Form 10-Q
period 2004-09-30
THOMAS PROPERTIES GROUP INC
filed 2004-11-22
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number 0-50854

THOMAS PROPERTIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0852352
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

515 South Flower Street, Sixth Floor Los Angeles, CA	90071
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code (213) 613-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2004
Common Stock, $.01 par value per share	14,295,814

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.	COMBINED FINANCIAL STATEMENTS

Separate financial statements for Thomas Properties Group, Inc. (the “Company”) have not been presented as the Company had no operations from inception to September 30, 2004. Operations for the Company commenced upon the consummation of the initial public offering of the Company’s common stock on October 13, 2004. Therefore, combined financial statements for the Company’s predecessor (“Thomas Properties Group, Inc. Predecessor”) have been presented herein as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

COMBINED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments in real estate:
Land and improvements	$51,527	$43,655
Buildings and improvements	237,663	148,405
Tenant improvements	77,338	39,674

	366,528	231,734
Less accumulated depreciation	(114,199)	(66,998)

	252,329	164,736
Investments in real estate—development property held for sale	—	1,965
Investments in uncombined real estate entities	23	13,207
Cash and cash equivalents	4,616	3,590
Restricted cash	10,782	8,116
Rents and other receivables, net	3,096	1,178
Receivables—uncombined real estate entities	685	186
Deferred rents	31,391	32,204
Deferred leasing and loan costs, net	11,407	3,804
Other assets	15,701	739

Total assets	$330,030	$229,725

LIABILITIES AND OWNERS’ DEFICIT
Liabilities:
Mortgage loans	$208,027	$139,670
Other secured loans	87,739	86,171
Accounts payable and other liabilities	10,987	2,748
Prepaid rent	2,845	2,873

Total liabilities	309,598	231,462

Minority interest	24,329	1,133

Owners’ deficit:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding	—	—
Limited voting stock, $.01 par value, 17,000,000 shares authorized, 16,666,666 shares issued and outstanding	167	—
Additional paid-in capital	1	—
Deficit	(4,065)	(2,870)

Total owners’ deficit	(3,897)	(2,870)

Total liabilities and owners’ deficit	$330,030	$229,725

See accompanying notes to combined financial statements.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental	$8,317	$5,432	$19,526	$15,635
Tenant reimbursements	4,399	2,495	10,090	7,488
Parking and other	952	606	2,090	1,664
Investment advisory, management, leasing, and development services	2,413	1,262	5,023	7,103
Investment advisory, management, leasing, and development services—uncombined real estate entities	2,343	927	4,394	3,365

Total revenues	18,424	10,722	41,123	35,255

Expenses:
Rental property operating and maintenance	3,365	1,785	7,822	5,307
Real estate taxes	1,457	790	3,204	2,474
Investment advisory, management, leasing, and development services	3,167	1,913	8,749	7,482
Rent—uncombined real estate entities	53	123	217	225
Interest	6,760	5,274	17,767	15,618
Depreciation and amortization	2,674	1,532	5,862	4,371

Total expenses	17,476	11,417	43,621	35,477

Operating income (loss)	948	(695)	(2,498)	(222)
Gain on sale of real estate	—	—	975	—
Equity in net loss of uncombined real estate entities	(502)	(424)	(1,031)	(1,008)
Minority interests	(1,219)	—	(1,622)	—

Net loss	$(773)	$(1,119)	$(4,176)	$(1,230)

See accompanying notes to combined financial statements.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,176)	$(1,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of uncombined real estate entities	1,031	1,008
Gain on sale of real estate	(975)	—
Deferred rents	3,880	4,453
Depreciation and amortization	5,862	4,371
Bad debt	(225)	—
Amortization of loan costs	293	99
Minority interests	1,622	—
Changes in assets and liabilities:
Rents and other receivables	(1,352)	(475)
Receivables—uncombined real estate entities	(311)	(144)
Other assets	(7,001)	(835)
Deferred leasing and loan costs	(799)	(616)
Deferred interest payable	2,582	1,020
Accounts payable and other liabilities	6,571	(555)
Prepaid rent	(130)	2,076

Net cash provided by operating activities	6,872	9,172

Cash flows from investing activities:
Expenditures for improvements to real estate	(2,700)	(1,061)
Expenditures for real estate improvements—land held for sale	—	(87)
Proceeds from sale of real estate	3,321	—
Distributions received from uncombined real estate entities	2,445	658
Contributions to uncombined real estate entities	(96)	(5,004)
Escrow deposits in connection with the purchase transaction for One Commerce Square	(6,000)	—
Cash acquired from One Commerce Square investment	2,619	—
Change in restricted cash	(538)	(3,566)

Net cash used in investing activities	(949)	(9,060)

Cash flows from financing activities:
Contributions from owners	3,749	14,314
Distributions to owners	(1,417)	(2,238)
Minority interest distributions	(395)	—
Principal payments on notes payable	(6,927)	(2,351)
Repayment of loan	—	(220,194)
Proceeds from mortgage loans and other secured loans	93	209,791
Payments on loan costs	—	(2,082)

Net cash used in financing activities	(4,897)	(2,760)

Net increase (decrease) in cash and cash equivalents	1,026	(2,648)
Cash and cash equivalents at beginning of period	3,590	3,846

Cash and cash equivalents at end of period	$4,616	$1,198

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $116 and $172 for the nine months ended September 30, 2004 and 2003, respectively	$14,655	$15,054
Supplementary disclosure of noncash investing and financing activities – contribution of land from owners	$817	$—

See accompanying notes to combined financial statements.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

1. Organization and Description of Business

Thomas Properties Group, Inc. (the “Company”) was incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, the Company completed its initial public offering (the “Offering”), which consisted of the sale of 14,285,714 shares of common stock at $12.00 per share, resulting in net proceeds to the Company of $152.5 million, after underwriting discounts and expenses of the Offering. Concurrent with the consummation of the Offering, the Company and a newly formed limited partnership, Thomas Properties Group, L.P. (the “Operating Partnership”), together with the partners and members of the affiliated partnerships and limited liability companies of TPG and other parties which hold direct or indirect ownership interests in the properties engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Company’s predecessor (Thomas Properties Group, Inc. Predecessor, also referred to herein as “TPG”), (ii) enable the Company to raise the necessary capital to acquire increased interests in certain of the properties, (iii) fund joint venture capital commitments, (iv) provide capital for future acquisitions, and (v) fund future development costs at the Company’s development properties.

The operations of the Company will be conducted through the Operating Partnership. The Company is the sole general partner in the Operating Partnership. Upon completion of the Offering and pursuant to contribution agreements among the owners of TPG, the Company and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of Thomas Development Partners, L.P., in exchange for units in our Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. The Company and Operating Partnership are fully integrated, self-administered and self-managed.

TPG was not a legal entity prior to the Offering, but rather a combination of real estate entities and operations as described below and was engaged in the business of owning, managing, leasing, acquiring and developing real estate, consisting primarily of office properties and related parking garages, located in Southern California, Sacramento, California, Philadelphia, Pennsylvania, Northern Virginia and Austin, Texas. During all periods presented in the accompanying combined financial statements, TPG was the general partner or managing member of the real estate entities that directly or indirectly own these properties and TPG had responsibility for the day-to-day operations of such entities. The ultimate owners of TPG were Mr. James A. Thomas and certain others who had minor ownership interests.

The real estate entities included in the accompanying combined financial statements have been combined for only the periods that such entities were under control by TPG. The equity method of accounting is utilized to account for investments in real estate entities over which TPG had significant influence, but not control over major decisions, including the decision to sell or refinance the properties.

Thomas Development Partners, L.P. provides property management, leasing and real estate development services to the real estate entities invested in by TPG and to certain unrelated parties and also provides investment advisory services to unrelated parties. All of the operations of Thomas Development Partners, L.P. unrelated to property management, leasing and real estate development have been excluded from the accompanying combined financial statements. Effective upon the closing of the Offering and the consummation of the Formation Transactions, Thomas Development Partners, L.P. ceased to exist as a separate entity.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

As of September 30, 2004, TPG was invested in the following real estate properties:

Property	Type; Planned Development	Location
Combined properties:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)

Two Commerce Square	High-rise office	PCBD

2101 Market Street	Undeveloped land; Residential/Office/Retail	PCBD

Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas

Campus El Segundo	Contract to purchase undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Uncombined properties:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

City National Plaza (formerly ARCO Plaza)	High-rise office	Los Angeles Central Business District, California

2. Summary of Significant Accounting Policies

Principles of Combination

The Company and the real estate entities related to the properties for which TPG controls major decisions and the investment advisory, property management, leasing and real estate development operations of Thomas Development Partners, L.P. are combined in the accompanying combined financial statements. All significant intercompany balances and transactions have been eliminated in combination. The interests in One Commerce Square, beginning June 1, 2004, and Campus El Segundo, for all periods presented, not owned by TPG are reflected as minority interests.

Cash Equivalents

For purposes of the combined statements of cash flows, TPG considers short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Investments in Real Estate

Investments in real estate are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings	40 to 50 years
Building improvements	5 to 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Uncombined Real Estate Entities

Investments in uncombined real estate entities are accounted for using the equity method of accounting whereby TPG’s investments in partnerships and limited liability companies are recorded at cost and the investment accounts are adjusted for TPG’s share of the entities’ income or loss and for distributions and contributions.

TPG uses the equity method to account for its uncombined real estate entities since it has significant influence but not control over the entities and none of the entities, other than One Commerce Square effective as of June 1, 2004 (see Note 3), are considered variable interest entities.

Impairment of Long-Lived Assets

TPG assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate and investments in uncombined real estate entities has occurred for the periods presented.

Deferred Leasing and Loan Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method.

Purchase Accounting for Acquisition of Interests in Real Estate Entities

Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which TPG acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the terms in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by TPG because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying combined balance sheets and contractually due but unpaid rents are included in rents and other receivables.

Tenant reimbursements for real estate taxes, common area maintenance and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other income in the accompanying combined statements of operations, are recognized when the related leases are canceled and TPG has no continuing obligation to provide services to such former tenants.

Investment advisory fees are based on a percentage of net operating income earned by a property under management and are recorded on a monthly basis as earned. Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Generally, 50% of leasing fees are recognized upon the execution of the lease and the remainder upon tenant occupancy unless significant future contingencies exist. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than through voting rights, referred to as “variable interests,” and how to determine when and which business enterprise should consolidate the variable interest entity (“VIE”). This new model for consolidation applies to an entity in which either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. The provisions of FIN 46R are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The provisions for all other entities subject to FIN 46R are effective for financial statements of the first reporting period ending after March 15, 2004. The adoption of this statement on January 1, 2003 had an impact on TPG’s financial statements as One Commerce Square was considered to be a variable interest entity beginning June 1, 2004 (see Note 3).

Income Taxes

TPG’s real estate entities are partnerships and limited liability companies, and its property management, leasing, and real estate development operations are held by a partnership. Under applicable federal and state income tax rules, the allocated share of net income or loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying combined financial statements.

Management’s Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management has identified certain critical accounting policies that affect management’s more significant judgments and estimates used in the preparation of TPG’s combined financial statements. On an ongoing basis, management evaluates estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable and investments in real estate and asset impairment. The estimates are based on information that is currently available to management and on various other assumptions that management believes are reasonable under the circumstances.

Management must make estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. Management specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on TPG’s net income, because a higher bad debt allowance would result in lower net income.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

Management is required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to TPG’s investments in real estate. These assessments have a direct impact on TPG’s net income because if management were to shorten the expected useful lives of TPG’s investments in real estate, TPG would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Management is required to make subjective assessments as to whether there are impairments in the values of TPG’s investments in real estate, including real estate held by the uncombined real estate entities accounted for using the equity method. These assessments have a direct impact on TPG’s net income because recording an impairment loss results in an immediate negative adjustment to net income.

Management is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to interests in real estate entities acquired by TPG. These assessments have a direct impact on TPG’s net income subsequent to the acquisition of the interests as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities. Management estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Segment Disclosure

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. TPG currently operates in one business segment: the acquisition, development, ownership, and management of commercial real estate. Additionally, the Company operates in one geographic area: the United States.

The products for the office segment include rental of office space to tenants, parking, rental of storage space and other tenant services.

Concentration of Credit Risk

TPG’s only combined operating properties are located in downtown Philadelphia, Pennsylvania. In addition, one of the two uncombined operating properties is also located in downtown Philadelphia, Pennsylvania. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. TPG maintains its cash and cash equivalents and restricted cash on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. TPG performs ongoing credit evaluations of its tenants and maintains reserves for potential credit losses.

Deferred Offering Costs

Included in other assets at September 30, 2004 are deferred offering costs of $6,617,000, of which $5,146,000 is included in accounts payable and other liabilities. Deferred offering costs were recorded as a direct reduction to additional paid in capital of the Company on October 13, 2004, the effective date of the Offering.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

Interim Financial Data

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.

3. Uncombined Real Estate Entities

The uncombined real estate entities include the entities that own One Commerce Square (through May 30, 2004, as this entity was considered to be a variable interest entity on June 1, 2004), 2121 Market Street, Harris Building Associates and City National Plaza (formerly known as ARCO Plaza), including the off-site garage, which serves City National Plaza, known as J-2, (from the purchase date of January 28, 2003).

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are TPG’s stated ownership percentages, prior to any preferred or special allocation, as of September 30, 2004:

One Commerce Square	50.0	%(1)
2121 Market Street	50.0%
Harris Building Associates	0.1%
City National Plaza	4.3	%(2)

(1)	At September 30, 2004, TPG and an unaffiliated third party each own 50.0% of the Series A preferred capital and non-preferred capital of the partnership that owns One Commerce Square. In addition, an unaffiliated third party owns $6.75 million Series B preferred capital. In accordance with the partnership agreement, the holder of the Series B preferred capital is entitled to preferred cumulative distributions of 17.5% per annum, after the holders of the Series A preferred capital receive their preferred cumulative distributions. Thereafter, distributions go to the holders of the non-preferred capital.

On March 1, 2004, TPG entered into an agreement to purchase the 50% partnership interest in One Commerce Square not owned by it for a purchase price of $24,200,000, subject to certain adjustments. In accordance with the purchase agreement, for the period from June 1, 2004 until the earlier of the closing date, as extended, or the date on which, as a result of a material breach or default by TPG, the sellers terminated the purchase agreement. TPG pays the sellers an amount equal to 6% per annum on the purchase price, as adjusted. Additionally, the purchase price is increased by an amount equal to the aggregate amount of any capital contributions required to be made by the sellers to One Commerce Square for any purpose after June 1, 2004. Based on the terms of the purchase agreement, TPG considers One Commerce Square to be a variable interest entity as of June 1, 2004 and has combined the accounts of that property with TPG for the period from June 1, 2004 through September 30, 2004 and as of September 30, 2004. On October 13, 2004, the Company acquired the 50% partnership interest.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

(2)	In accordance with the limited liability agreement, TPG and the minority owner of City National Plaza are initially allocated depreciation expense of City National Plaza ahead of CalSTRS. This resulted in the allocation to TPG of 22.5% of City National Plaza’s depreciation expense and 4.3% of City National Plaza’s net income (excluding depreciation expense) for the periods presented.

Investments in uncombined real estate entities as of September 30, 2004 are as follows:

2121 Market Street and Harris Building Associates	$(828)
City National Plaza	851

$23

The following is a summary of the investments in uncombined real estate entities for the nine months ended September 30, 2004:

Investment balance, December 31, 2003	$13,207
Elimination of One Commerce Square investment at May 31, 2004 due to combination	(9,804)
Contributions	96
Equity in net loss of uncombined real estate entities	(1,031)
Distributions	(2,445)

Investment balance, September 30, 2004	$23

The joint venture with CalSTRS, which as of September 30, 2004 owns an 85.4% interest in City National Plaza, was formed in December 2002 to acquire office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Value-add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which can be positively impacted by introduction of new capital and/or management. Under the joint venture agreement, TPG has an exclusive obligation until the earlier of December 23, 2006 and the date CalSTRS has contributed its full capital commitments to the joint venture to first present all acquisition opportunities involving core plus and value-add properties to the joint venture before TPG may buy them.

As of September 30, 2004, TPG has a 5% interest in the joint venture. On October 13, 2004, at the consummation of the Offering, the Company acquired an additional interest and increased its ownership interest in the joint venture to 25%, and as of that date, the unfunded capital commitments of CalSTRS and the Company were $164,000,000 and $56,000,000, respectively.

Upon the earlier to occur of certain events or January 1, 2006, a buy-sell provision may be exercised by either the Company or CalSTRS. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to either elect to buy the initiating party’s interest, or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase the Company’s interest in the joint venture. The buyout price is based upon a discount of 3% to the appraised fair market value. Upon the earlier to occur of certain events or January 1, 2006, the minority owners of City National Plaza have the option to require the joint venture to purchase its interest for an amount equal to what would be payable to them upon liquidation of the assets at fair market value.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

Two Commerce Square is a party to a master lease agreement and a reciprocal easement and operating agreement with One Commerce Square. The master lease agreement allocates revenues related to the lease of certain retail and commercial office space between Two Commerce Square and One Commerce Square. The reciprocal easement and operating agreement addresses the use of cost sharing, revenue sharing, management and other matters related to the subterranean parking garage and the common plaza amenities shared by Two Commerce Square and One Commerce Square. The revenues from transient parking in the subterranean garage are allocated between Two Commerce Square and One Commerce Square based on the utilization of transient parking spaces by cars visiting either property. Expenses related to the parking operations are allocated based on the same percentages as the revenue allocation.

Following is summarized financial information for the uncombined real estate entities as of September 30, 2004 and December 31, 2003 and for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003:

Summarized Balance Sheets

	September 30, 2004	December 31, 2003
ASSETS
Investments in real estate	$307,941	$390,880
Receivables including deferred rents	9,466	7,937
Other assets	41,651	32,380

Total assets	$359,058	$431,197

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$256,304	$269,812
Other liabilities	27,520	26,405

Total liabilities	283,824	296,217

Owners’ equity:
TPG	185	14,297
Other owners	75,351	120,683
Other comprehensive loss	(302)	—

Total owners’ equity	75,234	134,980

Total liabilities and owners’ equity	$359,058	$431,197

Summarized Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$12,168	$17,955	$46,840	$50,915

Expenses:
Operating and other expenses	8,771	11,594	29,667	30,846
Interest expense	3,712	3,404	10,511	9,301
Depreciation and amortization	2,518	3,770	8,981	10,594

Total expenses	15,001	18,768	49,159	50,741

Net (loss) income	$(2,833)	$(813)	$(2,319)	$174

TPG’s share of net loss	$(530)	$(463)	$(1,298)	$(1,360)

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

Included in the preceding summarized balance sheet as of September 30, 2004, is the following balance sheet of City National Plaza:

Investment in real estate	$287,694
Receivables including deferred rents	6,886
Other assets	39,107

Total assets	$333,687

Mortgage and other secured loans	$236,328
Other liabilities	20,654

Total liabilities	256,982

Owners’ equity:
TPG	1,040
Other owners	75,967
Other comprehensive loss	(302)

Total owners’ equity	76,705

Total liabilities and owners’ equity	$333,687

Following is summarized financial information by real estate entity for the three months ended September 30, 2004:

	Three Months Ended September 30, 2004
	2121 Market Street and Harris Building Associates	City National Plaza	Total
Revenues	$1,254	$10,914	$12,168

Expenses:
Operating and other	834	7,937	8,771
Interest	309	3,403	3,712
Depreciation and amortization	283	2,235	2,518

Total expenses	1,426	13,575	15,001

Net loss	(172)	(2,661)	(2,833)

TPG’s share of net loss	$(39)	$(491)	$(530)

Intercompany eliminations			28

Equity in net loss of uncombined real estate entities			$(502)

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

Following is summarized financial information by real estate entity for the three months ended September 30, 2003:

	Three Months Ended September 30, 2003
	One Commerce Square	2121 Market Street and Harris Building Associates	City National Plaza	Total
Revenues	$5,605	$1,234	$11,116	$17,955

Expenses:
Operating and other	2,769	909	7,916	11,594
Interest	1,357	304	1,743	3,404
Depreciation and amortization	1,275	268	2,227	3,770

Total expenses	5,401	1,481	11,886	18,768

Net income (loss)	204	(247)	(770)	(813)

TPG’s share of net (loss) income	$(117)	$5	$(351)	$(463)

Intercompany eliminations				39

Equity in net loss of uncombined real estate entities				$(424)

Following is summarized financial information by real estate entity for the nine months ended September 30, 2004:

	Nine Months Ended September 30, 2004
	One Commerce Square	2121 Market Street and Harris Building Associates	City National Plaza	Total
Revenues	$9,629	$3,784	$33,427	$46,840

Expenses:
Operating and other	4,531	2,530	22,606	29,667
Interest	2,373	925	7,213	10,511
Depreciation and amortization	2,035	849	6,097	8,981

Total expenses	8,939	4,304	35,916	49,159

Net income (loss)	690	(520)	(2,489)	(2,319)

TPG’s share of net loss	$(33)	$(103)	$(1,162)	$(1,298)

Intercompany eliminations				267

Equity in net loss of uncombined real estate entities				$(1,031)

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

Following is summarized financial information by real estate entity for the nine months ended September 30, 2003:

	Nine Months Ended September 30, 2003
	One Commerce Square	2121 Market Street and Harris Building Associates	City National Plaza	Total
Revenues	$16,828	$3,630	$30,457	$50,915

Expenses:
Operating and other	8,722	2,630	19,494	30,846
Interest	4,028	910	4,363	9,301
Depreciation and amortization	3,827	828	5,939	10,594

Total expenses	16,577	4,368	29,796	50,741

Net income (loss)	251	(738)	661	174

TPG’s share of net loss	$(509)	$(11)	$(840)	$(1,360)

Intercompany eliminations				352

Equity in net loss of uncombined real estate entities				$(1,008)

4. Debt

A summary of the outstanding debt as of September 30, 2004 is as follows:

	Interest Rate		Principal Amount		Maturity Date
One Commerce Square:
Mortgage loan	7.0%		$73,796		4/11/28	(1)
Mezzanine loan	17.5	(2)	8,561		3/16/11
Credit facility	2.2		1,873		4/15/05
Two Commerce Square:
Mortgage loan	6.3		126,730		5/09/13	(3)
Senior mezzanine loan	17.2	(4)	46,463		1/09/10
Junior A mezzanine loan	15.0	(5)	3,708		1/09/10
Junior B mezzanine loan	9.2		27,135	(6)	1/09/10
Four Points Centre	Prime Rate	(7)	4,000		2/28/05
2101 Market Street	4.8	(8)	3,500		3/06/05

			$295,766

(1)	The mortgage loan is prepayable without penalty after March 11, 2008, at which date the outstanding principal amount of this debt will be approximately $68.9 million. The interest rate will increase by 2.0% on April 11, 2008, which additional amount may be deferred until maturity. Any deferred amounts are added to the principal balance of the loan and accrue interest at 9.0%. Provided there is no deferred interest, the loan balance will be fully amortized on April 11, 2028, the maturity date of the loan.

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Tabular amounts in thousands)

(2)	Interest at a rate of 10% per annum is payable currently. Interest of 7.5% per annum may be deferred until cash is available for payment. Deferred amounts accrue interest at 17.5% per annum. The loan is subject to yield maintenance payments for any prepayments prior to March 16, 2005.

(3)	The mortgage loan may be defeased after October 2005.

(4)	This senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of September 30, 2004 was 17.2% per annum.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity.

(6)	The repayment of the Junior B Mezzanine loan is in the form of a minority participation in net equity according to a formula. To the extent the net equity in the property is below the thresholds of the formula, the $24.5 million in principal and accumulated deferred interest of $2.6 million will be forgiven by the lender. Under certain conditions, the lender has a right to extend the maturity date of this loan to July 2011, an additional 18 months.

(7)	The prime rate as of September 30, 2004 was 4.75% per annum.

(8)	The loan agreement provides that the interest rate will be the lender’s prime rate or at the Company’s option, LIBOR plus 2.5% per annum. As of September 30, 2004, interest was calculated by the prime rate.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these two properties be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures.

5. Subsequent Events

On October 13, 2004, the Company completed the Offering, which consisted of the sale of 14,285,714 shares of common stock at $12.00 per share, resulting in net proceeds to the Company of $152.5 million, after underwriting discounts and estimated expenses of the Offering.

Of the net proceeds of $152.5 million, approximately $32.8 million was used to acquire interests in unconsolidated subsidiaries, $24.1 million was used to acquire a 50% equity interest in One Commerce Square, $22.4 million was used to repay indebtedness and redeem preferred equity interests relating to One Commerce Square and to fund a required reserve of $2.1 million. The remaining proceeds are expected to be used to repay the One Commerce Square mezzanine loan in March 2005, fund development costs associated with development projects, and to partially fund the co-investment obligation of the CalSTRS joint venture or for other future property acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the combined financial statements of TPG as our predecessor, and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements included below that are not historical may be forward-looking statements, including information concerning development timing and investment amounts. See “Forward Looking Statements.” For a discussion of important risks related to our business, and an investment in our common stock, see the discussion under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Influence Results of Operations” in our prospectus dated October 6, 2004, which has been filed with the SEC.

When you read the financial statements and the information included in this report, you should be aware that our operations are significantly affected by both macro and micro economic forces. Our operations are directly affected by actual and perceived trends in various national and economic conditions that affect global and regional markets for commercial real estate services, including interest rates, the availability of credit to finance commercial real estate transactions, and the impact of tax laws affecting real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for real estate, or the public perception that any of these events may occur can adversely affect our business. These conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from leases. In addition, these conditions could lead to a decline in property values as well as a decline in demand for funds invested in commercial real estate and related assets, which in turn may reduce revenues from investment advisory, property management, leasing and development fees.

Forward Looking Statements

This report contains statements that constitute forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Although the information is based on our current estimations, actual results could vary. You are cautioned not to place undue reliance on this information as we cannot guarantee that the transactions and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Overview and Background

TPG was not a legal entity prior to the consummation of our initial public offering (the “Offering”), but rather a combination of real estate entities engaged in the business of owning, managing, leasing, acquiring and developing real estate. Concurrent with the consummation of the Offering on October 13, 2004, we and a newly formed limited partnership, Thomas Properties Group, L.P., together with the partners and members of the affiliated partnerships and limited liability companies of TPG and other parties which hold direct or indirect ownership interests in the properties, engaged in certain formation transactions (the Formation Transactions). The Formation Transactions were designed to (i) continue the operations of TPG, (ii) enable us to raise the necessary capital to acquire increased interests in certain of the properties, (iii) fund joint venture capital commitments, (iv) provide a vehicle for future acquisitions, (v) fund certain development costs at the development properties, and (vi) establish a capital reserve for general corporate purposes.

Results of Operations

The results of operations for TPG reflect the combination of the TPG affiliates that own One Commerce Square (beginning June 1, 2004), Two Commerce Square, 2101 Market Street, Four Points Centre, Campus El Segundo and TPG’s investment advisory, property management, leasing and real estate development operations. One Commerce Square (through May 31, 2004), 2121 Market Street (for all periods presented), and City National Plaza (as of January 28, 2003, the date of acquisition) are accounted for using the equity method of accounting.

Comparison of three months ended September 30, 2004 to three months ended September 30, 2003

Total Revenues. Total revenues increased by $7.7 million, or 71.8%, to $18.4 million for the three months ended September 30, 2004 compared to $10.7 million for the three months ended September 30, 2003. The significant components of revenue are discussed below.

Rental revenues. Rental revenue increased by $2.9 million, or 53.1%, to $8.3 million for the three months ended September 30, 2004 compared to $5.4 million for the three months ended September 30, 2003. This increase is primarily a result of the inclusion of $3.3 million in revenue for the three months ended September 30, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004. This increase is partially offset by a decrease in rental revenue due to the modification of one tenant’s lease at Two Commerce Square on July 15, 2003. In the lease modification, the tenant was released from its obligation related to one floor that it no longer occupied. In exchange, the tenant committed to extend the term of the lease for an additional six years for the remaining occupied space, through September 30, 2013.

Tenant reimbursements. Revenues from tenant reimbursements increased by $1.9 million, or 76.3%, to $4.4 million for the three months ended September 30, 2004 compared to $2.5 million for the three months ended September 30, 2003. This increase was primarily a result of the inclusion of $2.0 million of tenant reimbursements for the three months ended September 30, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004. This increase is partially offset by the modification of one tenant’s lease at Two Commerce Square as described above.

Parking and other revenues. Revenues from parking and other increased by $346,000, or 57.1%, to $952,000 for the three months ended September 30, 2004 compared to $606,000 for the three months ended September 30, 2003, primarily as a result of the inclusion of $468,000 in parking and other revenue for the three months ended September 30, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004, offset by a decrease in parking revenue at 2101 Market Street due to the allocation of certain parking spaces to accommodate a new retail tenant, which opened for operations in September 2003, at the adjacent 2121 Market Street property.

Investment advisory, management, leasing and development services revenues. Revenues from these services increased by $1.1 million, or 91.2%, to $2.4 million for the three months ended September 30, 2004 compared to $1.3 million for the three months ended September 30, 2003, primarily as a result of increased leasing commissions of $1.0 million related to 1835 Market Street, Pacific Financial Plaza, and other unaffiliated properties. In addition, there was an increase of $167,000 in reimbursed compensation costs related to our property management staff at various properties.

Investment advisory, management, leasing and development services revenues – uncombined real estate entities. Revenues from these services for uncombined real estate entities increased by $1.4 million, or 152.8%, to $2.3 million for the three months ended September 30, 2004 compared to $927,000 for the three months ended September 30, 2003. This increase was primarily a result of leasing commissions at City National Plaza of $1.5 million during the three months ended September 30, 2004, compared to no revenue in the corresponding period. The increase was offset by a decrease of $200,000 in investment advisory, management and leasing services related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Total Expenses

Total Expenses. Total expenses increased by $6.1 million, or 53.1%, to $17.5 million for the three months ended September 30, 2004 compared to $11.4 million for the three months ended September 30, 2003. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $1.6 million, or 88.5%, to $3.4 million for the three months ended September 30, 2004 as compared to $1.8 million for the three months ended September 30, 2003, primarily due to the combination of the operating results of One Commerce Square as of June 1, 2004, which represented expenses of $1.6 million.

Real estate taxes. Real estate tax expense increased by $667,000, or 84.4%, to $1.5 million for the three months ended September 30, 2004 compared to $790,000 for the three months ended September 30, 2003. This increase is primarily a result of the inclusion of $687,000 in real estate taxes for the three months ended September 30, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased $1.3 million or 65.6%, to $3.2 million for the three months ended September 30, 2004 compared to $1.9 million for the three months ended September 30, 2003. This increase was primarily due to an increase in compensation costs including salaries, accrued bonus, 401k profit sharing and retirement savings plan expenses and temporary help costs totaling approximately $870,000 due to an increase in the number of non-reimbursed personnel resulting from an increase in our business activity, and an increase in compensation costs related to our property management staff at various properties.

Interest expense. Interest expense increased by $1.5 million or 28.2% to $6.8 million for the three months ended September 30, 2004 compared to $5.3 million for the three months ended September 30, 2003. This increase is primarily the result of the inclusion of $1.4 million in interest expense for the three months ended September 30, 2004 related to the One Commerce Square mortgage loan, with no corresponding expense in the third quarter of 2003.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.2 million, or 74.5%, to $2.7 million for the three months ended September 30, 2004 compared to $1.5 million for the three months ended September 30, 2003. This increase was primarily the result of the inclusion of $1.2 million of depreciation and amortization expense for the three months ended September 30, 2004 resulting from the combination of One Commerce Square effective June 1, 2004.

Equity in net loss of uncombined real estate entities. Equity in net loss of uncombined real estate entities increased by $78,000 to a net loss of $502,000 for the three months ended September 30, 2004 compared to a net loss of $424,000 for the three months ended September 30, 2003. Set forth below is a summary of the condensed financial information for the uncombined real estate entities, consisting of One Commerce Square (for the three months ended September 30, 2003 only), 2121 Market Street and City National Plaza, and our share of net loss and equity in net loss for the three months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Revenue	$12,168	$17,955
Operating and other expenses	(8,771)	(11,594)
Interest expense	(3,712)	(3,404)
Depreciation and amortization	(2,518)	(3,770)

Net loss	$(2,833)	$(813)

TPG’s share of net loss	$(530)	$(463)
Intercompany eliminations	28	39

Equity in net loss of uncombined real estate entities	$(502)	$(424)

Aggregate revenue attributable to, and operating and other expenses for uncombined real estate entities for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 decreased due to the combination of One Commerce Square effective June 1, 2004. As a result, there was a full three months of revenue and expenses in the three months ended September 30, 2003 for this property, with no corresponding revenue and expenses in the three months ended September 30, 2004. Aggregate revenues decreased by $5.8 million, or 32.2%, to $12.2 million for the three months ended September 30, 2004, compared to $18.0 million for the three months ended September 30, 2003 primarily as a result of the combination of One Commerce Square.

Aggregate operating and other expenses decreased by $2.8 million, or 24.3%, to $8.8 million for the three months ended September 30, 2004, compared to $11.6 million for the three months ended September 30, 2003 primarily as a result of three months of operating and other expenses in 2003 in the amount of $2.8 million relating to One Commerce Square.

Aggregate interest expense increased by $308,000, or 9.0%, to $3.7 million for the three months ended September 30, 2004 compared to $3.4 million for the three months ended September 30, 2003 primarily as a result of an increase in interest expense of $1.7 million relating to the refinancing of the City National Plaza acquisition loan, offset by three months of interest expense in 2003 in the amount of $1.4 million relating to One Commerce Square.

Aggregate depreciation and amortization expense decreased by $1.3 million, or 33.2%, to $2.5 million for the three months ended September 30, 2004 compared to $3.8 million for the three months ended September 30, 2003 primarily as a result of three months of depreciation and amortization expense in 2003 in the amount of $1.3 million relating to One Commerce Square.

Comparison of nine months ended September 30, 2004 to nine months ended September 30, 2003

Total Revenues. Total revenues increased by $5.8 million, or 16.6%, to $41.1 million for the nine months ended September 30, 2004 compared to $35.3 million for the nine months ended September 30, 2003. The significant components of revenue are discussed below.

Rental revenues. Rental revenue increased by $3.9 million, or 24.9%, to $19.5 million for the nine months ended September 30, 2004 compared to $15.6 million for the nine months ended September 30, 2003. This increase is primarily a result of the inclusion of $4.4 million in revenue for the nine months ended September 30, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004. This increase is partially offset by a decrease in rental revenue due to the modification of one tenant’s lease at Two Commerce Square on July 15, 2003. In the lease modification, the tenant was released from its obligation related to one floor that it no longer occupied. In exchange, the tenant committed to extend the term of the lease for an additional six years for the remaining occupied space, through September 30, 2013.

Tenant reimbursements. Revenues from tenant reimbursements increased by $2.6 million, or 34.7%, to $10.1 million for the nine months ended September 30, 2004 compared to $7.5 million for the nine months ended September 30, 2003. This increase was primarily a result of the inclusion of $2.7 million in tenant reimbursements for the nine months ended September 30, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004. This increase is partially offset by a decrease in tenant reimbursements due to the modification of one tenant’s lease at Two Commerce Square as discussed above.

Parking and other revenues. Revenues from parking and other increased by $426,000, or 25.6%, to $2.1 million for the nine months ended September 30, 2004 compared to $1.7 million for the nine months ended September 30, 2003, primarily as a result of the inclusion of $613,000 in parking and other revenues for the nine months ended September 30, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004, offset by a decrease in parking revenue at 2101 Market Street due to the allocation of certain parking spaces to accommodate a new retail tenant, which opened for operations in September 2003, at the adjacent 2121 Market Street property.

Investment advisory, management, leasing and development services revenues. Revenues from these services decreased by $2.1 million, or 29.3%, to $5.0 million for the nine months ended September 30, 2004 compared to $7.1 million for the nine months ended September 30, 2003. This decrease was primarily a result of approximately $3.1 million of incentive fees we earned during the nine months ended September 30, 2003 under our agreement with the City of Sacramento for managing the development of the CalEPA headquarters building, with no corresponding revenue during the nine months ended September 30, 2004. All development fees were earned from CalEPA as of June 30, 2003. The decrease was also attributable to an acquisition incentive fee of $307,000 during the nine months ended September 30, 2003 related to 1835 Market Street, with no revenue in the corresponding current period. These decreases were offset by an increase of $370,000 in investment advisory and management fees, primarily relating to management services to Pacific Financial Plaza beginning on July 1, 2003, an increase in leasing commissions of $641,000 related to 1835 Market Street, Pacific Financial Plaza, and other unaffiliated properties, and an increase of $223,000 in reimbursed compensation costs related to our property management staff at various properties.

Investment advisory, management, leasing and development services revenues – uncombined real estate entities. Revenues from these services for uncombined real estate entities increased by $1.0 million, or 30.6%, to $4.4 million for the nine months ended September 30, 2004 compared to $3.4 million for the nine months ended September 30, 2003. This increase was primarily a result of fee income related to City National Plaza. We began providing investment advisory and property management services to City National Plaza effective January 28, 2003, upon acquisition of our interest in this property. We earned fees from construction management and leasing commissions at City National Plaza of $210,000 and $1.5 million, respectively, during the nine months ended September 30, 2004, with no revenue in the corresponding prior period. In addition, investment advisory and management fees related to City National Plaza increased $267,000 during the nine months ended September 30, 2004. This increase was offset by a one-time acquisition fee of $957,000 in the first quarter of 2003 relating to City National Plaza, and by a decrease of $156,000 in investment advisory, property management and leasing services related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Total Expenses

Total Expenses. Total expenses increased by $8.1 million, or 23.0%, to $43.6 million for the nine months ended September 30, 2004 compared to $35.5 million for the nine months ended September 30, 2003. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $2.5 million, or 47.4%, to $7.8 million for the nine months ended September 30, 2004 as compared to $5.3 million for the nine months ended September 30, 2003, primarily due to the combination of the operating results of One Commerce Square as of June 1, 2004, which represented expenses of $2.1 million. Additionally, expenses related to Two Commerce Square increased by $188,000.

Real estate taxes. Real estate tax expense increased by $730,000, or 29.5%, to $3.2 million for the nine months ended September 30, 2004 compared to $2.5 million for the nine months ended September 30, 2003. This increase is primarily a result of the inclusion of $917,000 in real estate taxes for the nine months ended September 30, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased $1.2 million or 16.9%, to $8.7 million for the nine months ended September 30, 2004 compared to $7.5 million for the nine months ended September 30, 2003. This increase was primarily due to an increase in compensation costs related to our property management staff of $400,000 principally due to additional management staff at City National Plaza, which we began managing on January 28, 2003, and for which we became fully staffed in the second quarter of 2003, and Pacific Financial Plaza, which we began managing on July 1, 2003, an increase in compensation costs including salaries, accrued bonus, 401k profit sharing and retirement savings plan expenses and temporary help costs totaling approximately $1.9 million due to an increase in the number of non-reimbursed personnel resulting from an increase in our business activity, and business taxes levied by the City of Philadelphia of approximately $218,000. These increases were offset by incentive compensation payments of approximately $1.5 million during 2003, related to the completed development of the CalEPA headquarters building, with no similar expense in the corresponding current period.

Interest expense. Interest expense increased by $2.2 million or 13.8% to $17.8 million for the nine months ended September 30, 2004 compared to $15.6 million for the nine months ended September 30, 2003. In connection with the refinancing of debt obligations at our Two Commerce Square property as of July 31, 2003, we obtained Class A and Class B junior mezzanine loans. The Class A loan ($3.5 million) bears interest at 15% per annum, with interest at 10% per annum payable monthly and 5% which is deferred. The Class B loan ($24.5 million) bears interest at 9.2% per annum, which is all deferred. Interest is computed on both the outstanding principal and deferred interest amounts for both the Class A and Class B loans. The note payable that was replaced by this refinancing accrued interest at a fixed rate of 9.2% per annum. The compounding feature of the junior mezzanine loans, as well as the amortization of deferred loan costs associated with the refinancing, has resulted in increased interest expense related to Two Commerce Square of approximately $249,000. In addition, effective June 1, 2004, One Commerce Square was combined into our financial statements resulting in additional interest expense for the nine months ended September 30, 2004 of approximately $1.9 million related to the One Commerce Square mortgage loan, with no corresponding expense during the nine months ended September 30, 2003.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.5 million, or 34.1%, to $5.9 million for the nine months ended September 30, 2004 compared to $4.4 million for the nine months ended September 30, 2003. This increase was primarily the result of the inclusion of four months of depreciation and amortization expense for the nine months ended September 30, 2004 resulting from the combination of One Commerce Square effective June 1, 2004.

Gain on sale of real estate. Gain on sale of real estate was $975,000 for the nine months ended September 30, 2004 due to the sale of a parcel of development property at our Four Points Centre project in Austin, Texas, which was sold to an unaffiliated third party in the first quarter of 2004. There were no land sales for the nine months ended September 30, 2003.

Equity in net loss of uncombined real estate entities. Equity in net loss of uncombined real estate of $1.0 million did not change for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Set forth below is a summary of the condensed financial information for the uncombined real estate entities, consisting of One Commerce Square (through May 31, 2004), 2121 Market Street and City National Plaza, and our share of net income (loss) and equity in net loss for the nine months ended September 30, 2004 and 2003 (in thousands)

	2004	2003
Revenue	$46,840	$50,915
Operating and other expenses	(29,667)	(30,846)
Interest expense	(10,511)	(9,301)
Depreciation and amortization	(8,981)	(10,594)

Net (loss) income	$(2,319)	$174

TPG’s share of net loss	$(1,298)	$(1,360)
Intercompany eliminations	267	352

Equity in net loss of uncombined real estate entities	$(1,031)	$(1,008)

Aggregate revenue attributable to, and operating and other expenses for uncombined real estate entities for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 increased due to the acquisition of our interest in City National Plaza on January 28, 2003 offset by the combination of One Commerce Square in our financial statements effective June 1, 2004. As a result, there were nine months of revenue and expenses in the nine months ended September 30, 2004 for City National Plaza as compared to the corresponding prior period in which there was approximately eight months of operations. Additionally, there were five months of revenue and expenses in the nine months ended September 30, 2004 for One Commerce Square compared to nine months of operations in the nine months ended September 30, 2003.

Aggregate interest expense increased by $1.2 million, or 13.0%, to $10.5 million for the nine months ended September 30, 2004 compared to $9.3 million for the nine months ended September 30, 2003 primarily due to an increase of $2.9 million relating to the refinancing of City National Plaza, offset by a decrease of $1.7 million due to the combination of One Commerce Square effective June 1, 2004.

Aggregate depreciation and amortization expense decreased by $1.6 million, or 15.2%, to $9.0 million for the nine months ended September 30, 2004 compared to $10.6 million for the nine months ended September 30, 2003. This decrease was primarily due to the acquisition of our interest in City National Plaza in January 2003, resulting in additional depreciation and amortization expense of $158,000, offset by a decrease of approximately $1.8 million due to the combination of One Commerce Square effective June 1, 2004.

Pro Forma Operating Results

The following pro forma consolidated statement of operations for the nine months ended September 30, 2004 is based on the combined historical statements of operations of TPG, adjusted for the acquisition of a third party interest in One Commerce Square, the acquisition of interests in unconsolidated subsidiaries, and the effects of the Offering completed on October 13, 2004.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2004

(Unaudited)

(In thousands except per share data)

	Thomas Properties Group, Inc. Predecessor Historical	Acquisition of Third Party Interests in One Commerce Square	Acquisition of Interest in Unconsolidated Subsidiaries	Other Pro Forma Adjustments		Company Pro Forma
	(A)	(B)	(C)
Revenues:
Rental	$19,526	$5,103	$—	$—		$24,629
Tenant reimbursements	10,090	3,507	—	—		13,597
Parking and other	2,090	727	—	—		2,817
Investment advisory, management, leasing and development services	5,023	—	(39)	—		4,835
			(149)
Investment advisory, management, leasing, and development services—uncombined/unconsolidated real estate entities	4,394	(282)	(624)	—		3,637
			149

Total revenues	41,123	9,055	(663)	—		49,515

Expenses:
Rental property operating and maintenance	7,822	3,092	—	—		10,914
Real estate taxes	3,204	1,139	—	—		4,343
Investment advisory, management, leasing and development services	8,749	(140)	—	—		8,609
Rent—uncombined/unconsolidated real estate entities	217	(49)	(16)	—		152
Interest	17,767	2,817	—	—		20,584
Depreciation and amortization	5,862	2,377	—	154	(D)	8,393
General and administrative	—	—	—	185	(E)	185

Total expenses	43,621	9,236	(16)	339		53,180

Operating loss	(2,498)	(181)	(647)	(339)		(3,665)
Gain on sale of real estate	975	—	—	—		975
Equity in net (loss) income of uncombined/unconsolidated real estate entities	(1,031)	(157)	763	—		(425)
Minority interests	(1,622)	1,622	—	1,673	(F)	1,673

(Loss) income before benefit for income taxes	(4,176)	1,284	116	1,334		(1,442)
Benefit for income taxes	—	—	—	577	(G)	577

Net (loss) income	$(4,176)	$1,284	$116	$1,911		$(865)

Pro forma basic loss per share						$(0.05)
Pro forma diluted loss per share						$(0.05)
Pro forma weighted average common shares outstanding—basic						14,306,114
Pro forma weighted average common shares outstanding—diluted						14,306,114

The adjustments to the pro forma consolidated statement of operations for the nine months ended September 30, 2004 are as follows:

(A) Reflects TPG’s historical combined statement of operations for the nine months ended September 30, 2004. The interests in the real estate properties contributed by the owners of TPG to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership were primarily recorded at TPG’s historical cost upon closing of the Offering on October 13, 2004. As a result, expenses such as depreciation and amortization to be recognized by the Operating Partnership related to the contributed interests are based primarily on TPG’s historical cost of the related assets.

Giving effect to the consummation of the Offering and the formation transactions, we own 46.3% of the Operating Partnership and have control over major decisions of the Operating Partnership. Accordingly, we will consolidate the revenues and expenses of the Operating Partnership for periods following the completion of the Offering. See note (F) for the pro forma adjustment to allocate 53.7% of the net income of the Operating Partnership to the limited partners of the Operating Partnership.

(B) Reflects the acquisition of equity interests in One Commerce Square owned by a third party, and the resulting combination of One Commerce Square beginning June 1, 2004. Through May 31, 2004, TPG used the equity method to account for its investment in One Commerce Square since TPG had significant influence, but not control, over major decisions, including selling and refinancing this property. However, based on the terms of the purchase agreement, effective June 1, 2004, One Commerce Square was considered a variable interest entity and consolidated with TPG. Upon purchase of the preferred equity interests at the completion of the Offering, we own 89% of One Commerce Square and entities affiliated with TPG will retain an 11% ownership interest. The purchase method of accounting is used to reflect the acquisition of the redeemable preferred equity interests in One Commerce Square by the Company.

(C) Reflects the acquisition of interests in unconsolidated subsidiaries. TPG used the equity method to account for its 5% investment in the TPG/CalSTRS, LLC joint venture since TPG did not have control over major decisions, including selling and refinancing the property. With the purchase of an additional interest in the joint venture at the completion of the Offering, we increased our ownership interest in the TPG/CalSTRS, LLC joint venture to 25% and have an indirect ownership interest of 21.3% in ARCO Plaza. In addition, we purchased a 25% interest in two properties located in northern Virginia, Reflections I and II, which we will hold through our joint venture with CalSTRS. We will continue to account for our investment in the joint venture and will also account for these two properties under the equity method.

(D) Increase in depreciation of buildings and improvements related to purchase accounting adjustments to investments in real estate resulting from acquisition of minority owners’ interests in TPG at the completion of the Offering.

(E) Restricted stock awards to be granted upon the completion of the Offering that have a two to three-year vesting period.

(F) Allocation of minority interest in net loss of the Operating Partnership as a result of issuing limited partnership units in the Operating Partnership to certain former owners of TPG.

(G) Represents pro forma income tax benefit (based on statutory tax rate of 40%) on our pro forma pretax loss.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

We utilized a portion of the net proceeds from the Offering to acquire interests in unconsolidated subsidiaries for $32.8 million, acquire a 50% equity interest in One Commerce Square for $24.1 million, repay indebtedness and redeem preferred equity interests relating to One Commerce Square for $22.4 million, and fund a required reserve of $2.1 million. We expect the remaining proceeds will be used to repay the One Commerce Square mezzanine loan in March 2005, fund development costs associated with development projects, and to partially fund the co-investment obligation of the CalSTRS joint venture or for other future property acquisitions.

Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, the issuance of common or preferred units of our operating partnership, and the potential issuance of additional debt or equity securities. We do not currently anticipate issuing any additional equity securities either of our company or our operating partnership other than pursuant to our equity incentive plan. We also do not intend to reserve funds to retire existing debt upon maturity, except as described in the preceding paragraph. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of equity securities, as market conditions permit.

We have an unfunded capital commitment to our joint venture with CalSTRS of $56.0 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

Development and Redevelopment Projects

We currently own interests in three development projects and our joint venture with CalSTRS has one significant redevelopment project. We anticipate developing these properties as market feasibility permits. We also anticipate seeking to mitigate development risk, by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In July 2004 a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, our sole significant redevelopment project at this time, to provide funds for estimated future redevelopment costs. Presently, we have not obtained construction financing for these three development projects. If we finance the development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow, and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, following the Offering and the formation transactions, we also own majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenses for leasing commissions and tenant improvement costs on an annual basis. The level of these expenses varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity in the project and the current rent roll, we anticipate incurring expenses of approximately $8.6 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the fifteen month period ending December 31, 2005. We do not anticipate incurring significant expenses for leasing costs, tenant improvements and capital improvements for Reflections I and II.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property, the term of the lease, the type of lease, the involvement of leasing agents and overall market conditions.

Contractual Obligations

The following table provides information for our company and our consolidated subsidiaries with respect to the maturities and scheduled repayments of secured debt (which reflects the entire principal amount of our fixed and variable rate debt) and scheduled interest payments of fixed and variable rate debt as of September 30, 2004 (in thousands). The following table also provides information with respect to capital expenditure commitments as of September 30, 2004 as well as future minimum lease payments on our long-term operating lease for our office at City National Plaza. The table does not reflect available maturity extension options.

Capital commitments of our company and our consolidated subsidiaries include approximately $5.6 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, we have an unfunded capital commitment of $56 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both our company and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will be required to fund this commitment in 2005 and 2006, and have therefore included the full commitment of $56 million in the table below in that period. Additionally, we entered into a joint venture agreement with Weingarten Realty Investors during the second quarter of 2004. Pursuant to this joint venture agreement, we will contribute initial capital of $125,000, which has been included in the capital commitments below.

	Payments Due By Period
	Through remainder of 2004	2005 – 2006	2007 – 2008	Thereafter	Total
Principal Payments—Secured Debt	$1,934	$27,317	$15,124	$251,391	$295,766
Interest Payments—Fixed Rate Debt	5,593	42,538	39,314	109,828	197,273
Interest Payments—Variable Rate Debt	83	70	—	—	153
Capital Commitments	2,483	58,008	970	—	61,461
Operating Lease	55	448	448	93	1,044

Total	$10,148	$128,381	$55,856	$361,312	$555,697

Capital commitments of at least $20 million required under leases entered into at City National Plaza by City National Bank, Jones Day, and Fulbright & Jaworski are not included in the contractual obligations table above as City National Plaza is an unconsolidated subsidiary. These capital expenditures must be completed by December 31, 2006 under the Jones Day lease and by December 31, 2008 under the City National Bank and Fulbright & Jaworski leases.

Off-Balance Sheet Arrangements – Indebtedness of Uncombined Real Estate Entities

As of September 30, 2004, TPG had investments in three uncombined real estate entities, with stated ownership percentages ranging from 0.1% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities, therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt (for the entire entity) for the two entities with outstanding debt as of September 30, 2004 (in thousands):

	Interest Rate	Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.75%	$200,000	7/11/06
Senior mezzanine loan (2)	LIBOR + 4.50	11,328	7/11/06
Junior mezzanine loan	LIBOR + 6.15	25,000	7/11/06
2121 Market Street	6.1	19,976	8/1/33	(3)

		$256,304

(1)	We have purchased interest rate cap agreements for the outstanding City National Plaza loans. We are also required to purchase interest rate cap agreements for each future advance under the $125 million senior mezzanine loan.

(2)	The mortgage and senior mezzanine loans are subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, however, under certain circumstances the exit fees shall be waived.

(3)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

Cash Flows

Comparison of nine months ended September 30, 2004 to nine months ended September 30, 2003

Cash and cash equivalents were $4.6 million as of September 30, 2004 and $1.2 million as of September 30, 2003.

Net cash provided by operating activities decreased by $2.3 million to $6.9 million for the nine months ended September 30, 2004 compared to $9.2 million for the nine months ended September 30, 2003. The decrease was primarily a result of a $2.9 million increase in net loss. Non-cash items increased $1.6 million resulting in an increase in cash provided by operating activities. Increases in non-cash items were due to the minority interest of $1.6 million in 2004 related to the One Commerce Square minority partner income allocation, and an increase in depreciation and amortization expense of $1.5 million primarily as a result of the inclusion of four months of depreciation and amortization expense for the nine months ended September 30, 2004 resulting from the combination of One Commerce Square effective June 1, 2004. These increases in non-cash items was offset by a gain on sale of real estate in the amount of $975,000 during the nine months ended September 30, 2004, and a decrease in the change in deferred rents of $573,000. Further, net cash provided by operations decreased due to a $6.2 million increase in other assets, primarily as a result of costs incurred related to the Offering, a $2.2 million decrease in prepaid rent at Two Commerce Square, and a $877,000 increase in rents and other receivables, offset by a $7.1 million increase in accounts payable primarily as a result of unpaid costs incurred to date related to the Offering.

Net cash used in investing activities decreased by $8.2 million to $949,000 for the nine months ended September 30, 2004 compared to net cash used in investing activities of $9.1 million for the nine months ended September 30, 2003. The decrease was primarily a result of an increase in net distributions received from uncombined real estate entities of $1.8 million, primarily relating to the refinancing of the City National Plaza acquisition loan and distributions to the members, a decrease in net contributions to uncombined real estate entities of $4.9 million, primarily related to the acquisition of City National Plaza, proceeds of $3.3 million from the sale of development property to an unaffiliated third party, additional cash of $2.6 million resulting from the combination of One Commerce Square effective June 1, 2004, and an increase in the change in restricted cash of $3.0 million, primarily relating to the refinancing of the Two Commerce Square mortgage loan in 2003, offset by an increase in real estate improvements of approximately $1.6 million and a $6.0 million deposit in connection with the acquisition of the 50% interest in One Commerce Square owned by an unaffiliated third party.

Net cash used in financing activities increased by $2.1 million to $4.9 million for the nine months ended September 30, 2004 compared to $2.8 million for the nine months ended September 30, 2003. The increase was primarily a result of contributions to TPG of $14.3 million, a portion of which was used to fund its investment in City National Plaza in the first nine months of 2003, offset by contributions of $3.7 million during the first nine months of 2004, primarily relating to a deposit for the acquisition of the minority interests in One Commerce Square. In addition, the increase was offset as a result of the net activity associated with the refinancing of Two Commerce Square in 2003.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. Our existing multi-family residential property and our planned multi-family residential property are both located in the Philadelphia central business district. These residential properties are subject to short-term leases. As a result, inflation can often be offset by increased rental rates. However, a weak economic environment may restrict our ability to raise rental rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the lives and income streams of our assets with the terms of our debt. In general, following the consummation of this offering and the formation transactions, we intend to use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2004, we had an insignificant level of outstanding floating rate debt. In July 2004, a parent of the entity that owns City National Plaza refinanced the existing $175 million acquisition loan for City National Plaza. The refinancing consisted of a $200 million senior mortgage facility bearing interest at a floating rate of 1.75% above LIBOR, which we have hedged by entering into an interest rate cap agreement, and a $125 million senior mezzanine loan at a floating rate of 4.5% above LIBOR, of which $11.3 million had been funded as of September 30, 2004, with respect to which we are required to purchase interest rate cap agreements as we borrow under this facility. In addition, in August 2004, we entered into an additional $25 million junior mezzanine loan for City National Plaza. The junior mezzanine loan bears interest at a floating rate of 6.2% above LIBOR. We have purchased an interest rate cap for this loan.

We manage our interest expense by using a combination of fixed and variable rate debt. Our fixed and variable rate long-term debt at September 30, 2004 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2004	$1,934	$—	$1,934
2005-2006	17,944	9,373	27,317
2007-2008	15,124	—	15,124
Thereafter	251,391	—	251,391

Total	$286,393	$9,373	$295,766

Weighted average interest rate	7.5%	4.1%	7.1%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At September 30, 2004, our variable rate long-term debt represents 3.2% of our total long-term debt. If interest rates were to increase by 41 basis points, which represents approximately 10% of the weighted average variable rate at September 30, 2004, the net impact would be increased costs of $40,000, of which $17,000 would be capitalized related to property under development and $23,000 would reduce pre-tax income annually.

The fair values of our mortgage loans and other secured loans are approximated by the carrying values, as the terms are similar to those currently available to us for debt with similar risk and the same remaining maturities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 15d-15, promulgated by the SEC under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Subsequent to the date of our evaluation, there has been no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On October 6, 2004, the Securities and Exchange Commission declared effective our Registration Statement (Registration No. 333-114527), pursuant to which 14,285,714 shares of our common stock were offered and sold in our initial public offering. We completed our initial public offering on October 13, 2004. We sold 14,285,714 shares of common stock at a price to the public of $12.00 per share, resulting in aggregate gross proceeds of $171.4 million, $12 million of which went to pay underwriting discounts and commissions and approximately $6.9 million of which we applied to expenses related to the Offering and Formation Transactions. As a result, we received approximately $152.5 million of the offering proceeds. None of the expenses incurred and paid by us in this offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to our affiliates.

The offering was made through an underwriting syndicate, led by Friedman Billings, Ramsey & Co., Inc. and UBS Securities LLC as joint book-running managers and RBC Capital Markets Corporation and Wells Fargo Securities, LLC acting as co-managers. The offering terminated after the sale of all of the shares of our common stock registered under our Registration Statement.

As of October 13, 2004, we used the net proceeds from the offering as follows:

•	approximately $32.8 million was used to acquire interests in unconsolidated subsidiaries;

•	$24.1 million was used to acquire a 50% equity interest in One Commerce Square; and

•	$22.4 million was used to repay indebtedness and redeem preferred equity interests relating to One Commerce Square and to fund a required reserve of $2.1 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	2004 Equity Incentive Plan of Thomas Properties Group, Inc.

10.2	Operating Partnership Agreement.

10.3	Master Contribution Agreement to be entered into by James A. Thomas and the other Contributors party thereto.

10.4	Non-Employee Directors Restricted Stock Plan

10.5	Pairing Agreement between the Registrant and its Operating Partnership

10.7	Employment Agreement between the Registrant and Mr. James A Thomas

10.8	Employment Agreement between the Registrant and Mr. Thomas S. Ricci

10.9	Employment Agreement between the Registrant and Mr. Randall L. Scott

10.10	Employment Agreement between the Registrant and Mr. John R. Sischo

10.11	Employment Agreement between the Registrant and Ms. Diana M. Laing

10.13	Registration Rights Agreement between the Registrant and the parties thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 22, 2004

THOMAS PROPERTIES GROUP, INC.

By:	/S/ JAMES A. THOMAS
James A. Thomas
Chief Executive Officer

By:	/S/ DIANA M. LAING
Diana M. Laing
Chief Financial Officer