Form 10-K
period 2004-12-31
THOMAS PROPERTIES GROUP INC
filed 2005-03-30
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-50854

Thomas Properties Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0852352
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

515 South Flower Street, Sixth Floor, Los Angeles, CA	90071
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code

(213) 613-1900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $176,999,996 based on the closing bid price on the Nasdaq for such shares on March 23, 2005.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2005
Common Stock, $.01 par value per share	14,342,481

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

THOMAS PROPERTIES GROUP, INC.

FORM 10-K

PART 1

ITEM 1. BUSINESS

General

The terms “Thomas Properties Group,” “we,” “us” and “our company” as used herein refer to Thomas Properties Group, Inc. We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We are the successor company to Thomas Properties Group, LLC and its affiliates, referred to in this report as “TPGI Predecessor.” TPGI Predecessor was founded in late 1996 by our Chairman, President and Chief Executive Officer, Mr. James A. Thomas.

Mr. Thomas’ real estate experience dates back to 1976, when he entered the real estate business with Robert F. Maguire as a principal and as legal counsel. In 1983, their partnership arrangement was formalized as Maguire Thomas Partners. Messrs. Maguire and Thomas served as co-managers, and the firm quickly expanded into a national full-service real estate operating company. From 1976 to 1996, Maguire Thomas Partners and its predecessor entities acquired, developed, managed and/or owned interests in 17 properties with approximately 14 million rentable square feet of commercial space. In 1996, Maguire Thomas Partners split into two organizations, with several key members of Maguire Thomas Partners’ senior management joining Mr. Thomas at TPGI Predecessor. In the eight years since our founding, we have owned, acquired, or developed, for our own account or the account of third parties, properties in the West Coast and Mid-Atlantic regions of the United States with approximately 7.4 million rentable square feet of space, including the acquisition and restructuring of properties Mr. Thomas originally developed while at Maguire Thomas Partners.

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”), which consisted of the sale of 14,285,714 shares of common stock at $12.00 per share, resulting in net proceeds to our company of $151.9 million, after underwriting discounts and expenses of the Offering. Concurrent with the consummation of the Offering, our company and a newly formed limited partnership for which we serve as general partner and hold a 46.3% interest in, Thomas Properties Group, L.P. (the “Operating Partnership”), together with the partners and members of the affiliated partnerships and limited liability companies of TPGI Predecessor and other parties which held direct or indirect ownership interests in the properties engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of TPGI Predecessor (ii) enable us to raise the necessary capital to acquire increased interests in certain of the properties and repay certain property level indebtedness, (iii) fund joint venture capital commitments, (iv) provide capital for future acquisitions, and (v) fund future development costs at our development properties. From inception through October 12, 2004, neither we nor the Operating Partnership had any material operations.

We have four primary areas of focus: property operations, property acquisitions, property development and redevelopment, and investment management. We believe our business model allows us to capitalize on opportunities for risk-adjusted investment returns from real estate ownership, while seeking to manage the volatility associated with the real estate industry by earning fees and other revenues derived from third parties.

As of December 31, 2004, we own interests in and asset manage six operating properties with 4.8 million rentable square feet and provide asset and/or property management services on behalf of third parties for an additional five operating properties with 2.6 million rentable square feet. These owned and managed properties consist of office, mixed-use and residential space located in the West Coast and Mid-Atlantic regions of the United States.

On October 13, 2004, we acquired a 25.0% interest in two properties, Reflections I and Reflections II in Reston, Virginia. Prior to this, we provided asset management services for these properties for the California State Teachers’ Retirement System (“CalSTRS”) pursuant to a separate account agreement with CalSTRS and will continue to provide asset management services to these two properties. On October 13, 2004, we also increased our ownership interest from 5% to 25% in our joint venture with CalSTRS, which holds an 85% interest in City National Plaza (formerly ARCO Plaza) located in downtown Los Angeles. As a result, our indirect interest in City National Plaza is 21.3%. We also acquired an unaffiliated third party’s 50.0% interest in our One Commerce Square property located in downtown Philadelphia.

We have a substantial development pipeline, owning or having the ability to develop land suitable for the development of approximately 4.8 million square feet of space. We developed and continue to manage the California Environmental Protection Agency (“CalEPA”) headquarters building in Sacramento, California.

We believe that our current infrastructure provides us with the ability to increase the number of properties we own and manage without a significant increase in corporate personnel. As of March 23, 2005, we had approximately 86 employees. Our executive management team is based in our Los Angeles and Philadelphia offices. None of our employees are currently represented by a labor union.

We maintain offices in Los Angeles, Newport Beach, Valencia, Sacramento, Dallas, Austin, San Antonio and Philadelphia. Our corporate headquarters are located at City National Plaza, 515 South Flower Street, Sixth Floor, Los Angeles, California 90071 and our phone number is (213) 613-1900. Our web site is www.tpgre.com. We make available through our web site this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we file or furnish them with the SEC.

Recent Developments

On March 2, 2005, TPG/CalSTRS, LLC, our joint venture with CalSTRS, completed the acquisition of four properties located in the western suburbs of Philadelphia totaling 862,948 square feet of office space. The occupancy for these properties ranges from 76% to 89%.

The properties acquired are:

•	Four Falls Corporate Center in Conshohocken—A two-building complex, developed in 1987, totaling 254,080 square feet served by a six-story 1,035 space parking structure.

•	Oak Hill Plaza in Wayne/King of Prussia—A four-story, 164,360 square foot building developed in 1982. The building has a 618 space surface parking lot.

•	Walnut Hill Plaza in Wayne/King of Prussia—A four-story office building developed in 1986, totaling 150,572 square feet with a 459 square surface parking lot.

•	Valley Square Office Park in Blue Bell—A five-building complex totaling 293,936 square feet set on 26 acres. Developed between 1982 and 1988, the buildings range in size from 18,564 square feet to 84,703 square feet served by a 965 space surface parking lot.

The purchase price of the properties was $136.0 million and the acquisition and closing costs were $4.2 million. The purchase and costs were funded with $105.0 million of first mortgage financing proceeds and $35.2 million of equity provided by the joint venture, of which we provided $8.8 million and CalSTRS provided $26.4 million. The mortgage consists of a $77.5 million loan maturing on March 6, 2010, bearing interest at 5.31% per annum, and a $27.5 million loan maturing on March 1, 2007, bearing interest at LIBOR plus 1.75% per annum. The $27.5 million loan includes three one year extension options.

Foreign Operations

We do not engage in any foreign operations or derive any revenue from foreign sources.

Segment Financial Information

We operate in one business segment: the acquisition, development, ownership and management of commercial real estate. Additionally, we operate in one geographic area: the United States. The products for the office segment include rental of office space to tenants, parking, rental of storage space and other tenant services.

Our Business

We have four complementary and integrated areas of business focus:

•	Property Operations: A geographically diverse portfolio of properties in which we own interests or which we manage comprises our primary source of cash flow and provides a steady and reliable source of revenues through rental operations, property management, asset management, leasing and other fee income.

•	Property Acquisitions: We have an active and successful record of acquiring properties both for our own account and that of third parties, targeted at three categories of properties: “core,” consisting of properties that are stabilized at the time of acquisition; “core plus,” consisting of under-performing properties that we believe can be brought to market potential through improved management; and “value-add” properties, requiring redevelopment, repositioning and investment to achieve desired returns.

•	Property Development and Redevelopment: Our senior management team has significant experience pre-leasing and developing or redeveloping commercial space in various West Coast, Southwest and Mid-Atlantic markets of the United States.

•	Investment Management: One of our subsidiaries is a registered investment advisor with the SEC. We earn fees for advising institutional investors on property portfolios and believe this service is complementary to our other areas of business and provides income diversification.

Business and Growth Strategies

Our primary business objective is to achieve sustainable long-term growth in order to maximize long-term stockholder value. Our strategies to achieve this objective are:

•	Portfolio Enhancement: We will focus on increasing earnings from the properties in which we own an interest or which we manage for third parties through proactive management. As of December 31, 2004, we have a portfolio of 11 operating properties. We own interests in six of these properties and provide asset and/or property management services for five properties, comprising approximately 7.4 million rentable square feet in the aggregate. We intend to reinvest a substantial portion of our earnings into our business.

•	Targeted Property Acquisitions: We seek significant acquisitions of “core,” “core plus” and “value-add” properties for our own account and/or in joint ventures with others where such acquisitions provide us with attractive risk-adjusted returns.

•	Strategic Joint Ventures: We seek to leverage our expertise to acquire or develop commercial real estate in joint ventures with institutional investors. Joint ventures provide us with additional capital for investment, shared risk exposure, and earned fees for asset management, property management, leasing and other services. We view our joint venture with CalSTRS as a model for the development of other strategic alliances.

•

Selective Development and Redevelopment: We intend to develop and redevelop projects in diversified geographic markets using pre-leasing, guaranteed maximum cost construction contracts and other measures to reduce development risk. Currently, we have the ability to develop approximately 4.8 million square feet of office, residential and retail uses in Los Angeles, Philadelphia and Austin. We plan to develop these properties as market conditions warrant while attempting to minimize development risks. We are currently in the process of redeveloping and repositioning City National Plaza, a 2.6 million square foot office project in downtown Los Angeles, and repositioning 1835 Market Street, a 685,853 square foot office tower in Philadelphia which we asset and property manage for CalSTRS.

•	Strong Tenant Relationships: We intend to maintain strong tenant relationships through our commitment to service in marketing, lease negotiations, building design and property management.

Our Strengths and Competitive Advantages

We believe we distinguish ourselves from other owners, operators, acquirers and developers of commercial properties in a number of ways and enjoy significant competitive strengths, including:

•	Experienced Management Team with Significant Ownership Interest: Our executive management team has over 120 years of combined experience in the commercial real estate industry and has worked together for an average of approximately 10 years. Beginning at Maguire Thomas Partners, the predecessor of Thomas Properties Group, LLC and its affiliates, our senior management team has acquired, entitled, leased and/or developed or redeveloped approximately 29.2 million square feet in various West Coast, Southwest and Mid-Atlantic markets in the United States resulting in 19.5 million rentable square feet of commercial space acquired and/or completed.

•	Diversified Business Model: We have a business model that we believe positions us for significant long-term growth by facilitating our investment in all areas and property types of the commercial real estate business. We have four separate, but complementary, areas of business focus: a portfolio of geographically diverse properties in which we own interests or which we asset and/or property manage; the acquisition of commercial properties; selective development and redevelopment of under-performing projects incorporating a conservative pre-leased property development program; and fee management services such as investment management for institutional investors.

•	National Presence: We intend to continue to operate and expand our business on a national level, targeting and entering attractive markets. Currently we are concentrating on the West Coast, Southwest, and Mid-Atlantic regions of the United States, but intend to expand into other markets as market conditions warrant.

•	CalSTRS Joint Venture: Our strategic joint venture relationship with CalSTRS provides us with a key opportunity to serve as the operating partner and an equity owner of, and to provide fee services for, a joint venture that acquires and redevelops or repositions core plus and value-add office and mixed-use projects on a national basis. We hold an ownership interest of 25% in a joint venture with CalSTRS, which holds a 100% interest in each of Reflections I and Reflections II and an 85% interest in City National Plaza. In March 2005, the joint venture acquired a 100% interest in four properties in suburban Philadelphia. The total capital commitment to the joint venture is $333.3 million, of which approximately $181.1 million has not been invested as of March 23, 2005. Our aggregate commitment to the joint venture is $83.3 million, of which approximately $47.5 million remains unfunded. CalSTRS’ aggregate commitment is $250.0 million, of which approximately $133.6 million remains unfunded. The joint venture also intends to obtain financing of approximately $31.8 million relating to the Reflections I and Reflections II properties, of which $7.9 million will be distributed to us.

Competition

We compete with other developers, managers and owners of office and mixed-use real estate, many of which own properties similar to ours in the same regional markets in which our properties are located. We also compete with other diversified real estate companies and companies focused solely on offering property investment management and brokerage services.

Regulatory Issues

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, manager or tenant of real estate may be required to investigate and clean up hazardous or toxic substances at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by the parties in connection with the actual or threatened contamination.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos- containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when the materials are in poor condition or in the event of construction, remodeling or renovation of a building.

We are not aware of any material noncompliance with federal and state regulations regarding hazardous or toxic substances and other environmental matters.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that the properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where the removal is readily achievable. Although we believe that our existing owned properties are in substantial compliance with the ADA, we have not recently conducted a portfolio-wide review to determine our compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Insurance

We carry comprehensive liability, fire, flood, extended coverage, earthquake, terrorism and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. In the opinion of our management team, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, and terrorism insurance on all of our properties, in amounts and with deductibles which we believe are commercially reasonable.

Risk Factors

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS provide us with substantial fee revenues. For the years ended December 31, 2004, 2003 and 2002, approximately 17.7%, 17.4%, and 6.0%, respectively, of our revenue has been derived from these relationships.

We cannot assure you that our relationships with CalSTRS will continue and we may not be able to replace these relationships with another strategic alliance that would provide comparable revenues. Our interest in our CalSTRS joint venture is subject to a buy-sell provision, and is subject to purchase by CalSTRS upon the occurrence of certain events. Under the buy-sell provision, either our Operating Partnership or CalSTRS can initiate a buy-out by delivering a notice to the other specifying a purchase price for all the joint venture’s assets; the other venture partner then has the option to sell its joint venture interest or purchase the interest of the initiating venture partner. The purchase price is based on what each venture partner would receive on liquidation if the joint venture’s assets were sold for the specified price and the joint venture’s liabilities paid and the remaining assets distributed to the joint venture partners. The buy-sell process can be initiated at any time after January 1, 2006. However, CalSTRS can initiate this provision earlier upon an event of default by us under the joint venture agreement or related management and development agreements or upon bankruptcy of our Operating Partnership, or upon the death or disability of either Mr. Thomas or John R. Sischo, one of our Executive Vice Presidents, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (a “buyout default”), or upon any transfer of stock of our company or limited partnership units in our Operating Partnership resulting in Mr. Thomas, his immediate family and controlled entities owning less than 30% of our securities entitled to vote for the election of directors. Our Operating Partnership can initiate the buy-sell provision earlier than January 1, 2006 upon an event of default of CalSTRS. Upon the occurrence of a buyout default allowing CalSTRS to initiate the buy-sell provisions prior to January 1, 2006, CalSTRS may instead elect to purchase our Operating Partnership’s joint venture interest based on a three percent discount to the appraised fair market value. Most of our fee arrangements under our separate account relationship with CalSTRS are terminable on 30 days’ notice. Termination of either our joint venture or separate account relationship with CalSTRS could adversely affect our revenue and profitability and our ability to achieve our business plan by reducing our fee income and access to co-investment capital to acquire additional properties.

Our joint venture investments may be adversely affected by our lack of control or input on decisions or shared decision-making authority or disputes with our co-venturers.

We hold interests in each of our operating properties in a joint venture or partnership. As a result, we do not exercise sole decision-making authority regarding the property, joint venture or other entity, including with respect to cash distributions or the sale of the property.

Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks including third parties who may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers such as if a partner or co-venturer were to become bankrupt and default on its reimbursement and contribution obligations to us, were to subject property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement, or were to incur debts or liabilities on behalf of the partnership or joint venture in excess of the authority otherwise granted by the partnership or joint venture agreement. In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. In such event, we could be liable for all the liabilities of the partnership, although we would attempt to limit such liability to our investment in the partnership by investing through a subsidiary.

CalSTRS has rights under our joint venture agreement that could adversely affect us.

As of March 23, 2005, we hold interests in seven of our properties through our joint venture with CalSTRS. Our joint venture with CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with the approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture (two out of the three members of which are appointed by CalSTRS), we are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization (defined as completion of the project and 85% of the net rentable area leased), except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

We are required to present certain investment opportunities to CalSTRS which may limit our opportunities to make investments for our own account or with other third parties.

Under our joint venture agreement with CalSTRS, until the earlier of May 1, 2007 or the date CalSTRS has contributed an aggregate of $250 million to the joint venture, we are required to first present to CalSTRS for potential investment by the joint venture all core plus and value-add office property investment opportunities involving a total capital investment of $10 million or more that are defined within CalSTRS’ guidelines as moderate or high risk projects. If CalSTRS fails to approve the investment within five business days of receipt of all required information, then we may pursue the opportunity for our own account or in joint venture with another third party investor. This obligation may limit our ability to obtain additional separate account relationships for non-core office properties, as investment opportunities for this type of property must be first presented by us to CalSTRS.

We must expand our business to establish additional strategic alliances to decrease our dependence on our relationship with CalSTRS or our prospects for growth may be limited.

We intend to establish and extend our business to encompass strategic relationships beyond our joint venture with CalSTRS. Our business strategy includes co-investing with third parties and earning revenues from fee services and property management. Currently, our only relationship where we serve as an investment advisor and portfolio manager is with CalSTRS. In order to achieve our objectives of acting as an investment advisor and portfolio manager for others and decrease our dependence on our relationship with CalSTRS, we intend to establish new relationships and extend existing relationships and alliances with institutional and other investors. Without adequate strategic partnerships and alliances in place, we may have to invest more equity than we desire in property acquisitions and incur greater risk than we prefer on projects. In addition, our efforts with respect to projects may not be as effective as they would have been with the greater access to capital afforded by these strategic relationships. In many cases, the institutional investors with which we intend to form alliances already have extensive relationships with other property developers, managers and investment advisors. If we fail to establish, successfully manage or maintain these alliances, our ability to achieve business growth and revenue diversification could suffer and our business and operating results could be harmed.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of December 31, 2004, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 61.4% of the rentable square feet of space, representing 86.3% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 41.6% of the total annualized rent at December 31, 2004. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 42.8% of total revenue for the year ended December 31, 2004. Our existing lease with Conrail expires in two stages in 2008 and 2009. Conrail has subleased substantially all of its space under lease, and we have entered into direct lease agreements with many of these sublease tenants. However, these new leases are at lower rental rates, and we expect to experience a substantial decline in rental revenues from Two Commerce Square when the existing lease with Conrail expires.

We rely on rent payments from our tenants as a source of cash to finance our business. Any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company.

In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property and prevents us from leasing that property, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease. In those circumstances, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

Bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property. A tenant bankruptcy would delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these amounts. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy amounts due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large tenant, which would harm our financial condition.

Our operating results depend upon the regional economies in which our properties are located and the demand for office and other mixed-use space and an economic downturn in these regions could harm our operating results.

Our operating and development properties are located in three geographic regions of the United States: the West Coast, Southwest and Mid-Atlantic regions. Historically, the largest part of our revenues has been derived from our ownership and management of properties consisting primarily of office buildings. A decrease in the demand for office space in these geographic regions, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in these regions, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors, and the national and regional office space market such as oversupply of or reduced demand for office space. Some of the regional issues we face include the more highly regulated and taxed economy of Southern California and high local and municipal taxes for our Philadelphia properties. Any adverse economic or real estate developments in a local region, or any decrease in demand for office space resulting from the local regulatory environment, business climate or energy or fiscal problems, could adversely impact our revenue and profitability, thereby causing a significant downturn in our financial condition, results of operations, cash flow, the trading price of our common stock and impairing our ability to satisfy our debt service obligations.

Our debt level reduces cash available to fund business growth and may expose us to the risk of default under our debt obligations.

As of December 31, 2004, our total consolidated indebtedness is approximately $295.9 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $266.3 million as of December 31, 2004. In March 2005, our joint venture with CalSTRS, which is an unconsolidated entity, obtained an additional $105.0 million in debt financing for the acquisition of four properties in suburban Philadelphia. In addition, the joint venture also intends to obtain financing of approximately $31.8 million relating to the Reflections I and Reflections II properties, of which $7.9 million will be distributed to us. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans, which comprise the remaining portion of both the consolidated and unconsolidated indebtedness, are secured by our direct or indirect ownership interest in the entity that owns the related real property. Additionally, the Operating Partnership has guaranteed loans on our 2101 Market Street and Four Points Centre properties up to a maximum amount of $5.5 million. Mr. Thomas guarantees approximately $7.5 million of the mezzanine loans for Two Commerce Square, and we have accordingly agreed to indemnify Mr. Thomas in the event his guarantees are called upon. We may incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments or to pay dividends;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we anticipate that a significant portion of our debt will bear interest at variable rates, and increases in interest rates could materially increase our interest expense;

•	we may be unable to distribute funds from a property to our Operating Partnership or apply such funds to cover expenses related to another property;

•	we could be required to dispose of one or more of our properties, possibly on disadvantageous terms and/or at disadvantageous times;

•	we could default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we could violate covenants in our loan documents, including provisions that may limit our ability to further mortgage a property, make distributions, acquire additional properties, repay indebtedness prior to a set date without payment of a premium or other pre-payment penalties, all of which would entitle the lenders to accelerate our debt obligations;

•	a default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness; and

•	because we have agreed to use commercially reasonable efforts to maintain certain debt levels to provide the ability for Mr. Thomas and entities controlled by him to guarantee debt of $210 million, and have agreed to make an additional $11 million of debt available for guarantee by Mr. Edward Fox, one of our non-employee directors, and by Mr. Richard Gilchrist, an individual formerly affiliated with Maguire Thomas Partners, we may not be able to refinance our debt when it would otherwise be advantageous to do so or to reduce our indebtedness when our board of directors thinks it is prudent.

If any one of these events were to occur, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In addition, foreclosures could also result in our being liable under the terms of our indemnification agreement with Mr. Thomas if we were required to sell all or a portion of our interests in One Commerce Square or Two Commerce Square.

We have a substantial amount of debt which bears interest at variable rates. Our failure to hedge effectively against interest rate changes may adversely affect our results of operations.

As of December 31, 2004, $7.5 million of our consolidated debt and $246.3 million of our unconsolidated debt was at variable interest rates. The unconsolidated debt consists of a $200 million mortgage facility currently outstanding (as to which we have purchased an interest rate cap) with an additional borrowing capacity of up to $125 million of senior mezzanine debt (as to which we are required to enter into interest rate cap agreements for each advance). In addition, we entered into a $25 million junior mezzanine variable rate loan. We have purchased an interest rate cap for this loan.

In March 2005, our joint venture with CalSTRS, which is an unconsolidated entity, obtained an additional $105.0 million in debt financing, of which $27.5 million is at variable interest rates. In addition, the joint venture intends to obtain financing of approximately $31.8 million relating to the Reflections I and Reflections II properties, which we expect to be at a fixed interest rate.

We intend to generally limit our exposure to interest rate volatility by using interest rate hedging arrangements and swap agreements. These arrangements involve risks, including that our hedging or swap transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.

We may be unable to complete acquisitions necessary to grow our business, and even if consummated, we may fail to successfully operate these acquired properties.

Our planned growth strategy includes the acquisition of additional properties as opportunities arise. We regularly evaluate the top 20 markets in the United States for office, mixed-use and other properties for strategic opportunities. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following significant risks:

•	the potential inability to acquire a desired property because of competition from other real estate investors with more available capital, including other real estate operating companies, real estate investment trusts and investment funds;

•	we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity to consummate an acquisition or, if obtainable, it may not be on favorable terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	competition from other potential acquirors may significantly increase the purchase price, even if we are able to acquire a desired property;

•	agreements for the acquisition of office properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on a potential acquisition we eventually decide not to pursue;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities without any recourse, or with only limited recourse, for unknown liabilities such as clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our expectations, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, trading price of our common stock, and impairing our ability to satisfy our debt service obligations.

Our real estate acquisitions may result in disruptions to our business as a result of the burden in negotiating these acquisitions and in integrating operations placed on our management.

Our business strategy includes acquisitions and investments in real estate on an ongoing basis. These acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current tenants and employees. In addition, if we acquire real estate by acquiring another entity, we may be unable to effectively integrate the operations and personnel of the acquired business. In addition, we may be unable to train, retain and motivate any key personnel from the acquired business. If our management is unable to effectively implement our acquisition strategy, we may experience disruptions to our business.

As a result of the limited time during which we have to perform due diligence of many of our acquired properties, we may become subject to significant unexpected liabilities and our properties may not meet projections.

When we enter into an agreement to acquire a property or portfolio of properties, we often have limited time to complete our due diligence prior to acquiring the property. To the extent we underestimate or fail to investigate or identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities or the property may fail to perform as we expected. If we do not accurately assess the liabilities associated with properties prior to their acquisition, we may pay a purchase price that exceeds the current fair value of the net identifiable assets of the acquired property. As a result, intangible assets would be required to be recorded, which could result in significant accounting charges in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations.

We have a near-term expectation of significant growth, and we may not be able to adapt our management and operational systems to respond to this growth, including the acquisition and integration of additional properties without unanticipated disruption or expense.

In order to achieve desired and planned business growth, we intend to significantly expand our asset and property management activities, and acquire a significant number of properties in the next 12 to 24 months. With the expected growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage these additional properties without operating disruptions or unanticipated costs. The acquisition of additional properties would generate additional operating expenses. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate any future acquisitions into our portfolio could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations.

We may be unable to successfully complete and operate properties under development, which would impair our financial condition and operating results.

A significant part of our business is devoted to the development of office, mixed-use and other properties, including the redevelopment of core plus and value-add properties. Our development, construction and redevelopment activities involve the following significant risks:

•	we may be unable to obtain construction or redevelopment financing on favorable terms or at all;

•	if we finance development projects through construction loans, we may be unable to obtain permanent financing at all or on advantageous terms;

•	we may not complete development projects on schedule or within budgeted amounts;

•	we may underestimate the expected costs and time necessary to achieve the desired result with a redevelopment project;

•	we may discover structural, environmental or other feasibility issues with properties acquired as redevelopment projects following our acquisition, which may render the planned redevelopment as planned not possible;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; and

•	occupancy rates and rents at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

If we are not successful in our property development initiatives, this could adversely impact our revenue and profitability, causing a significant downturn in our business, including our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations.

Our efforts to expand our geographic presence and diversify into other regional real estate markets may not be successful, thereby constraining our growth to markets in which we currently operate.

We intend to expand our business to new geographic regions where we expect the development, ownership and management of property to result in favorable risk-adjusted investment returns. In order for us to achieve economies of scale, we generally target ownership of 500,000 or more rentable square feet in a market. It may be difficult for us to achieve this level of ownership and our initial entry into a particular market may result in higher administrative expenses for us initially. Presently, we do not possess the same level of familiarity with the development, ownership and management of properties in locations other than the West Coast, Southwest and Mid-Atlantic regions in the United States, which could adversely affect our ability to develop properties outside these regions successfully or at all or to achieve expected performance.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We face significant competition from other developers, managers and owners of office and mixed-use real estate, many of which own properties similar to ours in the same regional markets in which our properties are located. We also compete with other diversified real estate companies and companies focused solely on offering property investment management and brokerage services. A number of our competitors are larger and better able to take advantage of efficiencies created by size, and have better financial resources, or increased access to capital at lower costs, and may be better known in regional markets in which we compete. Our smaller size as compared to some of our competition may increase our susceptibility to economic downturns and pressures on rents. Our failure to compete successfully in our industry would materially affect our business prospects.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire resulting in increased vacancy rates, lower revenue and an adverse effect on our operating results.

As of December 31, 2004, leases representing 6.8% and 1.2% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in 2005 and 2006, respectively. Further, an additional 27.0% of the square feet of these properties was available for lease on that date. Rental rates above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability, could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $3.9 million in 2008 as compared to 2007, $4.8 million in 2009 as compared to 2008, $6.9 million in 2010 as compared to 2009 and $2.1 million in 2011 as compared to 2010.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $295.9 million of consolidated debt and $266.3 million of unconsolidated debt as of December 31, 2004. In March 2005, our joint venture with CalSTRS, which is an unconsolidated entity, obtained an additional $105.0 million in debt financing for the acquisition of four properties in suburban Philadelphia. In addition, the joint venture also intends to obtain financing of approximately $31.8 million relating to the Reflections I and Reflections II properties;

•	our current cash flow from operating activities, which was $5.8 million for the year ended December 31, 2004;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock; and

•	general market conditions.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or continue to fund operations.

We could incur significant costs related to government regulation and private litigation over environmental matters, including with respect to clean-up of contaminated properties and litigation from any harm caused by environmental hazards on our properties.

Under various federal, state and local environmental laws and regulations, a current or previous owner, manager or tenant of real estate may be required to investigate and clean up hazardous or toxic substances at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by the parties in connection with the actual or threatened contamination. With respect to properties in which we will hold an ownership interest, we have not obtained any recent environmental reports regarding conditions at the properties, nor do we intend to. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under the laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs to the extent such contributions are possible to obtain. These costs may be substantial, and may exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination on a property may limit the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may cause our investment in that property to decline in value.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, by signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building incorporating asbestos-containing materials or potentially asbestos-containing materials that we own or manage.

We are aware of potentially environmentally hazardous or toxic materials at two of our properties in which we hold an ownership interest. At our 2101 Market Street property, we continue to review groundwater monitoring initiated by the Pennsylvania Department of Environmental Protection as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the tenant’s agent. The tenant undertook remedial procedures, removing contaminated soil. Our lease requires the tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from the tenant areas of the office towers. We are in the process of remediating asbestos materials on the lower levels of the building structure.

Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials. These laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials. In addition, fines may be imposed on owners or managers of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

We are subject to high taxes relating to our California and Philadelphia properties that could negatively affect our operating results and may also be adversely affected by new legislation.

Owners of California real estate are subject to high taxes. The California legislature is currently considering legislation that, if enacted, could have a material affect on our operating results. This proposed legislation would result in a significant increase in real estate taxes imposed on our properties located in California.

Voters in the State of California previously passed Proposition 13, which generally limits annual real estate tax increases to 2% of assessed value per annum. From time to time, various groups have proposed repealing Proposition 13, or providing for modifications such as a “split roll tax”, whereby commercial property, for example, would be taxed at a higher rate than residential property. Given the uncertainty, it is not possible to quantify the risk to us of a tax increase or the resulting financial impact of any increase. The majority of our California property leases provide for the pass-through of real estate taxes to tenants.

In Philadelphia, one downtown development site has been designated as a Keystone Opportunity Improvement Zone site by the state of Pennsylvania. This designation confers upon occupants a 15-year abatement of all state and local taxes except the city wage tax. The development of this office tower could, depending on overall supply-demand fundamentals, have a negative impact on central business district Philadelphia rental rates and building values. Further, the transfer tax rate in the City of Philadelphia, which we could incur upon a sale of one of our properties, is one of the highest in the United States and could be a very significant cost in the event of the sale of one of our Philadelphia properties. In Philadelphia, transfers of fee title or partnership interests representing 90% or more of property ownership are subject to a tax of 4% of the transaction price. The 4% amount is comprised of a 3% levy by the City of Philadelphia and a 1% charge by the Commonwealth of Pennsylvania. The transaction price, if not specifically disclosed to the taxing authorities, must be deemed reasonable, and is therefore typically the assessed value of the property for real estate tax purposes.

The risk of future terrorist attacks in the United States could harm the demand for and the value of our properties which are located in major metropolitan areas.

The risk of future terrorist attacks in the U.S., like the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. We manage properties that are well-known landmarks in high visibility metropolitan areas that may be perceived as more likely terrorist targets than lower profile properties in less commercial areas, which could potentially reduce the demand for and value of these properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at rates equal to or above historical lease rates.

Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs. Further, the availability of insurance for acts of terrorism may be limited or may cost more. The three operating properties in which we own interests located in Philadelphia, Pennsylvania—One Commerce Square, Two Commerce Square and 2121 Market Street—are located within a three city block area. Together, these three properties represented approximately 69.2% of the annualized rent for properties in which we hold an ownership interest as of December 31, 2004. Because these properties are located closely together, a catastrophic event in this area could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected, including being unable to make timely rental payments and defaulting under existing leases. Additionally, some tenants have termination rights in respect of certain casualties. Under the terms of our financing documents, we may be required to apply casualty proceeds to repay loans and may not be able to rebuild or restore the property unless we are able to obtain alternate financing. If we are entitled to receive casualty proceeds, we may not be able to rebuild or restore the property, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also result in obligations under our tax indemnification agreement with Mr. Thomas.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed to indemnify Mr. Thomas against adverse tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 68.5% of our owned portfolio’s annualized rent as of December 31, 2004. This indemnification period will be four years, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in each of One Commerce Square and Two Commerce Square to us prior to October 13, 2008 for not more than $4 million in the aggregate, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the units received by them in the Formation Transactions. Our indemnification obligation is for all direct and indirect adverse tax consequences. Our agreement to indemnify Mr. Thomas was not the result of arm’s-length negotiations and there is no assurance that our agreement is comparable to what may have resulted were the negotiations between unaffiliated third parties. We have also agreed to use commercially reasonable efforts to make approximately $221 million of debt available to be guaranteed by entities controlled by Mr. Thomas, by Mr. Fox, a non-employee member of our board of directors, and by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions. In addition, our tax indemnification obligation could occur involuntarily in the event of a condemnation of or foreclosure on one of these properties. We do not presently intend to sell any of our interest in these properties in transactions that would give rise to our tax indemnification obligation. A calculation of these damages under our tax indemnification agreement will not be based on the time value of money or the time remaining in the indemnification period.

Risks Related to the Real Estate Industry

Illiquidity of real estate investments and the susceptibility of the real estate industry to economic conditions could significantly impede our ability to respond to adverse changes in the performance of our properties.

Our ability to achieve desired and projected results for growth of our business depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may adversely impact results of operations and the value of our properties. These events include:

•	vacancies or our inability to rent space on favorable terms;

•	inability to collect rent from tenants;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including real estate taxes, insurance premiums and utilities;

•	local oversupply, increased competition or reduction in demand for office space;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments; and

•	changing submarket demographics.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If any of these events were to happen, our revenue and profitability could be impaired, causing a significant downturn in our financial condition, results of operations, cash flow, and trading price of our common stock and our ability to satisfy our debt service obligations could be impaired.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our financial condition.

All of our commercial properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Although we believe that the properties in which we hold an ownership interest substantially comply with the requirements of the ADA, we have not recently conducted a portfolio-wide investigation to determine our compliance. Compliance with the ADA requirements could require removal of access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Typically, we are responsible for changes to a building structure that are required by the ADA, which can be costly. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations. We may be required to make substantial capital expenditures to comply with these requirements thereby limiting the funds available to operate, develop and redevelop our properties and acquire additional properties. As a result, these expenditures could negatively impact our revenue and profitability.

Potential losses may not be covered by insurance and may result in our inability to repair damaged properties and we could lose invested capital.

We carry comprehensive liability, fire, flood, extended coverage, earthquake, terrorism, business interruption and rental loss insurance under our blanket policy covering all of the properties which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the CalEPA headquarters building under our blanket policy because the sole tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Generally, we do not carry insurance for losses from riots, war or acts of God. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons. Some of our policies, like those covering losses due to earthquakes and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover losses. We either own or have interests in a number of properties in Southern California, an area especially prone to earthquakes.

Under their leases, tenants are generally required to indemnify us from liabilities resulting from injury to persons, air, water, land or property, on or off the premises due to activities conducted by them on our properties. There is an exception for claims arising from the negligence or intentional misconduct by us or our agents. Additionally, tenants are generally required, with the exception of governmental entities and other entities that are self-insured, to obtain and keep in force during the term of the lease liability and property damage insurance policies issued by companies holding ratings at a minimum level at their own expense.

Although we have not experienced such a loss to date, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property, including lost revenue from unpaid rent from tenants. In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if this property was irreparably damaged. In the event of a significant loss at one or more of the properties covered by the blanket policy, the remaining insurance under our policy, if any, could be insufficient to adequately insure our remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than our current policy.

Risks Related to Our Organization and Structure

Our senior management has existing conflicts of interest with us and our public stockholders that could result in decisions adverse to our company.

Mr. Thomas owns 1,200 shares of common stock and 46,667 shares of restricted common stock, and entities affiliated with Mr. Thomas own or control 2,200 shares of common stock, 16,666,666 shares of limited voting stock and hold 16,666,666 operating partnership units (including operating partnership units held for the benefit of Thomas S. Ricci, Randall L. Scott, and Mr. Sischo). Each of Messrs. Ricci, Scott and Sischo received an indirect interest in operating partnership units, and, together with Diana M. Laing, our Chief Financial Officer, each executive officer received a direct grant of restricted incentive units. Mr. Ricci received an interest in 183,334 operating partnership units and 200,001 incentive units; Mr. Scott received an interest in 233,334 operating partnership units and 250,001 incentive units; Mr. Sischo received an interest in 266,667 operating partnership units and 216,667 incentive units; and Ms. Laing received 63,334 incentive units. The various terms of these equity and incentive interests could create conflicts of interest with our public stockholders. Members of executive management could be required to make decisions that could have different implications for our Operating Partnership and for us, including:

•	potential acquisitions or sales of properties;

•	the issuance or disposition of shares of our common stock or units in our Operating Partnership; and

•	the payment of dividends by us and other matters.

For example, an acquisition in exchange for the issuance by our Operating Partnership of additional operating partnership units would dilute the interests of members of our management team as limited partners in our Operating Partnership. Dispositions could trigger our tax indemnification obligations with respect to Mr. Thomas. Dividends paid by us to our public stockholders would decrease our funds available to reinvest in our business.

We have a holding company structure and rely upon funds received from our Operating Partnership to pay liabilities.

We are a holding company. Our primary asset is our general partnership interest in our Operating Partnership. We have no independent means of generating revenues. To the extent we require funds to pay taxes or other liabilities incurred by us, to pay dividends or for any other purpose, we must rely on funds received from our Operating Partnership. If our Operating Partnership should become unable to distribute funds to us, we would be unable to continue operations after a short period. Most of the properties owned by our subsidiaries and joint ventures are encumbered by loans that restrict the distribution of funds to our Operating Partnership. The loans for One Commerce Square, Two Commerce Square, City National Plaza and 2121 Market Street contain lockbox arrangements, reserve requirements, financial covenants and other restrictions and provisions that prior to an event of default may prevent the distribution of funds from the subsidiaries who own these properties to our Operating Partnership. In the event of a default under these loans, the defaulting subsidiary or joint venture would be prohibited from distributing cash to our Operating Partnership. As a result, our Operating Partnership may be unable to distribute funds to us and we may be unable to use funds from one property to support the operation of another property. As we acquire new properties and refinance our existing properties, we may finance these properties with new loans that contain similar provisions. Some of the loans to our subsidiaries and joint ventures may contain provisions that restrict us from loaning funds to our subsidiaries or joint ventures. If we are permitted to loan funds to our subsidiaries or joint ventures, our loans generally will be subordinated to the existing debt on our properties.

Mr. Thomas has a significant vote in certain matters as a result of his ownership of 100% of our limited voting stock.

Each entity that received operating partnership units in our Formation Transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 53.7% of our outstanding voting stock. Although not entitled to dividends or other distributions, these limited voting shares are entitled to one vote per share in the election of directors, the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in operating partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

Our success depends on key personnel, the loss of whom could impair our ability to operate our business successfully.

We depend on the efforts of key personnel, particularly Mr. Thomas, our Chairman, President and Chief Executive Officer. Among the reasons that Mr. Thomas is important to our success is that he has an industry reputation developed over more than 25 years in the real estate industry that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with these parties could diminish. In addition, Mr. Thomas is 68 and, although he has informed us that he does not currently plan to retire, we cannot be certain how long he will continue working on a full-time basis.

Many of our other senior executives also have significant real estate industry experience. Mr. Scott has extensive development and management experience on several large-scale projects, including the development, construction and management of One Commerce Square and Two Commerce Square. Mr. Sischo and Mr. Scott are jointly responsible for oversight of our relationship with CalSTRS. Mr. Sischo is responsible for our acquisition efforts. Mr. Ricci has been extensively involved in the development of large, mixed-use and commercial projects. Ms. Laing has served as chief financial officer of two publicly-traded real estate investment trusts. While we believe that we could find acceptable replacements for these executives, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel. A departure of either Mr. Thomas or Mr. Sischo could also have adverse effects on our joint venture relationship with CalSTRS, including the possible sale of our joint venture interest to CalSTRS at 97% of fair value.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to possibly sell their shares at a premium over the then market price. Our certificate of incorporation and bylaws contain provisions including the following:

•	vacancies on our board of directors may only be filled by the remaining directors;

•	only the board of directors can change the number of directors;

•	there is no provision for cumulative voting for directors;

•	directors may only be removed for cause; and

•	our stockholders are not permitted to act by written consent.

In addition, our certificate of incorporation authorizes the board of directors to issue up to 25,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are outstanding and we have no present plans to issue any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control of our company.

Finally, we are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder.

The provisions of our certificate of incorporation and bylaws, described above, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management, even if these events would be in the best interests of our stockholders.

We could authorize and issue stock without stockholder approval, which could cause our stock price to decline and dilute the holdings of our existing stockholders.

Our certificate of incorporation authorizes our board of directors to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of the classified or unclassified shares. Although our board of directors has no intention at the present time, it could establish a series of preferred stock that could, depending on the terms of the series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Forward-Looking Statements

This report contains statements that constitute forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Although the information is based on our current estimations, actual results could vary. You are cautioned not to place undue reliance on this information as we cannot guarantee that any future expectations and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

ITEM 2. PROPERTIES

Our Ownership Interest Properties

Our properties are located in the West Coast, Southwest, and Mid-Atlantic regions of the United States, consisting primarily of office space and also including mixed-use, multi-family and retail properties. We hold an 89% ownership interest in each of One Commerce Square and Two Commerce Square. Mr. Thomas or entities controlled by Mr. Thomas continue to hold the remaining 11% interest in each of these properties. We intend to seek to acquire the remaining 11% interest in each of these properties after October 2007. We hold a 50% interest in 2121 Market Street; the other 50% interest is held by an entity owned by Philadelphia Management, an unaffiliated Philadelphia-based real estate developer. As of December 31, 2004, we provide asset and/or property management services for four properties on behalf of CalSTRS under a separate account relationship. We have an ownership interest of 25% in a joint venture with CalSTRS, which holds a 100% interest in Reflections I and II, and an 85% interest in City National Plaza. Our indirect interest in City National Plaza is 21.3%. City National Plaza is a value-add property. Our joint venture has a capital budget of $220 million to fund our redevelopment and repositioning of the property, which we estimate will take approximately four years to complete.

An overview of these properties as of December 31, 2004, including development properties, is presented below:

Core Properties	Location	Percentage Interest	Year Built/ Renovated	Rentable Square Feet(1)	Percent Leased	Annualized Rent(2)	Annualized Net Rent Per Leased Square Foot(3)
One Commerce Square	Philadelphia, PA	89.0%	1987	942,866	93.6%	$10,941,896	$12.40
Two Commerce Square	Philadelphia, PA	89.0	1992	953,276	97.9	25,796,700	27.63
2121 Market Street	Philadelphia, PA	50.0	2001	20,835	100.0	356,350	17.10
Reflections I	Reston, VA	25.0	2000	123,546	100.0	2,603,159	21.07
Reflections II	Reston, VA	25.0	1984/2001	64,253	100.0	1,471,363	22.90

Total/Weighted Average:				2,104,776	96.2%	$41,169,468	$20.34

Value-Add Property	Location	Percentage Interest	Year Built	Rentable Square Feet(1)	Percent Leased	Annualized Rent(2) (4)	Annualized Net Rent Per Leased Square Foot(3) (4)
City National Plaza	Los Angeles, CA	21.3%	1972-1973	2,648,920	54.0%	$12,473,221	$9.01

(1)	For purposes of the tables above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail), but excludes 168 apartment units at 2121 Market Street. Rentable area is calculated consistent with leases in place on the property and local market conventions.
(2)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2004 for 100% of the property. For leases with a remaining term of less than one year, annualized rent includes only the amounts through the expiration of the lease. Annualized rent reflects total base rent before any one-time or non-recurring rent abatements, but after annually recurring rent credits and is shown on a net basis. For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses) the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Total projected recurring rent credits for leases in effect as of December 31, 2004 for the year ending December 31, 2005 are $752,999. There are no operating expense credits.
(3)	Annualized net rent per leased square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(4)	The annualized rent information presented for City National Plaza does not reflect a portion of space leased under three leases, as to which the tenants have not started paying rent as of December 31, 2004. In November 2003, 310,055 square feet was leased to City National Bank. As of December 31, 2004, the tenant has taken possession of 153,048 square feet for which rent has commenced, which is included in the information above. The remaining space, or 157,007 square feet, is expected to be delivered by the fourth quarter of 2006, at which time the tenant will begin paying rent. In July 2004, 163,680 square feet and 63,014 square feet were leased to Jones Day and Fulbright & Jaworski, respectively. The space for Fulbright & Jaworski was delivered on October 1, 2004, and the tenant will begin paying operating expenses in September 2006 and rent in January 2007. The space for Jones Day was delivered on January 1, 2005, and the tenant will begin paying rent and operating expenses in November 2006.

For financial accounting purposes, the minimum base rent associated with the Fulbright & Jaworski and Jones Day leases are recognized on a straight-line basis over the term of these leases beginning when the tenant takes possession and ending when the leases expire assuming all early lease termination options, if any, are exercised, and all renewal options, if any, are not exercised. The excess of rental revenue recognized over amounts contractually due under these leases is included in deferred rents on the balance sheet of our joint venture with CalSTRS (which is an unconsolidated subsidiary of our company). Reimbursement of operating expenses will not be recorded by our joint venture on a straight-line basis as the amounts are not fixed and determinable. Therefore, there will be no accounting recognition by our joint venture for tenant reimbursements relating to these operating expenses until such time as these tenants begin reimbursing our joint venture for such expenses.

At least $20 million in structural upgrades to the property are required under the leases with City National Bank, Fulbright & Jaworski, and Jones Day, which must be completed by December 31, 2006 under the Jones Day lease and by December 31, 2008 under the City National Bank and Fulbright & Jaworski leases.

City National Plaza was re-measured in accordance with Building Owners and Managers Association (“BOMA”) 1996 standards concurrent with the acquisition of an interest by our joint venture with CalSTRS in 2003. The total BOMA 1996 square footage for the property is 2,648,920. However, the total property net rentable square feet used for the calculations with respect to percent leased, annualized net rent per leased square foot and annualized net effective rent per leased square foot in the table above represents the sum of the square footage of existing leases, a majority of which do not reflect BOMA 1996 measurement guidelines and the square footage of available space determined in accordance with BOMA 1996 measurement guidelines. We are not permitted to use the newer BOMA guidelines in our calculations with respect to the leases in place for existing tenants at the time we acquired the property as this would effectively increase the rentable square feet leased and, correspondingly, the rent under the lease. The City National Plaza rentable square footage under existing lease contracts is 2,566,884. The resulting total portfolio square footage is 4,671,660.

Our portfolio in which we presently have an ownership interest includes approximately 3,583 vehicle spaces which are revenue generating within on-site and off-site parking facilities. The following table presents an overview of these garage properties as of December 31, 2004.

On-Site/Off-Site Parking	Square Footage	Vehicle Capacity	Vehicles Under Monthly Contract(1)	Percentage of Vehicle Capacity Under Monthly Contract
On-Site Parking (2)	355,358	923	689	74.6%
Off-Site Parking (3)	996,665	2,660	2,719	102.2

Total	1,352,023	3,583	3,408	95.1%

(1)	Includes vehicle spaces provided to tenants under lease agreements.
(2)	Includes garage space at One Commerce Square and Two Commerce Square in which we have an 89% ownership interest, and at City National Plaza, in which we have an indirect 21.3% ownership interest.
(3)	Includes 2101 Market Street surface lot parking and off-site garage space for City National Plaza in which we have an indirect 21.3% ownership interest.

Our Development Properties

Our development properties in which we own an interest or hold an option to purchase as of December 31, 2004, are presented below. At present, we are in the pre-development phase with respect to each of these properties. The periods under the heading “Potential Build-out Period” represents our current estimate of the period from commencement of construction through completion of the structural shell, core and tenant improvements. Actual commencement, completion and cost of construction will vary based upon market conditions and other factors.

Development Properties	Location	Percentage Interest		Number of Acres		Potential Property Types	Potential Rentable Square Feet Upon Completion/ Development		Potential Build-out Period	Estimated Build-out Cost(1)
Four Points Centre	Austin, TX	100%		230.4	(2)	Office/R&D/Hotel	1,430,000	(3)	2006-2012	$220,000,000
The Square at Four Points Centre	Austin, TX	100	(4)	29.4		Retail	230,000		2005-2006	20,000,000
2101 Market Street	Philadelphia, PA	100		1.7		Residential/Office/Retail	975,000	(5)	2005-2010	150,000,000	(6)
Campus El Segundo	El Segundo, CA	71		46.5		Office/Retail/R&D/Hotel	2,175,000	(7)	2005-2015	280,000,000

Total				308.0			4,810,000			$670,000,000

(1)	These estimated build-out costs represent only our anticipated percentage ownership interest. As we anticipate that we will enter into one or more joint ventures with respect to portions of these properties, our share of the cost may differ from our current percentage interest in the properties. The anticipated costs are based on current development plans, our expectations as to our ownership interest at the time of development (assuming an 80% interest in Four Points Centre, a 50% interest in The Square at Four Points Centre, a 57% interest in 2101 Market Street and a 50% interest in Campus El Segundo) and management’s experience, but depend on a variety of factors that are subject to change, including costs at the time of actual construction. At the time of construction, we would expect to finance a majority of the build-out cost with construction financing, and arrange for permanent financing on the property upon completion and stabilization of the project.
(2)	Includes 182 acres designated as a habitat preserve.
(3)	The property will support the development of 280,000 rentable square feet of office space, 900,000 rentable square feet of office and research and development space, and a 250,000 rentable square feet (approximately 250 rooms) hotel.
(4)	We entered into a joint venture agreement with Weingarten Realty Investors to develop The Square at Four Points Centre. Our contribution of this property to the joint venture is subject to the satisfaction of certain conditions expected to occur in 2005. Following this contribution, we would hold a 50% interest in this property through this joint venture.
(5)	Currently, the three parcels have a combined floor area ratio (“FAR”) of 975,000 square feet. If certain city approvals are obtained, the combined FAR will be 1,500,000 square feet.
(6)	Represents an estimated cost of $85 million for construction of 575,000 rentable square feet of office space, and an estimated cost of $65 million for construction of 400,000 rentable square feet of residential use space.
(7)	We own a majority interest in a joint venture that has an agreement to purchase this property. Entitlements have been granted for 1,905,000 square feet for office, research and development, and telecom space, and 270,000 square feet for retail, hotel, day care and restaurant space.

Our Managed Properties

In addition to our portfolio of operating and development properties in which we hold an ownership interest, we provide asset and/or property management services for five properties as a fee service for third parties. We asset and property manage four properties through our separate account relationship with CalSTRS. We developed and continue to property manage the CalEPA headquarters building. The table below presents an overview of those properties which we manage for third parties as of December 31, 2004. In addition, we provide asset and/or property management services for the three properties that are held within our joint venture with CalSTRS as of December 31, 2004.

Managed Properties (1)	Location	Year Built/Renovated	Rentable Square Feet (2)	Percent Leased
800 South Hope Street	Los Angeles, CA	1985/2000	242,176	91.6%
Valencia Town Center	Valencia, CA	1996-2001	393,632	98.9
Pacific Financial Plaza	Newport Beach, CA	1982/1993	279,474	95.3
1835 Market Street	Philadelphia, PA	1986-1987	685,853	81.3
CalEPA Headquarters	Sacramento, CA	2000	950,000	100.0

Total/Weighted Average			2,551,135	93.5%

(1)	800 South Hope Street, Valencia Town Center, Pacific Financial Plaza and the CalEPA headquarters building are core properties. 1835 Market Street is a core plus property, which we are currently repositioning on behalf of CalSTRS as a fee service.
(2)	For purposes of the table above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail). Rentable area is calculated consistent with leases in place on the property and local market conventions.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in a number of lawsuits in the ordinary course of business. Management believes that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 11, 2004, our Certificate of Incorporation was amended pursuant to a written consent by our stockholders, as described in the Form 8-K filed by us on October 18, 2004.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In conjunction with the completion of our Offering, our common stock began trading on the Nasdaq National Market under the symbol “TPGI” on October 13, 2004. As of March 23, 2005, there were two stockholders of record. The following table sets forth, for the period indicated, the intra-day high and low per share bid prices in dollars on the Nasdaq for our common stock.

	High	Low
Period from October 13, 2004 to December 31, 2004	$13.50	$11.55

The closing price of our common stock as of March 23, 2005 was $12.39.

We paid no dividends during the fourth quarter of 2004. We intend to declare annual distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition, and no assurance can be given as to the amounts or timing of future distributions. Factors that could influence our ability to declare and pay dividends are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In March 2005, we declared a first quarter 2005 dividend of $0.06 per common share. The dividend will be paid on April 14, 2005 to shareholders of record as of March 31, 2005.

There were no issuer purchases of equity securities during the year ended December 31, 2004.

Use of Proceeds From the Offering

The Offering consisted of the sale of 14,285,714 shares of common stock at $12.00 per share, resulting in net proceeds to our company of $151.9 million, after underwriting discounts and expenses of the Offering. We utilized a portion of the net proceeds from the Offering to acquire a 25% interest in Reflections I and Reflections II for a total of $11.8 million, increase our indirect ownership interest in City National Plaza from 4.3% to 21.3% for a payment of $21 million, acquire the 50% interest in One Commerce Square owned by an unaffiliated third party for a purchase price of $24 million, plus the assumption of approximately $10 million of debt principal and interest repayment obligations, repay aggregate indebtedness of $10.7 million relating to One Commerce Square, redeem preferred equity interests related to One Commerce Square held by an unaffiliated mezzanine debt lender on the property for $11.7 million, and fund a required reserve of $2.1 million.

In March 2005, we contributed $8.8 million of the net proceeds to our joint venture with CalSTRS to fund the acquisition of four properties in suburban Philadelphia by the joint venture.

We intend to use the remaining net proceeds of the Offering to repay principal of $9.2 million on the mezzanine loan on One Commerce Square when this loan becomes prepayable in April 2005, fund development costs associated with our development properties, and partially fund our co-investment obligation to our joint venture with CalSTRS or other future property acquisitions.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on a historical basis for our company and on a combined historical basis for TPGI Predecessor. We have not presented historical information for our company prior to October 13, 2004, the date on which we consummated our Offering, because during the period from our formation until our Offering, we did not have any material corporate activity.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

TPGI Predecessor’s historical combined financial data includes the following operations and properties for periods prior to October 13, 2004:

•	the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor (for all periods presented);

•	the real estate operations of the affiliates that currently own interests in Four Points Centre (beginning December 2000), Campus El Segundo (beginning February 2001), Two Commerce Square and 2101 Market Street (for all periods presented), and One Commerce Square (beginning June 2004); and

•	investment and equity in income or loss from the operations of the affiliates that currently own interests in One Commerce Square (through May 2004), 2121 Market Street (beginning with formation in January 2001 and operations in September 2001) and City National Plaza (beginning January 2003).

Thomas Properties Group, Inc. and TPGI Predecessor

(dollars in thousands, except per share data)

	Thomas Properties Group, Inc.	TPGI Predecessor
	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004	Year ended December 31,
			2003	2002	2001	2000
Statement of Operations Data:
Revenues:
Rental	$7,356	$20,611	$20,418	$20,495	$20,331	$19,663
Tenant reimbursements	3,882	10,703	9,935	9,620	8,964	8,430
Investment advisory, management, leasing and development services	2,396	9,583	13,836	6,427	4,727	5,543
Parking and other	1,115	2,189	2,087	2,133	2,302	2,958

Total revenues	14,749	43,086	46,276	38,675	36,324	36,594

Expenses:
Rental property operating and maintenance	3,263	8,100	7,224	6,446	5,922	5,444
Real estate taxes	1,373	3,663	3,299	3,233	3,192	3,202
Investment advisory, management, leasing and development services	1,284	9,690	10,063	6,349	6,210	7,264
Interest	5,611	18,695	21,362	21,361	21,794	22,218
Depreciation and amortization	2,614	6,206	5,795	5,879	6,039	6,091
General and administrative	1,715	—	—	—	—	—

Total expenses	15,860	46,354	47,743	43,268	43,157	44,219

Operating loss	(1,111)	(3,268)	(1,467)	(4,593)	(6,833)	(7,625)
Gain on sale of real estate	—	975	—	—	—	—
Equity in net (loss) income of unconsolidated/uncombined real estate entities	(988)	(1,099)	(1,088)	993	1,285	1,333
Minority interests	1,128	(1,614)	—	—	—	—

Loss before benefit for taxes	(971)	(5,006)	(2,555)	(3,600)	(5,548)	(6,292)
Benefit for income taxes	390	—	—	—	—	—

Net loss	$(581)	$(5,006)	$(2,555)	$(3,600)	$(5,548)	$(6,292)

Loss per share—basic and diluted	$(0.04)
Weighted average common shares outstanding—basic and diluted	14,290,097

Cash flows from:
Operating activities	$(5,435)	$11,255	$13,374	$8,704	$2,675	$(1,701)
Investing activities	(84,133)	3,472	(4,791)	(3,119)	1,049	(5,962)
Financing activities	142,541	(14,784)	(8,839)	(4,157)	(5,339)	3,477

	Thomas Properties Group, Inc.	TPGI Predecessor
	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
Balance Sheet Data (at year end):
Investments in real estate, net	$282,485	$166,701	$170,388	$173,642	$178,411
Total assets	491,602	229,725	231,164	235,563	244,845
Mortgages and other secured loans	295,890	225,841	238,295	242,172	240,961
Total liabilities	307,760	231,462	242,237	245,677	245,693
Minority interests	77,909	1,133	1,133	650	—
Stockholders’ equity (owners’ deficit)	105,933	(2,870)	(12,206)	(10,764)	(848)
Total liabilities and stockholders’ equity (owners’ deficit)	491,602	229,725	231,164	235,563	244,845

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our Offering, the formation transactions and certain other transactions. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors” and “Forward-Looking Statements.”

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We conduct our business through our consolidated Operating Partnership, of which we own 46.3% and have control over the major decisions of the Operating Partnership.

During the period from our formation until we commenced operations upon consummation of our Offering on October 13, 2004, we did not have any material corporate activity. Because we believe that a discussion of the results of our company prior to the consummation of our Offering would not be meaningful, we have set forth below a discussion of our results of operations beginning October 13, 2004 and TPGI Predecessor’s historical results of operations prior to that date.

Critical Accounting Policies and Estimates

Accounting estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the relevant reporting periods. Certain accounting policies are considered to be critical accounting estimates, as these policies require us to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. We believe the following accounting policies reflect the more significant estimates used in the preparation of our financial statements. For a summary of significant accounting policies, see note 2 to our financial statements, included elsewhere in this report.

Investments in Real Estate. The price that we pay to acquire a property is impacted by many factors including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated and combined financial statements. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated and combined statements of operations.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We evaluate a property for potential impairment when events or changes in circumstances indicate that the current book value of the property may not be recoverable. In the event that these periodic assessments result in a determination that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. Estimates of expected future net cash flows are inherently uncertain and are based on assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. These estimates require us to make assumptions relating to, among other things, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

Revenue recognition. Leases with tenants are accounted for as operating leases. Rental income is recognized as earned based upon the contractual terms of the leases with tenants. Minimum annual rents are recognized on a straight-line basis over the lease term, commencing on the date that possession is taken by the tenant, regardless of when the payments are made. The deferred rents asset on our balance sheets represents the aggregate excess rental revenue recognized on a straight-line basis over the cash received under the applicable lease provisions. Our leases generally contain provisions that require tenants to reimburse us for a portion of property operating expenses and real estate related taxes associated with the property. These reimbursements are recognized in the period the related expenses are incurred. Real estate commissions on leases are generally recorded as income after we satisfy all obligations under the commission agreement. A typical commission agreement provides that we earn 50% of the lease commission upon the execution of the lease agreement by the tenant. The remaining 50% of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will delay recognition of commission revenue until those contingencies are satisfied. Investment advisory and property management fees are recognized when earned under the provisions of the related agreements. Development fees are recognized as the real estate development services are rendered, using the percentage-of-completion method of accounting.

Allowances for uncollectible current tenant receivables and unbilled deferred rents receivable. Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for estimated uncollectible tenant receivables and unbilled deferred rent. Our determination of the adequacy of these allowances requires significant judgments and estimates. Unbilled deferred rents receivable represents the amount that the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreements. Given the longer-term nature of these types of receivables, our determination of the adequacy of the allowance for unbilled deferred rents receivables is based primarily on historical loss experience. We evaluate the allowance for unbilled deferred rents receivable using a specific identification methodology for our company’s significant tenants, assessing a tenant’s financial condition and the tenant’s ability to meet its lease obligations. In addition, the allowance includes a reserve based upon our historical experience and current and anticipated future economic conditions that are not associated with any specific tenant.

Depreciable lives of leasing costs. We incur certain capital costs in connection with leasing our properties. These costs consist primarily of lease commissions and tenant improvements. Lease costs are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the estimated remaining term of the lease, ranging from one to 15 years. We reevaluate the remaining useful life of these costs as the creditworthiness of our tenants changes. If we determine that the estimated remaining life of the respective lease has changed, we adjust the amortization period and, therefore, the amortization or depreciation expense recorded each period may fluctuate. If we experience increased levels of amortization or depreciation expense due to changes in the estimated useful lives of leasing costs, our results of operations may be adversely affected.

Factors That May Influence Future Results of Operations

The following is a summary of the more significant factors we believe may affect our results of operations. For a more detailed discussion regarding the factors that you should consider before making a decision to acquire shares of our common stock, see the information under the caption “Risk Factors” elsewhere in this report.

Rental income. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space as well as space in newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in the submarkets where our properties are located.

City of Los Angeles and Philadelphia Central Business Districts—Submarket Information. A significant portion of our income is derived from properties located in the Los Angeles and Philadelphia central business districts. The market conditions in these submarkets have a significant impact on our results of operations.

Information regarding significant tenants—Conrail. Currently, our largest tenant portfolio wide is Conrail. Conrail leased 752,999 rentable square feet of office space in Two Commerce Square as of December 31, 2004. This lease represents 58.2% of our total annual rental and tenant reimbursements revenues for the year ended December 31, 2004. The lease has staggered expirations, with 375,000 square feet expiring in 2008 and the remaining 377,999 square feet expiring in 2009. We have entered into leases with tenants currently subleasing this space covering 93,000 square feet commencing 2008, and 289,000 square feet commencing 2009. Of the leases commencing 2008 and 2009, 145,000 of the leased square feet will expire between 2009 and 2010. The remaining 237,000 square feet will expire in two terms, with 10% of the subleased square feet expiring in 2013 and 90% expiring in 2015. The lease expiring in 2015 has an early termination option in 2010. Because of these direct leases, we believe we have mitigated some of the risks associated with the Conrail tenant concentration. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed on a GAAP basis would decrease by $3.9 million in 2008 as compared to 2007, $4.8 million in 2009 as compared to 2008, $6.9 million in 2010 as compared to 2009 and $2.1 million in 2011 as compared to 2010.

Development and redevelopment activities. We believe that our development activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently have three significant development projects in various stages of planning and pre-development, and our joint venture with CalSTRS has one significant redevelopment project underway. As of December 31, 2004, we had incurred, on a consolidated basis, approximately $30.6 million in costs related to the three development projects, including $1.1 million that had been invested by the minority partner in Campus El Segundo. To the extent that we, or joint ventures we are a partner in, do not proceed with these projects as planned, those costs would need to be evaluated for impairment.

Results of Operations

The results of operations reflect the consolidation/combination of the affiliates that own One Commerce Square (beginning June 1, 2004), Two Commerce Square, 2101 Market Street, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. One Commerce Square (through May 31, 2004), 2121 Market Street (for all periods presented), City National Plaza (as of January 28, 2003, the date of acquisition), and Reflections I and II (as of October 13, 2004, the date of acquisition) are accounted for using the equity method of accounting.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Total Revenues. Total revenues increased by $11.5 million, or 25.0%, to $57.8 million for the year ended December 31, 2004 compared to $46.3 million for the year ended December 31, 2003. The significant components of revenue are discussed below.

Rental revenues. Rental revenue increased by $7.6 million, or 37.0%, to $28.0 million for the year ended December 31, 2004 compared to $20.4 million for the year ended December 31, 2003. This increase is primarily a result of the inclusion of $7.7 million in revenue for the year ended December 31, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004. This increase is partially offset by a decrease in rental revenue due to the modification of one tenant’s lease at Two Commerce Square on July 15, 2003. In the lease modification, the tenant was released from its obligation related to one floor that it no longer occupied. In exchange, the tenant committed to extend the term of the lease for an additional six years for the remaining occupied space, through December 31, 2013.

Tenant reimbursements. Revenues from tenant reimbursements increased by $4.7 million, or 46.8%, to $14.6 million for the year ended December 31, 2004 compared to $9.9 million for the year ended December 31, 2003. This increase was primarily a result of the inclusion of $4.7 million in tenant reimbursements for the year ended December 31, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Parking and other revenues. Revenues from parking and other increased by $1.2 million, or 58.3%, to $3.3 million for the year ended December 31, 2004 compared to $2.1 million for the year ended December 31, 2003. This increase was primarily as a result of the inclusion of $1.0 million in parking and other revenues for the year ended December 31, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004, and an increase of $237,000 in interest income earned from the remaining cash from the Offering. These increases were offset by a decrease of approximately $131,000 in parking revenue at 2101 Market Street due to the allocation of certain parking spaces to accommodate a new retail tenant, which opened for operations in September 2003, at the adjacent 2121 Market Street property.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $2.3 million, or 26.1%, to $6.5 million for the year ended December 31, 2004 compared to $8.8 million for the year ended December 31, 2003. This decrease was primarily a result of $3.1 million of incentive fees we earned during the year ended December 31, 2003 under our agreement with the City of Sacramento for managing the development of the CalEPA headquarters building, with no corresponding revenue during the year ended December 31, 2004. All development fees were earned from CalEPA as of June 30, 2003. The decrease was also attributable to acquisition incentive fees of $307,000 and $199,000 during the year ended December 31, 2003 related to 1835 Market Street and Valencia Town Center, respectively, with no revenue in the corresponding current period. These decreases were offset by an increase of $197,000 in investment advisory and management fees, primarily relating to management services to Pacific Financial Plaza beginning on July 1, 2003, an increase in leasing commissions of $697,000 related to 1835 Market Street, Pacific Financial Plaza, and other unaffiliated properties, and an increase of $325,000 in reimbursed compensation costs related to our property management staff at various properties.

Investment advisory, management, leasing and development services revenues—unconsolidated/uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. The portion of the revenues represented by our ownership interest has been eliminated. Revenues from these services for unconsolidated/uncombined real estate entities increased by $442,000, or 8.8%, to $5.5 million for the year ended December 31, 2004 compared to $5.0 million for the year ended December 31, 2003. This increase was primarily a result of fee income related to City National Plaza. We began providing investment advisory and property management services to City National Plaza effective January 28, 2003, upon acquisition of our interest in this property. In addition, on October 13, 2004, we increased our ownership interest in City National Plaza from 4.3% to 21.3%, which had the effect of reducing the investment advisory, management, leasing and development services revenue recognized by us. Fees from construction management and leasing commissions at City National Plaza increased $260,000 and $1.2 million, respectively, during the year ended December 31, 2004, as compared to the year ended December 31, 2003. In addition, investment advisory and management fees related to City National Plaza increased $156,000 during the year ended December 31, 2004. This increase was offset by a one-time acquisition fee of $957,000 in the first quarter of 2003 relating to City National Plaza, and by a decrease of $246,000 in investment advisory, property management and leasing services related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004, and the resulting elimination of these intercompany revenues.

Total Expenses. Total expenses increased by $14.5 million, or 30.3%, to $62.2 million for the year ended December 31, 2004 compared to $47.7 million for the year ended December 31, 2003. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $4.2 million, or 57.3%, to $11.4 million for the year ended December 31, 2004 as compared to $7.2 million for the year ended December 31, 2003, primarily due to the combination of the operating results of One Commerce Square as of June 1, 2004, which represented expenses of $4.0 million.

Real estate taxes. Real estate tax expense increased by $1.7 million, or 52.7%, to $5.0 million for the year ended December 31, 2004 compared to $3.3 million for the year ended December 31, 2003. This increase is primarily a result of the inclusion of $1.7 million in real estate taxes for the year ended December 31, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased $899,000 or 9.2%, to $10.7 million for the year ended December 31, 2004 compared to $9.8 million for the year ended December 31, 2003. This increase was primarily due to an increase in compensation costs including salaries, accrued bonus, 401k profit sharing and retirement savings plan expenses and temporary help costs totaling approximately $1.8 million due to an increase in the number of non-reimbursed personnel resulting from an increase in our business activity. The increase was also due to an increase of $436,000 in compensation costs related to our property management staff at various properties, and an increase in business taxes levied by the City of Philadelphia. These increases were offset by incentive compensation payments of approximately $1.5 million during 2003, related to the completed development of the CalEPA headquarters building, with no similar expense in the corresponding current period.

Interest expense. Interest expense increased by $2.9 million or 13.8% to $24.3 million for the year ended December 31, 2004 compared to $21.4 million for the year ended December 31, 2003. This increase is primarily a result of the inclusion of $3.6 million in interest expense for the year ended December 31, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004. This increase was offset by a decrease in the amortization of deferred loan costs during the year ended December 31, 2004, as compared to the year ended December 31, 2003, resulting from the write-off of unamortized loan costs associated with the refinancing of the debt obligations of Two Commerce Square in 2003.

Depreciation and amortization expense. Depreciation and amortization expense increased by $3.0 million, or 52.2%, to $8.8 million for the year ended December 31, 2004 compared to $5.8 million for the year ended December 31, 2003. This increase was primarily the result of the inclusion of $3.0 million in depreciation and amortization expense for the year ended December 31, 2004 resulting from the combination of One Commerce Square effective June 1, 2004.

General and administrative expense. General and administrative expense was $1.7 million for the year ended December 31, 2004, which represents the incremental salaries and employment related costs and incremental overhead of becoming a public company on October 13, 2004.

Gain on sale of real estate. Gain on sale of real estate was $975,000 for the year ended December 31, 2004 due to the sale of a parcel of development property at our Four Points Centre project in Austin, Texas, which was sold to an unaffiliated third party in the first quarter of 2004. There were no land sales for the year ended December 31, 2003.

Equity in net loss of unconsolidated/uncombined real estate entities. Equity in net loss of unconsolidated/uncombined real estate entities increased by $999,000, or 91.8%, to a net loss of $2.1 million for the year ended December 31, 2004 compared to a net loss of $1.1 million for the year ended December 31, 2003. Set forth below is a summary of the condensed financial information for the unconsolidated/uncombined real estate entities, consisting of One Commerce Square (through May 31, 2004), 2121 Market Street, City National Plaza (beginning January 28, 2003), and Reflections I and II (beginning October 13, 2004), and our share of net loss and equity in net loss for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Revenue	$58,894	$69,168
Operating and other expenses	(39,377)	(42,659)
Interest expense	(14,338)	(14,547)
Depreciation and amortization	(11,852)	(12,792)

Net loss	$(6,673)	$(830)

Thomas Properties Group, Inc./TPGI Predecessor’s share of net loss	$(2,458)	$(1,760)
Intercompany eliminations and other adjustments	371	672

Equity in net loss of unconsolidated/uncombined real estate entities	$(2,087)	$(1,088)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated/uncombined real estate entities for the year ended December 31, 2004 compared to the year ended December 31, 2003 decreased due to the consolidation/combination of One Commerce Square in our financial statements effective June 1, 2004. As a result, there were five months of revenue and expenses in the year ended December 31, 2004 for One Commerce Square compared to a full year of operations in the year ended December 31, 2003. This decrease was offset by the acquisition of our interests in City National Plaza on January 28, 2003 and Reflections I and II on October 12, 2004.

Aggregate interest expense decreased by $209,000, or 1.4%, to $14.3 million for the year ended December 31, 2004 compared to $14.5 million for the year ended December 31, 2003 primarily due to a decrease of $3.4 million due to the combination of One Commerce Square effective June 1, 2004, offset by an increase of $3.2 million relating to the refinancing of City National Plaza.

Aggregate depreciation and amortization expense decreased by $940,000, or 7.3%, to $11.9 million for the year ended December 31, 2004 compared to $12.8 million for the year ended December 31, 2003. This decrease was primarily due a decrease of $2.8 million due to the combination of One Commerce Square effective June 1, 2004. This decrease was offset by the acquisition of our interest in City National Plaza in January 2003, resulting in additional depreciation and amortization expense of $1.6 million, and the acquisition of our interest in Reflections I and II in October 2004, resulting in additional depreciation and amortization expense of $285,000.

Comparison of year ended December 31, 2003 to year ended December 31, 2002

Total revenues. Total revenues increased by $7.6 million, or 19.6%, to $46.3 million for the year ended December 31, 2003 compared to $38.7 million for the year ended December 31, 2002. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $77,000, or 0.4%, to $20.4 million for the year ended December 31, 2003 compared to $20.5 million for the year ended December 31, 2002. This decrease is primarily due to the modification of one tenant’s lease at Two Commerce Square. In the lease modification, the tenant was released from its obligation related to one floor that it no longer occupied. In exchange, the tenant committed to extend the term of the lease for an additional six years for the remaining space, through September 30, 2013.

Tenant reimbursements. Revenues from tenant reimbursements increased by $315,000, or 3.3%, to $9.9 million for the year ended December 31, 2003 compared to $9.6 million for the year ended December 31, 2002. The increase was principally a result of increases in property insurance premiums and City of Philadelphia gross receipts taxes that were passed through to the tenants under their lease terms.

Parking and other revenues. Parking and other revenues decreased slightly to $2.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was primarily as a result of a slight decrease in other revenues.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $3.7 million, or 72.9%, to $8.8 million for the year ended December 31, 2003 compared to $5.1 million for the year ended December 31, 2002. This increase was primarily a result of fee income related to three properties: Pacific Financial Plaza, 1835 Market Street and CalEPA. We began providing investment advisory and property management services to Pacific Financial Plaza effective July 1, 2003, resulting in additional fee income of $408,000 for the year ended December 31, 2003. Fee income related to investment advisory and property management services related to 1835 Market Street increased by $410,000 due to an acquisition incentive fee of $307,000, as well as this property being under our management for a full year in 2003 compared to seven months in 2002. We do not expect to earn any additional incentive fees from the CalSTRS separate account properties. In 2003, leasing commission revenue increased by $391,000 and $370,000 for 1835 Market Street and properties owned by third parties, respectively. Additionally, revenue from development fees increased by $2.1 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 as a result of incentive fees we earned under our agreement with the City of Sacramento for managing the development of the CalEPA headquarters building. All development fees have been earned and collected from CalEPA as of December 31, 2003.

Investment advisory, management, leasing and development services revenues—uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. The portion of the revenues represented by our ownership interest has been eliminated. Revenues from these services for uncombined real estate entities increased by $3.7 million, or 278.1%, to $5.0 million for the year ended December 31, 2003 compared to $1.3 million for the year ended December 31, 2002. This increase was primarily a result of fee income related to City National Plaza. We began providing investment advisory and property management services to City National Plaza effective January 28, 2003, upon acquisition of our interest in this property. In 2003, our services to City National Plaza resulted in additional fee income of $4.5 million, including a one-time acquisition fee of $957,000 and leasing commissions of $858,000. These increases were offset by a decrease of $618,000 in leasing commission revenue at One Commerce Square due to less leasing activity at this property during 2003, and a decrease of $128,000 in property management fees at One Commerce Square due to one significant lease at an above current market rate expiring in September 2002, which resulted in lower property revenues in 2003.

Total expenses. Total expenses increased by $4.4 million, or 10.3%, to $47.7 million for the year ended December 31, 2003 compared to $43.3 million for the year ended December 31, 2002. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $778,000, or 12.1%, to $7.2 million for the year ended December 31, 2003 as compared to $6.4 million for the year ended December 31, 2002, primarily as a result of increased property insurance premiums and net profits taxes levied by the City of Philadelphia. Tenant reimbursements revenue increased 3.3% as compared to a 12.2% increase in rental property operating and maintenance expense due to increased costs for leasing, advertising and marketing, certain professional services, parking, bad debt expense and net profit taxes, which expenses are not allowable pass-through costs under standard lease agreements.

Real estate taxes. Real estate taxes increased by $66,000, or 2.0%, to $3.3 million for the year ended December 31, 2003 compared to $3.2 million for the year ended December 31, 2002, primarily as a result of increased gross receipts taxes paid to the City of Philadelphia.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $3.6 million, or 57.0%, to $9.8 million for the year ended December 31, 2003 compared to $6.2 million for the year ended December 31, 2002. This increase was primarily a result of (a) an increase in compensation costs principally due to additional management staff at City National Plaza and Pacific Financial Plaza, which we did not manage in 2002, and at 1835 Market Street, which was under our management for seven months in 2002 compared to a full year in 2003, (b) higher incentive compensation payments related to the completed development of the CalEPA headquarters building, and (c) commissions paid to in-house brokers related to increased leasing activity. Additionally, we incurred moving expenses associated with our corporate office relocation and higher liability insurance premiums.

Rent—uncombined real estate entities. Rent expense related to uncombined real estate entities increased by $152,000, or 150.5%, to $253,000 for the year ended December 31, 2003 compared to $101,000 for the year ended December 31, 2002. This increase was primarily a result of our corporate office rent paid to City National Plaza. In 2002, our corporate office was located in a building owned by an unaffiliated third party. Therefore, the corresponding expense for 2002 of $160,000 is included in the investment advisory, management, leasing and development services expenses for that period.

Interest expense. Interest expense increased by $1,000 to $21.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Interest expense remained consistent between 2003 and 2002.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $84,000, or 1.4%, to $5.8 million for the year ended December 31, 2003 compared to $5.9 million for the year ended December 31, 2002. This decrease was primarily a result of certain assets at Two Commerce Square that became fully depreciated during 2002 and 2003.

Equity in net (loss) income of uncombined real estate entities. Equity in net (loss) income of uncombined real estate entities decreased by $2.1 million to a net loss of $1.1 million for the year ended December 31, 2003 compared to income of $993,000 for the year ended December 31, 2002. Set forth below is a summary of the condensed financial information for the uncombined real estate entities, consisting of One Commerce Square, 2121 Market Street and City National Plaza, and our share of net (loss) income and equity in net (loss) income for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Revenue	$69,168	$27,472
Operating and other expenses	(42,659)	(13,237)
Interest expense	(14,547)	(6,825)
Depreciation and amortization	(12,792)	(5,781)

Net (loss) income	$(830)	$1,629

TPGI Predecessor’s share of net (loss) income	$(1,760)	$410
Intercompany eliminations	672	583

Equity in net (loss) income of uncombined real estate entities	$(1,088)	$993

Aggregate revenue and operating and other expenses for uncombined real estate entities for the year ended December 31, 2003 compared to the year ended December 31, 2002 increased significantly due to the acquisition of our interest in City National Plaza on January 28, 2003, offset by a decrease in rental revenue at One Commerce Square due to the scheduled expiration of a significant lease in September 2002 with rental rates above current market rates. Aggregate interest expense increased by $7.7 million, or 113.1%, to $14.5 million for the year ended December 31, 2003 compared to $6.8 million for the year ended December 31, 2002 primarily as a result of interest on the financing for our acquisition of City National Plaza. Aggregate depreciation and amortization expense increased by $7.0 million, or 121.3%, to $12.8 million for the year ended December 31, 2003 compared to $5.8 million for the year ended December 31, 2002 primarily as a result of the acquisition of our interest in City National Plaza in January 2003.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

We utilized a portion of the net proceeds from the Offering to acquire a 25% interest in Reflections I and Reflections II for a total of $11.8 million, increase our indirect ownership interest in City National Plaza from 4.3% to 21.3% for a payment of $21 million, acquire the 50% interest in One Commerce Square owned by an unaffiliated third party for a purchase price of $24 million, plus the assumption of approximately $10 million of debt principal and interest repayment obligations, repay aggregate indebtedness of $10.7 million relating to One Commerce Square, redeem preferred equity interests related to One Commerce Square held by an unaffiliated mezzanine debt lender on the property for $11.7 million, and fund a required property level reserve of $2.1 million.

We intend to use the remaining net proceeds of the Offering to repay principal of $9.2 million on the mezzanine loan on One Commerce Square when this loan becomes prepayable in April 2005, fund development costs associated with our development properties, and partially fund our co-investment obligation to our joint venture with CalSTRS or other future property acquisitions.

Our joint venture with CalSTRS also intends to obtain financing of approximately $31.8 million relating to the Reflections I and Reflections II properties, of which $7.9 million will be distributed to us. The financing is expected to mature in 10 years, bearing interest at a fixed rate of 5.22%.

Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, the issuance of common units of our Operating Partnership, and the potential issuance of additional debt or equity securities. We do not currently anticipate issuing any additional equity securities either of our company or our Operating Partnership other than pursuant to our equity incentive plan. We also do not intend to reserve funds to retire existing debt upon maturity, except as described in the paragraph above in relation to the mezzanine loan on One Commerce Square. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of equity securities, as market conditions permit.

As of December 31, 2004, we have an unfunded capital commitment to our joint venture with CalSTRS of $57.6 million. In March 2005, the joint venture acquired four properties in suburban Philadelphia, which reduced our unfunded capital commitment to $47.5 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

We intend to declare and pay annual dividends on our common stock. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Both of our consolidated operating properties, One Commerce Square and Two Commerce Square, are subject to debt financing covenants containing lock-box arrangements. For One Commerce Square, funds generated by the property can only be distributed to us after payment of property level debt and operating expenditures. As a result, there is limited cash available from One Commerce Square for distribution to us. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the lock-box arrangements established for the existing lenders for the property. In addition, our joint venture with CalSTRS is subject to debt financing with a lockbox arrangement. With respect to our joint venture properties, we do not control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us.

Development and Redevelopment Projects

We currently own interests in three development projects and our joint venture with CalSTRS has one significant redevelopment project. We have considerable expertise in the completion of large-scale development and redevelopment projects. We anticipate developing these properties as market feasibility permits. We also anticipate seeking to mitigate development risk, by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In July 2004 a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, our sole significant redevelopment project at this time, which provides proceeds to cover the estimated future redevelopment costs. Presently, we have not obtained construction financing for these three development projects. If we finance the development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow, and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenses for leasing commissions and tenant improvement costs on an annual basis. The level of these expenses varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity in the project and the current rent roll, we anticipate incurring expenses of approximately $8.2 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the year ending December 31, 2005. We do not anticipate incurring significant expenses for leasing costs, tenant improvements and capital improvements for Reflections I and Reflections II as these properties are each 100% leased to a sole tenant.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

The following table provides information for our company with respect to the maturities and scheduled repayments of secured debt (which reflects the entire principal amount of our fixed and variable rate debt) and scheduled interest payments of fixed and variable rate debt as of December 31, 2004 (in thousands). The following table also provides information with respect to capital expenditure commitments as of December 31, 2004 as well as future minimum lease payments on our long-term operating lease for our corporate offices at City National Plaza. The table does not reflect available maturity extension options.

Capital commitments of our company and our consolidated subsidiaries include approximately $3.8 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, we have an unfunded capital commitment of $57.6 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both our company and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund $52.1 million in 2005, and the remainder in 2006. Additionally, we entered into a joint venture agreement with Weingarten Realty Investors during 2004. Pursuant to this joint venture agreement, we will contribute initial capital of $125,000 in 2005, which has been included in the capital commitments below:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
Principal Payments—Secured Debt	$16,076	$9,369	$10,361	$4,763	$2,192	$251,571	$294,332
Interest Payments—Fixed Rate Debt	21,268	20,461	19,574	18,931	18,580	90,626	189,440
Interest Payments—Variable Rate Debt	257	—	—	—	—	—	257
Capital Commitments	55,074	5,484	970	—	—	—	61,528
Operating Lease	127	127	127	127	53	—	561

Total	$92,802	$35,441	$31,032	$23,821	$20,825	$342,197	$546,118

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

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of December 31, 2004, our company had investments in entities owning four unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the two properties with outstanding debt as of December 31, 2004 (in thousands):

	Interest Rate	Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.75%	$200,000	7/11/06
Senior mezzanine loan (2)	LIBOR + 4.50	21,338	7/11/06
Junior mezzanine loan	LIBOR + 6.15	25,000	7/11/06
2121 Market Street	6.1	19,918	8/1/33	(3)

		$266,256

(1)	We have purchased interest rate cap agreements for the outstanding City National Plaza loans. We are also required to purchase interest rate cap agreements for each future advance under the $125 million senior mezzanine loan.

(2)	The mortgage and senior mezzanine loans are subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, however, under certain circumstances the exit fees shall be waived.
(3)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

Cash Flows

Comparison of year ended December 31, 2004 to year ended December 31, 2003

Cash and cash equivalents were $56.5 million as of December 31, 2004 and $3.6 million as of December 31, 2003.

Net cash provided by operating activities decreased by $7.6 million to $5.8 million for the year ended December 31, 2004 compared to $13.4 million for the year ended December 31, 2003. The decrease was primarily a result of a $3.0 million increase in net loss. Non-cash items increased $2.1 million resulting in an increase in cash provided by operating activities. Increases in non-cash items were due to an increase in depreciation and amortization expense of $3.0 million primarily as a result of the inclusion of seven months of depreciation and amortization expense for the year ended December 31, 2004 resulting from the combination of One Commerce Square effective June 1, 2004, and an increase of $1.0 million in equity in net loss of unconsolidated/uncombined real estate entities. These increases were offset by a gain on sale of real estate in the amount of $975,000 during the year ended December 31, 2004, and a decrease in the change in deferred rents of $1.1 million. Further, net cash provided by operations decreased due to a $4.5 million decrease in prepaid rent primarily relating to Two Commerce Square, a $5.0 million decrease in deferred interest payable primarily relating to One Commerce Square, and a $0.9 million decrease in rents and other receivables, offset by a $3.2 million increase in accounts payable and other liabilities, primarily relating to accrued expenses, and a $1.9 million increase in amounts due to affiliate.

Net cash used in investing activities increased by $75.9 million to $80.7 million for the year ended December 31, 2004 compared to net cash used in investing activities of $4.8 million for the year ended December 31, 2003. The increase was primarily a result of acquisitions related to our Formation Transactions concurrent with the Offering, including the 50% interest in One Commerce Square owned by an unaffiliated third party for $24.0 million, an additional interest in City National Plaza increasing our interest from 4.3% to 21.3% for $21.0 million, a 25% interest in each of Reflections I and Reflections II for $11.8 million and the redemption of the preferred equity interest in One Commerce Square for $11.7 million. The increase was also a result of an increase in short-term investments, relating to the Offering proceeds, and an increase in real estate improvements of $4.6 million primarily relating to Two Commerce Square. These increases were offset by a decrease in net contributions to unconsolidated real estate entities of $4.5 million, primarily related to the acquisition of City National Plaza in 2003, proceeds of $3.3 million from the sale of development property to an unaffiliated third party in 2004, and additional cash of $2.6 million resulting from the combination of One Commerce Square effective June 1, 2004.

Net cash provided by (used in) financing activities increased by $136.6 million to $127.8 million for the year ended December 31, 2004 compared to $(8.8) million for the year ended December 31, 2003. The increase was primarily a result of the net proceeds received from the sale of our common stock upon consummation of the Offering on October 13, 2004 of $151.9 million, and the result of the net activity associated with the refinancing of Two Commerce Square in 2003. The increase was offset by a decrease in contributions from TPGI Predecessor of $7.9 million, primarily relating to the refinancing of Two Commerce Square in 2003, an increase in net distributions of $12.1 million, and by the repayment of indebtedness relating to One Commerce Square.

Comparison of year ended December 31, 2003 to year ended December 31, 2002

Cash and cash equivalents were $3.6 million as of December 31, 2003 and $3.8 million as of December 31, 2002.

Net cash provided by operating activities increased by $4.7 million to $13.4 million for the year ended December 31, 2003 compared to $8.7 million for the year ended December 31, 2002. Non-cash items increased by $4.4 million from 2002 to 2003. The remaining increase was primarily a result of a $1.0 million decrease in the net loss and a $2.0 million increase in prepaid rent at Two Commerce Square, primarily offset by a $1.1 million decrease in deferred interest payable, a $784,000 decrease in accounts payable, and additional leasing and loan costs of $732,000.

Net cash used in investing activities increased by $1.7 million to $4.8 million for the year ended December 31, 2003 compared to $3.1 million for the year ended December 31, 2002. The increase was primarily a result of an increase in net contributions to uncombined real estate entities of $2.2 million, primarily related to the acquisition of City National Plaza, offset by a $561,000 decrease in capital expenditures.

Net cash used in financing activities increased by $4.6 million to $8.8 million for the year ended December 31, 2003 compared to $4.2 million for the year ended December 31, 2002. The increase was primarily a result of the net activity associated with the refinancing of Two Commerce Square in 2003. Principally, contributions from owners and minority interest increased $12.1 million offset by an increase of $2.9 million in distributions to owners. In addition, a decrease in principal payments on notes payable and an increase in loan proceeds increased cash by $5.3 million and $208.3 million, respectively, offset by an increase in repayment of loans and payment of loan costs of $221.1 million and $2.0 million, respectively.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. Our existing multi-family residential property and the planned multi-family residential property we are considering are both located in the Philadelphia central business district. These residential properties are subject to short-term leases. As a result, inflation can often be offset by increased rental rates. However, a weak economic environment may restrict our ability to raise rental rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we intend to use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of December 31, 2004, our company had an insignificant level of outstanding consolidated floating rate debt.

City National Plaza is encumbered by a $200 million senior mortgage facility bearing interest at a floating rate of 1.75% above LIBOR, which we have hedged by entering into an interest rate cap agreement. In addition, City National Plaza is encumbered by a $125 million senior mezzanine loan at a floating rate of 4.5% above LIBOR, of which $21.3 million has been funded as of December 31, 2004,with respect to which we are required to purchase interest rate cap agreements as we borrow under this facility, and a $25 million junior mezzanine loan. The junior mezzanine loan bears interest at a floating rate of 6.2% above LIBOR. We have purchased an interest rate cap for this loan.

Our fixed and variable rate long-term debt at December 31, 2004 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2005	$8,576	$7,500	$16,076
2006	9,369	—	9,369
2007	10,361	—	10,361
2008	4,763	—	4,763
2009	2,192	—	2,192
Thereafter	251,571	—	251,571

Total	$286,832	$7,500	$294,332

Weighted average interest rate	9.0%	5.1%	8.9%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At December 31, 2004, our variable rate long-term debt represents 2.5% of our total long-term debt. If interest rates were to increase by 50 basis points, or by approximately 10% of the weighted average variable rate at December 31, 2004, the net impact would be increased costs of $38,000 per year.

As of December 31, 2004, the fair value of our mortgage and other secured loans aggregates $297.4 million, compared to the aggregated carrying value of $295.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are filed with this report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b), promulgated by the SEC under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 23, 2005.

Name	Age	Position
James A. Thomas	68	Chairman of the Board, President and Chief Executive Officer
R. Bruce Andrews	64	Director
Edward D. Fox	57	Director
Winston H. Hickox	62	Director
Daniel Neidich	55	Director
Randall L. Scott	49	Executive Vice President and Director
John R. Sischo	48	Executive Vice President and Director
Diana M. Laing	50	Chief Financial Officer and Secretary
Thomas S. Ricci	46	Executive Vice President
Robert D. Morgan	39	Vice President, Accounting and Administration

James A. Thomas serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Thomas has served on our Board of Directors since the Company was organized in March 2004. Mr. Thomas founded TPGI Predecessor, and served as the Chairman of the Board and Chief Executive Officer of TPGI Predecessor from 1996 to the consummation of the Offering in October 2004. Prior to founding TPGI Predecessor, Mr. Thomas served as a co-managing partner of Maguire Thomas Partners, a national full-service real estate operating company from 1983 to 1996. In 1996, Maguire Thomas Partners was divided into two companies with Mr. Thomas forming TPGI Predecessor with other key members of the former executive management at Maguire Thomas Partners. Mr. Thomas also served as Chief Executive Officer and principal owner of the Sacramento Kings NBA Basketball team and the ARCO Arena from 1992 until 1999. Mr. Thomas is Chairman of the Nominating Committee at Townhall Los Angeles, SOS Coral Trees, and the National Advisory Council of the Cleveland Marshall School of Law. He serves on the board of directors of the Townhall Los Angeles, Ralph M. Parsons Foundation, Baldwin Wallace College and the Los Angeles County Museum of Art, and the board of governors of the Music Center of Los Angeles County. He also is a member of the Rand Advisory Board. Mr. Thomas received his bachelor of arts degree in economics and political science with honors from Baldwin Wallace College in 1959. He graduated magna cum laude with a juris doctorate degree in 1963 from Cleveland Marshall Law School.

R. Bruce Andrews. Mr. Andrews has been a member of our Board of Directors since October 2004. Until his retirement in April 2004, Mr. Andrews served as the President and Chief Executive Officer of Nationwide Health Properties, Inc., a real estate investment trust, which position he had held since September 1989. Mr. Andrews graduated from Arizona State University with a bachelor of science degree in accounting. Mr. Andrews currently serves on the board of directors for Nationwide Health Properties, Inc.

Edward D. Fox. Mr. Fox has been a member of our Board of Directors since October 2004. Since January 2003, Mr. Fox has served as Chairman and Chief Executive Officer of Vantage Property Investors, LLC, a private real estate investment and redevelopment company. Prior to 2003, Mr. Fox was Chairman and Chief Executive Officer of Center Trust, a real estate investment trust, from 1998 to January 2003 when Center Trust was acquired by Pan Pacific Retail Properties. Mr. Fox also served as the Chairman of CommonWealth Partners from 1995 through October 2003, a fully integrated real estate operating company that he co-founded in 1996. Prior to forming CommonWealth Partners, Mr. Fox was a senior partner with Maguire Thomas Partners. A certified public accountant, Mr. Fox started his career in public accounting specializing in real estate transactions.

Mr. Fox serves on the Dean’s advisory council for the USC School of Architecture and the board of directors of the Orthropaedic Hospital Foundation and the Los Angeles Boy Scouts. He is a member of the International Council of Shopping Centers, Urban Land Institute and the American Institute of Certified Public Accountants. He received a bachelor’s degree in accounting from the University of Southern California and a master’s degree in business administration, both with honors.

Winston H. Hickox. Mr. Hickox has been a member of our Board of Directors since October 2004. From January 1999 to November 2003, Mr. Hickox served as Secretary of the California Environmental Protection Agency, and was responsible for a broad range of programs created to protect California’s human and environmental health. From December 1994 to May 1998, Mr. Hickox was a partner in LaSalle Advisors, Ltd. Prior to joining LaSalle Advisors, Ltd., Mr. Hickox was a Managing Director with Alex, Brown Kleinwort Benson Realty Advisors Corp. From April 1997 to January 1999, Mr. Hickox served as an alternate Commissioner on the California Coastal Commission. He was President of the California League of Conservation Voters from 1990 to 1994. He is currently a member of the board of the Sacramento County Employees’ Retirement System. Mr. Hickox is a graduate of the California State University at Sacramento with a bachelor of science degree in business administration in 1965, and obtained a master of business administration degree in 1972 from Golden Gate University.

Daniel Neidich. Mr. Neidich has been a member of our Board of Directors since October 2004. In December 2003, Mr. Neidich retired from his position as a senior director of Goldman, Sachs & Co., where he served as a member of the firm’s management committee, co-head of the merchant banking division, and chairman of the Whitehall fund investment committee. Mr. Neidich joined Goldman Sachs in 1978 in the real estate banking department. In 1984, Mr. Neidich became a partner of Goldman Sachs, and in 1990 he became head of Goldman Sachs’s real estate department. In 1991, Goldman Sachs, under Mr. Neidich’s direction, raised the first Whitehall fund to invest in real estate opportunities. Mr. Neidich is a member of the board of governors of the Real Estate Board of New York, a Trustee of the Urban Land Institute, and a board member of Strategic Hotel Capital. He also serves on the board of directors of the Metropolitan Museum of Modern Art and the New York University Child Study Center. Mr. Neidich received a bachelor of arts degree from Yale University and a master of business administration degree from the Stanford University graduate school of business.

Randall L. Scott serves us as an Executive Vice President and Director. Mr. Scott has been a member of our Board of Directors since April 2004. Mr. Scott directed asset management operations nationally and East Coast development activity for TPGI Predecessor from its inception in 1996 until the consummation of our Offering in October 2004. Prior to the formation of TPGI Predecessor, Mr. Scott was with Maguire Thomas Partners from 1986 to August 1996. As a senior executive at Maguire Thomas Partners, Mr. Scott worked on several large-scale development projects, including One Commerce Square in Philadelphia and The Gas Company Tower in Los Angeles. Mr. Scott was also on the pre-development team for the CalEPA project in Sacramento and served in a general business development capacity. Mr. Scott is currently involved in various civic and professional organizations and serves on the board of directors of the Center City District, a Philadelphia non-profit special services organization. Mr. Scott holds a bachelor’s degree in business administration and economics from Butler University in Indianapolis.

John R. Sischo serves us as an Executive Vice President and Director. Mr. Sischo has been a member of our Board of Directors since April 2004. He is responsible for our investment management services, including oversight of our relationship with CalSTRS, acquisition efforts and our capital market relationships. He served as a Senior Vice President of TPGI Predecessor from April 1998 until the consummation of our Offering in March 2004. Prior to joining TPGI Predecessor, Mr. Sischo was with Banker’s Trust from 1989 to 1998 where he was instrumental in developing Bankers Trust’s real estate investment management practice. Prior to 1989, Mr. Sischo was with Security Pacific Corporation’s real estate investment banking practice. He began his career at Merrill Lynch Capital Markets. Mr. Sischo is on the board of directors of the Center City Association, a Los Angeles non-profit special services organization. Mr. Sischo received a bachelor’s degree in political science from the University of California at Los Angeles.

Diana M. Laing serves as our Chief Financial Officer and Secretary, which positions she has held since May 2004. She is responsible for financial reporting, capital markets transactions and investor relations. Prior to becoming a member of our senior management team, Ms. Laing served as Chief Financial Officer of Triple Net Properties, LLC from January 2004 through April 2004. From December 2001 to December 2003, Ms. Laing served as Chief Financial Officer of New Pacific Realty Corporation, and held this position at Firstsource Corp. from July 2000 to May 2001. Previously, Ms. Laing was Executive Vice President and Chief Financial Officer of Arden Realty, Inc., a publicly-traded REIT, from August 1996 to July 2000. From 1982 to August 1996, she was Chief Financial Officer of Southwest Property Trust, Inc., a publicly-traded multi-family REIT. She is a member of the board of directors and chairman of the audit committee for The Macerich Company, a publicly-traded REIT. She also serves on the board of the Big Brothers/Big Sisters of Greater Los Angeles and the Inland Empire. Ms. Laing holds a bachelor of science degree in accounting from Oklahoma State University and is a certified public accountant in Texas.

Thomas S. Ricci has served us as an Executive Vice President since April 2004. He served as Senior Vice President of TPGI Predecessor from May 1998 to our formation in March 2004, with oversight of business development and development services. From February 1992 through May 1998, Mr. Ricci was the vice president of planning and entitlements at Maguire Thomas Partners, Playa Capital Company division. As a senior executive at Maguire Thomas Partners, Mr. Ricci worked on several large mixed-use and commercial projects. Prior to joining Maguire Thomas Partners in 1987, Mr. Ricci was a Captain in the U.S. Air Force, where he was involved in planning, programming, design and construction of medical facilities at locations in the United States and abroad. Mr. Ricci holds a bachelor of science degree and a bachelor of architecture degree with honors from the New York Institute of Technology.

Robert D. Morgan has served us as a Vice President since April 2004 responsible for accounting and administration. Mr. Morgan joined TPGI Predecessor in March 2000 from Arthur Andersen LLP, where he spent 10 years in the real estate service group. At Arthur Andersen, Mr. Morgan was a Senior Manager specializing in providing audit and transaction due diligence services to real estate developers, owners, lenders and operators. Mr. Morgan earned a bachelor of science degree in business administration with a concentration in accounting from California Polytechnic State University at San Luis Obispo. Mr. Morgan is a certified public accountant, licensed by the State of California.

The information concerning our audit committee financial expert required by Item 10 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.tpgre.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning our security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Incentive Plans

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Equity Incentive Plan (“Incentive Plan”) under which equity securities of our company are authorized for issuance. The Incentive Plan provides incentives to our employees and is intended to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. Of this amount, we committed to issue 46,667 shares of restricted stock with an aggregate value of $560,000 following consummation of the Offering. In March 2005, we issued 730,003 incentive units and granted 360,000 stock options to employees under the Incentive Plan, for which the vesting period commenced on October 13, 2004. In addition, 10,000 shares of restricted common stock were granted to our four non-employee directors under our Non-Employee Directors’ Restricted Stock Plan, with respect to which the total number of shares available for grant is 60,000, including the 10,000 granted. Vesting for all 56,667 shares commenced as of October 13, 2004. The shares entitle the holder to full voting rights and will receive any dividends paid.

We have no equity compensation plans that were not approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans
Equity compensation plans approved by security holders	360,000	$12.26	259,048	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	May only be granted as options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by Item 13 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

The following consolidated and combined financial information is included as a separate section of this report on Form 10-K:

INDEX TO FINANCIAL STATEMENTS

Page
Thomas Properties Group, Inc. and Subsidiaries and Thomas Properties Group, Inc. Predecessor:
Report of Independent Registered Public Accounting Firm	52
Consolidated/Combined Balance Sheets as of December 31, 2004 and 2003	53
Consolidated/Combined Statements of Operations for Thomas Properties Group, Inc. and Subsidiaries for the period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and for the years ended December 31, 2003 and 2002	54
Consolidated/Combined Statements of Stockholders’ and Owners’ Equity (Deficit) for Thomas Properties Group, Inc. and Subsidiaries for the period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and for the years ended December 31, 2003 and 2002	55
Consolidated/Combined Statements of Cash Flows for Thomas Properties Group, Inc. and Subsidiaries for the period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and for the years ended December 31, 2003 and 2002	56
Notes to Consolidated/Combined Financial Information	57
Schedule II: Valuation and Qualifying Accounts	84
Schedule III: Investments in Real Estate	85

TPG/CalSTRS, LLC:
Report of Independent Registered Public Accounting Firm	86
Consolidated Balance Sheets as of December 31, 2004 and 2003	87
Consolidated Statements of Operations for the year ended December 31, 2004 and the period from January 28, 2003 through December 31, 2003	88
Consolidated Statements of Members’ Equity and Comprehensive Loss for the year ended December 31, 2004 and the period from January 28, 2003 through December 31, 2003	89
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and the period from January 28, 2003 through December 31, 2003	90
Notes to Consolidated Financial Statements	91

(b) Exhibits

3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2**	Bylaws of the Registrant.

10.1	2004 Equity Incentive Plan of Thomas Properties Group, Inc.

10.2***	Operating Partnership Agreement.

10.3***	Master Contribution Agreement entered into by James A. Thomas and the other contributors party thereto.

10.4***	Non-Employee Directors Restricted Stock Plan.

10.5***	Pairing Agreement between the Registrant and its Operating Partnership.

10.6**	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers.

10.7***	Employment Agreement between the Registrant and Mr. James A Thomas.

10.8***	Employment Agreement between the Registrant and Mr. Thomas S. Ricci.

10.9***	Employment Agreement between the Registrant and Mr. Randall L. Scott.

10.10***	Employment Agreement between the Registrant and Mr. John R. Sischo.

10.11***	Employment Agreement between the Registrant and Ms. Diana M. Laing.

10.12**+	Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC.

10.13***	Registration Rights Agreement between the Registrant and the parties thereto.

10.14**	Loan Agreement dated as of July 31, 2003 between Philadelphia Plaza-Phase II, LP as Borrower and Morgan Stanley Mortgage Capital, Inc. as Lender.

10.15**	Loan Agreement dated as of March 16, 1998 between Goldman Sachs Mortgage Company as Lender and Commerce Square Partners-Philadelphia Plaza, LP as Borrower.

10.16**	Senior Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 1, LP as Guarantor and DB Realty Mezzanine Investment Fund II, LLC as Lender.

10.17**	Junior A Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 2, LP as Guarantor and DB Realty Mezzanine Parallel Fund II, LLC as Lender.

10.18**	Junior B Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 3, LP as Guarantor and DB Realty Mezzanine Parallel Fund II, LLC as Lender.

10.19**	Loan Agreement dated as of July 15, 2004 by and among 515/555 Flower Associates, LLC as Borrower, Citigroup Global Markets Realty Corp. as Agent, LaSalle Bank National Association as collateral agent and each Lender signatory thereto.

10.20**	Loan Agreement dated as of July 15, 2004 by and among 515/555 Flower Mezzanine Associates, LLC as Borrower and Citigroup Global Markets Realty Corp. as Lender.

10.21**	Form of Indemnity Agreement by Thomas Properties Group, L.P., in favor of Mr. James A. Thomas.

10.22	Thomas Properties Group, Inc. Form of Restricted Shares Award Agreement.

10.23	Thomas Properties Group, Inc., Form of Incentive Unit Award Agreement.

10.24	Thomas Properties Group, Inc. Form of Option Award Agreement.

10.25	Thomas Properties Group, Inc. Form of Non-Employee Directors’ Restricted Shares Award Agreement.

10.26	Loan Agreement between TPG Oak Hill/Walnut Hill, LLC and Greenwich Capital Financial Products, Inc.

10.27	Loan Agreement between TPG Valley Square, LLC and Greenwich Capital Financial Products, Inc.

10.28	Loan Agreement between TPG Four Falls, LLC and Greenwich Capital Financial Products, Inc.

21.1***	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any
Securities Act of 1933 registration statement.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Registrant’s Report on Form 8-K filed October 18, 2004.
**	Incorporated by reference from Registration Statement file number 333-11452.
***	Incorporated by reference from the Registrant’s Report on Form 10-Q filed November 22, 2004.
+	Confidential treatment requested.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Thomas Properties Group, Inc.:

We have audited the accompanying consolidated balance sheet of Thomas Properties Group, Inc. and subsidiaries (the “Company”) and the combined balance sheet of Thomas Properties Group, Inc. Predecessor, as defined in Note 1, as of December 31, 2004 and 2003, respectively, and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company for the period from October 13, 2004 (commencement of operations) through December 31, 2004 and the related combined statements of operations, owners’ deficit and cash flows of Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedules listed in the Index to the Financial Statements. These financial statements and the financial statement schedules are the responsibility of Thomas Properties Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated/combined financial statements present fairly, in all material respects, the financial position of the Company and Thomas Properties Group, Inc. Predecessor as of December 31, 2004 and 2003, respectively, and the results of operations and cash flows of the Company for the period from October 13, 2004 (commencement of operations) through December 31, 2004 and the results of operations and cash flows of Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 28, 2005

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED/COMBINED BALANCE SHEETS

(In thousands, except share data)

December 31, 2004 and 2003

	The Company 2004	TPGI Predecessor 2003
ASSETS
Investments in real estate:
Land and improvements	$60,882	$43,655
Buildings and improvements	252,009	148,405
Tenant improvements	64,638	39,674

	377,529	231,734
Less accumulated depreciation	(95,044)	(66,998)

	282,485	164,736
Land held for sale	—	1,965
Investments in unconsolidated/uncombined real estate entities	31,624	13,207
Cash and cash equivalents	56,506	3,590
Restricted cash	12,949	8,116
Short-term investments	14,000	—
Rents and other receivables, net of allowance for doubtful accounts of $375 and $349 as of 2004 and 2003, respectively	2,731	1,178
Receivables—unconsolidated/uncombined real estate entities	381	186
Deferred rents	28,453	32,204
Deferred leasing and loan costs, net of accumulated amortization of $7,503 and $3,386 as of 2004 and 2003, respectively	16,871	3,804
Deferred tax asset	40,138	—
Other assets, net	5,464	739

Total assets	$491,602	$229,725

LIABILITIES AND STOCKHOLDERS’ EQUITY (OWNERS’ DEFICIT)
Liabilities:
Mortgage loans	$206,373	$139,670
Other secured loans	89,517	86,171
Accounts payable and other liabilities, net	9,177	2,748
Due to affiliate	1,852	—
Prepaid rent	841	2,873

Total liabilities	307,760	231,462

Minority interests:
Unitholders in the Operating Partnership	76,458	—
Minority interests in consolidated real estate entities	1,451	1,133

Total minority interests	77,909	1,133

Commitments and contingencies

Stockholders’ equity (owners’ deficit):
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of December 31, 2004	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,342,481 shares issued and outstanding as of December 31, 2004	143	—
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of December 31, 2004	167	—
Additional paid-in capital	106,673	—
Deficit	(581)	(2,870)
Unearned compensation, net	(469)	—

Total stockholders’ equity (owners’ deficit)	105,933	(2,870)

Total liabilities and stockholders’ equity (owners’ deficit)	$491,602	$229,725

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	The Company	TPGI Predecessor
	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Revenues:
Rental	$7,356	$20,611	$20,418	$20,495
Tenant reimbursements	3,882	10,703	9,935	9,620
Parking and other	1,115	2,189	2,087	2,133
Investment advisory, management, leasing, and development services	1,427	5,089	8,815	5,099
Investment advisory, management, leasing and development services—unconsolidated/uncombined real estate entities	969	4,494	5,021	1,328

Total revenues	14,749	43,086	46,276	38,675

Expenses:
Rental property operating and maintenance	3,263	8,100	7,224	6,446
Real estate taxes	1,373	3,663	3,299	3,233
Investment advisory, management, leasing, and development services	1,236	9,473	9,810	6,248
Rent—unconsolidated/uncombined real estate entities	48	217	253	101
Interest	5,611	18,695	21,362	21,361
Depreciation and amortization	2,614	6,206	5,795	5,879
General and administrative	1,715	—	—	—

Total expenses	15,860	46,354	47,743	43,268

Operating loss	(1,111)	(3,268)	(1,467)	(4,593)
Gain on sale of real estate	—	975	—	—
Equity in net (loss) income of unconsolidated/uncombined real estate entities	(988)	(1,099)	(1,088)	993
Minority interests—unitholders in the Operating Partnership	1,128	—	—	—
Minority interests in consolidated real estate entities	—	(1,614)	—	—

Loss before benefit for income taxes	(971)	(5,006)	(2,555)	(3,600)
Benefit for income taxes	390	—	—	—

Net loss	$(581)	$(5,006)	$(2,555)	$(3,600)

Loss per share—basic and diluted	$(0.04)
Weighted average common shares outstanding—basic and diluted	14,290,097

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY (OWNERS’ DEFICIT)

(In thousands, except share data)

Years Ended December 31, 2004, 2003 and 2002

	Common stock		Limited Voting Stock	Additional Paid-In Capital	Deficit	Unearned Compensation, net	Total
	Shares	Amount
TPGI Predecessor
Balance, December 31, 2001	—	$—	$—	$—	$(10,764)	$—	$(10,764)
Contributions	—	—	—	—	2,213	—	2,213
Distributions	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(3,600)	—	(3,600)

Balance, December 31, 2002	—	—	—	—	(12,206)	—	(12,206)

Contributions	—	—	—	—	14,816	—	14,816
Distributions	—	—	—	—	(2,925)	—	(2,925)
Net loss	—	—	—	—	(2,555)	—	(2,555)

Balance, December 31, 2003	—	—	—	—	(2,870)	—	(2,870)

Contributions	—	—	—	—	6,952	—	6,952
Distributions	—	—	—	—	(15,059)	—	(15,059)
Net loss	—	—	—	—	(5,006)	—	(5,006)

Balance, October 12, 2004	—	—	—	—	(15,983)	—	(15,983)

The Company
Reclassify TPGI Predecessor owners’ deficit	—	—	—	(15,983)	15,983	—	—
Issuance of limited voting stock	—	—	167	1	—	—	168
Sale of common stock	14,285,814	143	—	151,723	—	—	151,866
Fair value of operating partnership units granted to certain minority owners of TPGI Predecessor	—	—	—	8,200	—	—	8,200
Minority interests of unitholders in the Operating Partnership upon formation transactions	—	—	—	(78,133)	—	—	(78,133)
Deferred tax asset upon formation transactions	—	—	—	39,748	—	—	39,748
Commitment to issue unvested restricted common stock, net of minority interests	56,667	—	—	680	—	(314)	366
Vesting of restricted stock, net of minority interests	—	—	—	—	—	24	24
Commitment to issue stock options, net of minority interests	—	—	—	437	—	(202)	235
Vesting of stock options, net of minority interests	—	—	—	—	—	23	23
Net loss	—	—	—	—	(581)	—	(581)

Balance, December 31, 2004	14,342,481	$143	$167	$106,673	$(581)	$(469)	$105,933

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	The Company	TPGI Predecessor
	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Cash flows from operating activities:
Net loss	$(581)	$(5,006)	$(2,555)	$(3,600)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of real estate	—	(975)	—	—
Equity in net loss (income) of unconsolidated/uncombined real estate entities	988	1,099	1,088	(993)
Deferred rents	1,028	4,034	6,182	4,233
Depreciation and amortization expense	2,614	6,206	5,795	5,879
Bad debt expense	—	26	99	50
Amortization of loan costs	129	312	480	84
Amortization of loan premium	(99)	—	—	—
Amortization of above and below market leases, net	(82)	—	—	—
Minority interests	(1,128)	1,614	—	—
Changes in assets and liabilities:
Rents and other receivables	(1,507)	457	(157)	(81)
Receivables—unconsolidated/uncombined real estate entities	163	(358)	(73)	(77)
Deferred leasing and loan costs	(110)	(1,025)	(769)	(37)
Deferred tax asset	(390)	—	—	—
Other assets	(593)	10	(261)	(136)
Deferred interest payable	(5,892)	2,736	1,866	2,945
Accounts payable and other liabilities	(135)	2,567	(726)	58
Due to affiliate	1,852	—	—	—
Prepaid rent	(1,692)	(442)	2,405	379

Net cash (used in) provided by operating activities	(5,435)	11,255	13,374	8,704

Cash flows from investing activities:
Expenditures for improvements to real estate	(1,452)	(4,817)	(1,653)	(2,214)
Expenditures for real estate improvements—land held for sale	—	—	(195)	(134)
Purchases of real estate and additional interests in unconsolidated/uncombined real estate entities	(68,774)	—	—	—
Proceeds from sale of real estate	—	3,321	—	—
Distributions received from unconsolidated/uncombined real estate entities	144	2,445	1,692	479
Contributions to unconsolidated/uncombined real estate entities	(51)	(96)	(4,635)	(1,250)
Cash acquired from One Commerce Square investment	—	2,619	—	—
Purchases of short-term investments	(14,000)	—	—	—

Net cash (used in) provided by investing activities	(84,133)	3,472	(4,791)	(3,119)

Cash flows from financing activities:
Proceeds from equity offering	171,429	—	—	—
Payment of offering costs	(19,563)	—	—	—
Contributions from owners of TPGI Predecessor	—	6,952	14,816	2,213
Distributions to owners of TPGI Predecessor	—	(15,059)	(2,925)	(55)
Minority interest contributions	318	—	—	483
Minority interest distributions	—	(1,101)	—	—
Principal payments on notes payable	(5,030)	(7,577)	(2,882)	(8,155)
Repayment of loan	—	—	(221,065)	—
Proceeds from mortgage and other secured loans	—	93	209,627	1,333
Change in restricted cash	(4,613)	1,908	(4,326)	92
Payment of loan costs	—	—	(2,084)	(68)

Net cash provided by (used in) financing activities	142,541	(14,784)	(8,839)	(4,157)

Net increase (decrease) in cash and cash equivalents	52,973	(57)	(256)	1,428
Cash and cash equivalents at beginning of period	3,533	3,590	3,846	2,418

Cash and cash equivalents at end of period	$56,506	$3,533	$3,590	$3,846

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $238, $116, $245, and $256 for the periods from October 13, 2004 through December 31, 2004 and from January 1, 2004 through October 12, 2004 and the years ended December 31, 2003, and 2002, respectively	$6,987	$16,588	$19,467	$17,350

Supplemental disclosure of non-cash investing and financing activities:
Consolidation of One Commerce Square:
Assets acquired, net of cash	—	$105,101	—	—
Elimination of One Commerce Square investment	—	(9,804)	—	—
Liabilities assumed	—	(97,916)	—	—

Cash acquired	—	$(2,619)	—	—

Increase in investments in real estate and additional paid in capital for fair value of operating partnership units granted to certain minority owners of TPGI Predecessor	$8,200	—	—	—
Reclassification of owners’ deficit to additional paid in capital	15,983	—	—	—
Reclassification of minority interest for limited partnership units in the operating partnership from additional paid in capital	78,133	—	—	—
Deferred tax asset upon formation transactions	39,748	—	—	—
Assumption of debt relating to the acquisition of the 50% interest in One Commerce Square	9,985	—	—	—

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION

DECEMBER 31, 2004, 2003, and 2002

(Tabular amounts in thousands)

1. Organization and Description of Business

The terms “Thomas Properties”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. Through our general partnership interest in Thomas Properties Group, L.P., or the “Operating Partnership,” and our other subsidiaries, we own, acquire, develop and manage office, retail and multi-family properties on a nationwide basis.

We were formed to succeed to certain businesses of the Thomas Properties predecessor, Thomas Properties Group, Inc. Predecessor, also referred to herein as “TPGI Predecessor”, which was not a legal entity but rather a combination of real estate entities and operations, and was engaged in the business of owning, managing, leasing, acquiring and developing real estate, consisting primarily of office properties and related parking garages, located in Southern California, Sacramento, California, Philadelphia, Pennsylvania, Northern Virginia and Austin, Texas. The ultimate owners of TPGI Predecessor were Mr. James A. Thomas and certain others who had minor ownership interests.

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”), which consisted of the sale of 14,285,714 shares of common stock at $12.00 per share, resulting in net proceeds of $151.9 million, after underwriting discounts and expenses of the Offering. Concurrent with the consummation of the Offering, Thomas Properties and the Operating Partnership, together with the partners and members of the affiliated partnerships and limited liability companies of TPGI Predecessor and other parties which held direct or indirect ownership interests in the properties engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of TPGI Predecessor, (ii) enable us to raise the necessary capital to acquire increased interests in certain of the properties and repay certain property level indebtedness, (iii) fund joint venture capital commitments, (iv) provide capital for future acquisitions, and (v) fund future development costs at our development properties.

Our operations are carried on through the Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of December 31, 2004, we held a 46.3% interest in the Operating Partnership which we consolidated, as we had control over the major decisions of the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

As of December 31, 2004, we were invested in the following real estate entities:

Entity	Type; Planned Development	Location
Consolidated entities:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)

Two Commerce Square	High-rise office	PCBD

2101 Market Street	Undeveloped land; Residential/Office/Retail	PCBD

Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas

Campus El Segundo	Contract to purchase undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC

City National Plaza (formerly ARCO Plaza)	High-rise office	Los Angeles Central Business District, California

Reflections I	Suburban office—single tenancy	Reston, Virginia

Reflections II	Suburban office—single tenancy	Reston, Virginia

2101 Market Street includes a surface parking lot that services One Commerce Square, Two Commerce Square and other unrelated properties. The City National Plaza property also includes an off-site garage that provides parking for City National Plaza and other properties. The office properties also include on-site parking, retail and storage space.

From the late 1980s through 2000, TPGI Predecessor developed One Commerce Square, Two Commerce Square, 2121 Market Street and the California Environmental Protection Agency (“CalEPA”) headquarters building in Sacramento, California. We have the responsibility for the day-to-day operations of CalEPA building, but have no ownership interest in the property. We provide investment advisory services for the California State Teachers Retirement System (“CalSTRS”) with respect to four properties that are wholly owned by CalSTRS—800 South Hope Street, Valencia Town Center, 1835 Market Street and Pacific Financial Plaza—as well as the properties owned in a joint venture between CalSTRS and us—City National Plaza, Reflections I and Reflections II. In addition, we provide property management, leasing and development services to the properties discussed above, except we do not provide property management services for 2121 Market Street, Reflections I and Reflections II.

In July 2004, TPGI Predecessor entered into a joint venture agreement with an unrelated party related to a portion of the land at Four Points Centre, known as The Square at Four Points Centre. Under the joint venture agreement, upon the closing and funding of certain financing, we will contribute 29.4 acres of land with an

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

agreed-upon value of $8,000,000 and the other joint venture partner will contribute $5,000,000 of cash in exchange for a 50% interest in the joint venture. The joint venture will take title to the property subject to a mortgage securing a $3,000,000 land loan.

In 2001, TPGI Predecessor formed a joint venture with a third party, which entered into an agreement to purchase the land commonly referred to as Campus El Segundo. The purchase price of the land is based on an appraisal process. The purchase contract includes provisions that permit the current owner of the property to require us to purchase this property at fair market value if the appraised value of the property is between a certain range, or if the appraisal is less than the low end of the range, at the election of the seller. We are required under certain circumstances to buy out the other investor and the other investor has the right to require us to buy out its interest, at a price based on the fair market value of the property. At December 31, 2004, the other investor held a 29% ownership interest in Campus El Segundo.

Effective October 13, 2004, Mr. Thomas owns an 11% ownership interest in One Commerce Square and Two Commerce Square.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests contributed to the Operating Partnership by Mr. Thomas and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at TPGI Predecessor’s historical cost basis, except for the minority owners’ share. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred as though the entities had been combined at either the beginning of the period or inception. Accordingly, the results of operations for the year ended December 31, 2004 comprise those of our company from October 13, 2004 through December 31, 2004, and of TPGI Predecessor from January 1, 2004 through October 12, 2004. Prior to the Offering, Thomas Properties Group, Inc. and the Operating Partnership had no operations. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed.

The accompanying combined financial statements of TPGI Predecessor include interests in certain of our properties and the property management, leasing, acquisition and real estate development business of Thomas Development Partners, Ltd.

The real estate entities included in the consolidated and combined financial statements have been consolidated or combined only for the periods that such entities were under control by us or TPGI Predecessor, or were considered a variable interest entity. The equity method of accounting is utilized to account for investments in real estate entities over which we or TPGI Predecessor have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

The interests in One Commerce Square (beginning June 1, 2004), Two Commerce Square (beginning October 13, 2004), and Campus El Segundo (for all periods presented), not owned by us or TPGI Predecessor are

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

reflected as minority interest. For the period from October 13, 2004 through December 31, 2004, no losses of One Commerce Square or Two Commerce Square have been allocated to the minority partner, as no further contributions are required from the minority partner.

Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Short-term Investments

Investments with original maturities greater than three months, and remaining maturities less than one year are classified as short-term investments. Our short-term investments are classified as available-for-sale, and are carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity.

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

Unconsolidated/Uncombined Real Estate Entities

Investments in unconsolidated/uncombined real estate entities are accounted for using the equity method of accounting whereby our investments in partnerships and limited liability companies are recorded at cost and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions.

We use the equity method to account for our unconsolidated/uncombined real estate entities since we have significant influence but not control over the entities and none of the entities, other than One Commerce Square effective as of June 1, 2004 through October 12, 2004 (see Note 3), are considered variable interest entities.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate and investments in uncombined real estate entities has occurred for the periods presented.

Deferred Leasing and Loan Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method.

Purchase Accounting for Acquisition of Interests in Real Estate Entities

Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which we or TPGI Predecessor acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Loan premiums, in the case of any above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in other assets, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, included in other liabilities, are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2004, we had a net liability related to above and below market leases of $356,000.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by us and TPGI Predecessor because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$679	$630	$556	$499	$612	$2,335	$5,311

Adjustments to rental revenues
Above market leases	$(259)	$(259)	$(241)	$(197)	$(196)	$(756)	$(1,908)
Below market leases	528	464	330	281	184	477	2,264

Net adjustment to rental revenues	$269	$205	$89	$84	$(12)	$(279)	$356

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the lease terms, commencing on the date that possession is taken by the tenant. The impact of the straight line rent adjustment decreased revenue by $1.0 million, $4.1 million, $6.2 million and $4.2 million for the periods from October 13, 2004 through December 31, 2004 and from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003 and 2002, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $82,000 for the period from October 13, 2004 through December 31, 2004. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated and combined balance sheets and contractually due but unpaid rents are included in rents and other receivables. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

Tenant reimbursements for real estate taxes, common area maintenance and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other income in the accompanying consolidated and combined statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than through voting rights, referred to as “variable interests,” and

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

how to determine when and which business enterprise should consolidate the variable interest entity (“VIE”). This new model for consolidation applies to an entity in which either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. The provisions of FIN 46R are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The provisions for all other entities subject to FIN 46R are effective for financial statements of the first reporting period ending after March 15, 2004. The adoption of this statement on January 1, 2003 had an impact on our financial statements as One Commerce Square was considered to be a variable interest entity beginning June 1, 2004 (see Note 3).

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not significantly impact our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not significantly impact our financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R required that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement is effective in the first reporting period ending after June 15, 2005. The adoption of this statement will not significantly impact our financial statements, as we previously adopted the fair value based method of accounting of SFAS 123, Accounting for Stock-Based Compensation.

Equity Offering Costs

Underwriting commission and Offering costs are reflected as a reduction to additional paid-in-capital.

Income Taxes

We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, as measured by applying currently enacted tax laws. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized.

TPGI Predecessor’s real estate entities were partnerships and limited liability companies, and its property management, leasing, and real estate development operations were held by a partnership. Under applicable

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

federal and state income tax rules, the allocated share of net income or loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying combined financial statements for the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003 and 2002.

Loss per share

Loss per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that have been granted or has been committed to be granted, all using the treasury stock method, are not dilutive for the period from October 13, 2004 through December 31, 2004.

Stock Options

We adopted the fair value based method of accounting of SFAS No. 123. Under this method, compensation expense equal to the fair value of the stock options at the grant date is recognized over the course of its vesting period. We use the Black-Scholes option pricing model to estimate the fair value of granted options. This model takes into account the option’s exercise price, the option’s expected life, the current price of the underlying stock, the expected volatility of the underlying stock, expected dividends, and a risk-free interest rate.

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

We have identified certain critical accounting policies that affect management’s more significant judgments and estimates used in the preparation of the consolidated and combined financial statements. On an ongoing basis, we evaluate estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable and investments in real estate and asset impairment. The estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances.

We must make estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

We are required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate, including real estate held by the unconsolidated/uncombined real estate entities accounted for using the equity method. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

We are required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to interests in real estate entities acquired by us. These assessments have a direct impact on our net income subsequent to the acquisition of the interests as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities. We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. We currently operate in one business segment: the acquisition, development, ownership, and management of commercial real estate. Additionally, we operate in one geographic area: the United States.

The products for the office segment include rental of office space to tenants, parking, rental of storage space and other tenant services.

Concentration of Credit Risk

Financial instruments that subject us to credit risk consist primarily of cash and accounts receivable. We maintain our cash and cash equivalents and restricted cash on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Our two operating properties are located in downtown Philadelphia, Pennsylvania. In addition, one of the unconsolidated operating properties is also located in downtown Philadelphia, Pennsylvania. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Unconsolidated/Uncombined Real Estate Entities

The unconsolidated/uncombined real estate entities include the entities that own One Commerce Square (through May 31, 2004, as this entity was considered to be a variable interest entity on June 1, 2004), 2121 Market Street, Harris Building Associates, and TPG/CalSTRS, LLC, a joint venture with CalSTRS. TPG/CalSTRS, LLC owns City National Plaza, including the off-site garage, which serves City National Plaza, known as J-2, (purchased January 28, 2003) and Reflections I and Reflections II (purchased October 13, 2004).

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocation, as of May 31, 2004 for One Commerce Square (after which date this entity was combined or consolidated) and as of December 31, 2004 for all other entities:

One Commerce Square	50.0	%(1)
2121 Market Street	50.0%
Harris Building Associates	0.1	%(2)
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(3)
Reflections I	25.0	%(4)
Reflections II	25.0	%(4)

(1)	Prior to October 13, 2004, TPGI Predecessor and an unaffiliated third party each owned 50.0% of the Series A preferred capital and non-preferred capital of the partnership that owned One Commerce Square. In addition, an unaffiliated third party owned the $6.75 million Series B preferred capital. In accordance with the partnership agreement, the holder of the Series B preferred capital was entitled to preferred cumulative distributions of 17.5% per annum, after the holders of the Series A preferred capital received their preferred cumulative distributions. Thereafter, distributions went to the holders of the non-preferred capital.

In March 2004, TPGI Predecessor entered into an agreement to purchase the 50% partnership interest in One Commerce Square not owned by it for a purchase price of $24,000,000, subject to certain adjustments. Based on the terms of the purchase agreement, TPGI Predecessor considered One Commerce Square to be a variable interest entity as of June 1, 2004, and had combined the accounts of that property with TPGI Predecessor beginning June 1, 2004.

On October 13, 2004, at the consummation of the Offering, we acquired the 50% ownership interest from the unaffiliated third party, and TPGI Predecessor contributed a 39% ownership interest in the property to us, resulting in an 89% ownership interest, and we have consolidated the accounts of that property beginning October 13, 2004.

(2)	The partnership that owns 2121 Market Street entered into a master lease with Harris Building Associates for the property designed to allow a third party investor to take advantage of the historic tax credits for the property. We and an unrelated party each hold a 0.05% general partnership interest in Harris Building Associates. The 99.9% limited partner of Harris Building Associates contributed $3.5 million and no further contributions are required. In addition, this partner is entitled to a cumulative priority return of 3% of its adjusted capital contribution. During 2004, the accumulated losses and distributions for this limited partner equaled their contribution amount and priority return. As such, net income/loss is allocated equally to the general partners, resulting in an allocation of 50% net income/loss to us.
(3)	On October 13, 2004, at the consummation of the Offering, we increased our ownership interest in the property from 4.3% to 21.3%.

In accordance with the limited liability agreement, the minority owner of City National Plaza and us are initially allocated depreciation expense of City National Plaza ahead of CalSTRS. This resulted in the allocation to us of 22.5% of City National Plaza’s depreciation expense and 4.3% of City National Plaza’s net income (excluding depreciation expense) for the periods prior to October 13, 2004, and an allocation of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income (excluding depreciation expense) for the period beginning October 13, 2004.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

(4)	On October 13, 2004, at the consummation of the Offering, we acquired a 25% ownership interest in each of the properties.

In accordance with the limited liability agreement, we are initially allocated depreciation expense of Reflections I and II ahead of CalSTRS. This resulted in the allocation to us of 100% of depreciation expense and 25% of net income (excluding depreciation expense) of Reflections I and II for the period from October 13, 2004 to December 31, 2004.

Investments in unconsolidated/uncombined real estate entities as of December 31, 2004 and 2003 are as follows:

	2004	2003
One Commerce Square	$—	$9,907
2121 Market Street and Harris Building Associates	(932)	215
TPG/CalSTRS, LLC:
City National Plaza	20,832	3,085
Reflections I	7,492	—
Reflections II	4,232	—

	$31,624	$13,207

The following is a summary of the investments in unconsolidated/uncombined real estate entities for the years ended December 31, 2004, 2003 and 2002:

Investment balance, December 31, 2001	$9,588
Contributions	1,250
Equity in net income of uncombined real estate entities	993
Distributions	(479)

Investment balance, December 31, 2002	11,352
Contributions	4,635
Equity in net loss of uncombined real estate entities	(1,088)
Distributions	(1,692)

Investment balance, December 31, 2003	13,207
Elimination of One Commerce Square investment at May 31, 2004 due to consolidation	(9,804)
Contributions	96
Equity in net loss of unconsolidated/uncombined real estate entities	(1,099)
Distributions	(2,445)

Investment balance, October 12, 2004	(45)
Acquisition of 25% interest in Reflections I and Reflections II	11,750
Acquisition of additional interest in City National Plaza	21,000
Contributions	51
Equity in net loss of unconsolidated/uncombined real estate entities	(988)
Distributions	(144)

Investment balance, December 31, 2004	$31,624

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

TPG/CalSTRS, LLC, which as of December 31, 2004 owns an 85.4% interest in City National Plaza, was formed in December 2002 to acquire office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Core plus properties consist of under-performing properties that we believe can be brought to market potential through improved management. Value-add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which we believe can be positively impacted by introduction of new capital and/or management. Under the joint venture agreement, we have an exclusive obligation until the earlier of May 1, 2007 and the date CalSTRS has contributed its full capital commitments to the joint venture to first present all acquisition opportunities involving core plus and value-add properties to the joint venture before we may buy them. We are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except that for Reflections I and II, which are 100% leased, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period.

On October 13, 2004, at the consummation of the Offering, the joint venture acquired a 100% interest in Reflections I and II, and we acquired an additional interest in the joint venture and increased our ownership interest from 5% to 25%. As of December 31, 2004, the unfunded capital commitments of CalSTRS and the Company were $163,900,000 and $57,600,000, respectively.

Upon the earlier to occur of certain events or January 1, 2006, a buy-sell provision may be exercised by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to either elect to buy the initiating party’s interest, or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. Upon the earlier to occur of certain events or January 1, 2006, the minority owners of City National Plaza have the option to require the joint venture to purchase its interest for an amount equal to what would be payable to them upon liquidation of the assets at fair market value.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information for the unconsolidated/uncombined real estate entities as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

Summarized Balance Sheets

	2004	2003
ASSETS
Investments in real estate	$351,157	$390,880
Receivables including deferred rents	14,397	7,937
Other assets	39,142	32,380

Total assets	$404,696	$431,197

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$266,256	$269,812
Other liabilities	27,718	26,405

Total liabilities	293,974	296,217

Minority interest	1,566	10,853

Owners’ equity:
Thomas Properties / TPGI Predecessor, including $34 of other comprehensive loss in 2004	31,728	14,297
Other owners, including $342 of other comprehensive loss in 2004	77,428	109,830

Total owners’ equity	109,156	124,127

Total liabilities and owners’ equity	$404,696	$431,197

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations

	2004	2003	2002
Revenues	$58,894	$69,168	$27,472

Expenses:
Operating and other expenses	39,377	42,659	13,237
Interest expense	14,338	14,547	6,825
Depreciation and amortization	11,852	12,792	5,781

Total expenses	65,567	69,998	25,843

Net (loss) income	$(6,673)	$(830)	$1,629

Thomas Properties / TPGI Predecessor’s share of net (loss) income	$(2,458)	$(1,760)	$410

Included in the preceding summarized balance sheets as of December 31, 2004 and 2003, are the following balance sheets of TPG/CalSTRS, LLC:

	2004	2003
Investment in real estate	$331,140	$278,687
Receivables including deferred rents	9,530	2,728
Other assets	38,764	15,397

Total assets	$379,434	296,812

Mortgage and other secured loans	$246,338	175,000
Other liabilities	20,410	19,787

Total liabilities	266,748	194,787

Minority interest	1,566	10,853

Owners’ equity:
Thomas Properties / TPGI Predecessor, including $34 of other comprehensive loss in 2004	32,785	3,160
Other owners, including $342 of other comprehensive loss in 2004	78,335	88,012

Total owners’ equity	111,120	91,172

Total liabilities and owners’ equity	$379,434	$296,812

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information by real estate entity for the periods from October 13, 2004 through December 31, 2004 and January 1, 2004 through October 12, 2004 and the years ended December 31, 2003 and 2002:

	Period from October 13, 2004 through December 31, 2004
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$1,269	$9,361	$10,630

Expenses:
Operating and other	1,234	7,268	8,502
Interest	309	3,180	3,489
Depreciation and amortization	286	2,315	2,601

Total expenses	1,829	12,763	14,592

Net loss	$(560)	$(3,402)	$(3,962)

Thomas Properties’ share of net loss	$(95)	$(996)	$(1,091)

Intercompany eliminations and other adjustments			103

Equity in net loss of unconsolidated real estate entities			$(988)

	Period from January 1, 2004 through October 12, 2004
	One Commerce Square (through May 31, 2004)	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$9,629	$3,772	$34,863	$48,264

Expenses:
Operating and other	4,531	2,530	23,814	30,875
Interest	2,373	925	7,551	10,849
Depreciation and amortization	2,035	849	6,367	9,251

Total expenses	8,939	4,304	37,732	50,975

Net income (loss)	$690	$(532)	$(2,869)	$(2,711)

TPGI Predecessor’s share of net loss	$(33)	$(109)	$(1,225)	$(1,367)

Intercompany eliminations				268

Equity in net loss of uncombined real estate entities				$(1,099)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

	Year Ended December 31, 2003
	One Commerce Square	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$22,862	$4,884	$41,422	$69,168

Expenses:
Operating and other	11,576	3,495	27,588	42,659
Interest	5,749	1,230	7,568	14,547
Depreciation and amortization	4,867	1,110	6,815	12,792

Total expenses	22,192	5,835	41,971	69,998

Net income (loss)	$670	$(951)	$(549)	$(830)

TPGI Predecessor’s share of net loss	$(517)	$(24)	$(1,219)	$(1,760)

Intercompany eliminations				672

Equity in net loss of uncombined real estate entities				$(1,088)

	Year Ended December 31, 2002
	One Commerce Square	2121 Market Street and Harris Building Associates	Total
Revenues	$24,650	$2,822	$27,472

Expenses:
Operating and other	10,935	2,302	13,237
Interest	6,161	664	6,825
Depreciation and amortization	4,577	1,204	5,781

Total expenses	21,673	4,170	25,843

Net income (loss)	$2,977	$(1,348)	$1,629

TPGI Predecessor’s share of net income (loss)	$711	$(301)	$410

Intercompany eliminations			583

Equity in net income of uncombined real estate entities			$993

Three tenants of TPG/CalSTRS, LLC accounted for approximately 56.4% and 60.6% of rental revenues and tenant reimbursements for the year ended December 31, 2004 and the period from January 28, 2003 (commencement of operations) to December 31, 2003, respectively. Four tenants in One Commerce Square accounted for approximately 65.5% and 63.7% of rental revenues and tenant reimbursements for that property for the period from January 1, 2004 through May 31, 2004 and the year ended December 31, 2003, respectively. Two tenants accounted for approximately 65.7% of rental revenues and tenant reimbursements for that property for the year ended December 31, 2002.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following is a reconciliation of our share of owners’ equity of the unconsolidated/uncombined real estate entities as shown above to amounts recorded by us as December 31, 2004 and 2003:

	2004	2003
Our or TPGI Predecessor’s share of owners’ equity recorded by unconsolidated/uncombined real estate entities	$31,728	$14,297
Intercompany eliminations and other adjustments	(104)	(1,090)

Investments in unconsolidated/uncombined real estate entities	$31,624	$13,207

4. Debt

A summary of the outstanding debt as of December 31, 2004 and 2003 is as follows:

	Interest rate		Outstanding debt		Maturity date
			2004	2003
One Commerce Square (1):
Mortgage loan	7.0%		$73,489	$—	4/11/28	(2)
Mezzanine loan	17.5	(3)	10,312	7,829	3/16/11
Credit facility	2.2		—	1,873	4/15/05
Two Commerce Square:
Mortgage loan	6.3		125,384	130,770	5/09/13	(4)
Senior mezzanine loan (5)	17.2	(6)	46,184	47,478	1/09/10
Junior A mezzanine loan (5)	15.0	(7)	3,752	3,574	1/09/10
Junior B mezzanine loan (5) (8)	9.2		27,711	25,417	1/09/10
Four Points Centre mortgage loan	Prime Rate	(9)	4,000	5,400	8/28/05

2101 Market Street mortgage loan	Prime Rate or LIBOR + 2.5	%(10)	3,500	3,500	9/06/05

Total principal outstanding			294,332	225,841
Loan premium (11)			1,558	—

Total debt			$295,890	$225,841

(1)	We did not consolidate the accounts of One Commerce Square until June 1, 2004, therefore, the mortgage loan is not reflected as outstanding debt as of December 31, 2003. However, TPGI Predecessor and the other 50% owner of One Commerce Square (prior to our purchase of its interest concurrent with the Offering) were jointly liable under both the mezzanine loan and the credit facility, therefore the balances reflected as of December 31, 2003 in this table reflect TPGI Predecessor’s 50% share.
(2)	The mortgage loan is prepayable without penalty after March 11, 2008, at which date the outstanding principal amount of this debt will be approximately $68.9 million. The interest rate will increase by 2.0% on April 11, 2008, which additional amount may be deferred until maturity. Any deferred amounts are added to the principal balance of the loan and accrue interest at 9.0%. Provided there is no deferred interest, the loan balance will be fully amortized on April 11, 2028, the maturity date of the loan.
(3)	Interest at a rate of 10% per annum is payable currently. Interest of 7.5% per annum may be deferred until cash is available for payment. Deferred amounts accrue interest at 17.5% per annum. The loan is subject to yield maintenance payments for any prepayments prior to March 16, 2005. The loan is secured by our ownership interest in the real estate entities that own One Commerce Square.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

(4)	The mortgage loan may be defeased after October 2005, and may be prepaid after February 2013.
(5)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.
(6)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of December 31, 2004 was 17.2% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(7)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(8)	The repayment of the mezzanine loan is in the form of a minority participation in net equity according to a formula. To the extent the net equity in the property is below the thresholds of the formula, the $24.5 million in principal and accumulated deferred interest of $3.2 million will be forgiven by the lender. Under certain conditions, the lender has a right to extend the maturity date of this loan to July 2011, an additional 18 months. The loan may not be prepaid. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(9)	The prime rate as of December 31, 2004 and 2003 was 5.25% and 4.0% per annum, respectively.
(10)	The loan agreement provides that the interest rate will be the lender’s prime rate or at our option, LIBOR plus 2.5% per annum. As of December 31, 2004 and 2003, the interest rate was 5.0% and 3.8% per annum, respectively.
(11)	In connection with the acquisition of a 50% third-party interest in One Commerce Square, a premium was recorded to mark 50% of the assumed mortgage loan to market value.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these two properties be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at December 31, 2004 and 2003 is $1,749,000 and $3,246,000, respectively, which has been deposited in the lockbox account.

As of December 31, 2004, principal payments due for the outstanding debt are as follows:

Year ending December 31,
2005	$16,076
2006	9,369
2007	10,361
2008	4,763
2009	2,192
Thereafter	251,571

$294,332

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

5. Loss per Share

The following is a summary of the elements used in calculating basic and diluted loss per share for the period from October 13, 2004 through December 31, 2004 (in thousands except share and per share amounts):

Net loss attributable to common shares	$(581)

Weighted average common shares outstanding—basic	14,290,097
Potentially dilutive common shares(1):
Stock options	902
Restricted stock	3,043

Adjusted weighted average common shares outstanding—diluted	14,294,042

Net loss per share—basic and diluted	$(0.04)

(1)	For the period October 13, 2004 through December 31, 2004, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

6. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis after December 13, 2005. As of October 13, 2004, we committed to issue 730,003 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular units in the Operating Partnership and rank pari passu with the Units as to payment of regular and special periodic and other distributions and distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 14,342,481 shares of common stock and 16,666,666 of Units outstanding as of December 31, 2004, and had committed to issue 730,003 of incentive units.

We have adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”). The Incentive Plan provides incentives to our employees and is intended to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. In addition, we approved the Non-employee Directors Restricted Stock Plan (“the Non-employee Directors Plan”), under which a total of 60,000 shares are available for grant, 10,000 of which were granted to our four non-employee directors upon the consummation of the Offering.

Under these plans, we issued 56,667 shares of restricted stock with an aggregate value of $680,000 upon consummation of the Offering. Of these 56,667 shares, 10,000 shares were issued as of October 13, 2004 under our Non-employee Directors Plan, and 46,667 shares were issued in March 2005 under our Incentive Plan. Vesting for all 56,667 shares commenced as of October 13, 2004. The holders of these shares have full voting rights and will receive any dividends paid. Of the 56,667 shares of restricted stock issued, 46,667 shares will vest

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

on October 13, 2007, provided that vesting could occur on October 13, 2006 if certain performance goals are met. The remaining 10,000 shared granted to our non-employee directors will vest on October 13, 2006. We recorded deferred compensation charges totaling $51,000 for the vesting of the restricted stock grants for the period from October 13, 2004 through December 31, 2004.

We granted 360,000 stock options in March 2005 under our Incentive Plan with an exercise price of $12.26, and the options vest over the course of a three year period commencing October 13, 2004. The options vest at the rate of one third per year and expire ten years after the date of commencement of vesting. The fair market value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	2.0%
Expected life of option	1 to 3 years
Risk-free interest rate	2.88%
Expected stock price volatility	20%

We have elected to adopt the fair value based method of accounting of SFAS No. 123. As a result, included in the consolidated statement of operations for the period from October 13, 2004 through December 31, 2004 is $50,000 in stock compensation expense related to stock options that commenced vesting on October 13, 2004.

7. Related Party Transactions

As of December 31, 2004, we owe an entity controlled by Mr. Thomas $1,852,000 as a result of certain Offering transactions. This amount will be paid in 2005.

An affiliate of Mr. Thomas leases retail space located at One Commerce Square and Two Commerce Square through May 31, 2006, for which rent is based on a percentage of retail sales. For the period from October 13, 2004 through December 31, 2004, we earned rental revenues and tenant reimbursements from this affiliate of $5,000, of which $3,000 was reserved as bad debt expense. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003 and 2002, TPGI Predecessor earned rental revenues and tenant reimbursements from this affiliate of $44,000, $30,000, and $30,000, respectively, of which $10,000, $52,000 and $0, respectively, was reserved as bad debt expense.

Mr. Thomas has guaranteed up to $7,500,000 with respect to the mezzanine loans on Two Commerce Square and we have agreed to indemnify Mr. Thomas (see note 4).

8. Income Taxes

All operations are carried on through the Operating Partnership and other subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership (“LP Agreement”). As of December 31, 2004, we held a 46.3% capital interest in the Operating Partnership. For the period from October 13, 2004 through December 31, 2004, we were allocated 46.3% of the losses from the Operating Partnership.

The benefit from income tax is based on reported loss before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The benefit from income taxes consists of the following:

Deferred income tax benefit:
Federal	$295
State.	95

Benefit from income taxes	$390

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to loss before income taxes is as follows:

Federal loss at statutory rate of 35%	$340
State income taxes, net of federal tax benefit	50

Benefit for income taxes	$390

Effective income tax rate	40%

The significant components of the deferred tax asset are as follows:

Deferred tax asset:
Difference between the tax capital contributed to the Operating Partnership and the capital reflected for financial statement purposes at the Offering	$39,748
Loss carryforward	390

Deferred tax asset	$40,138

The deferred tax asset of $39,748 resulted primarily from the difference between the financial statement basis, which is at carryover basis, and the tax basis, which represents the amount paid by the stockholders at fair value.

The future tax benefits of the net operating loss carryforwards expire in 2015 to 2025.

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Realization of the deferred tax asset is dependent on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

9. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2004 and 2003, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The carrying amounts for cash and cash equivalents, restricted cash, short-term investments, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of December 31, 2004, the fair value of our mortgage and other secured loans aggregates $297,448,000, compared to the aggregated carrying value of $295,890,000. As of December 31, 2003, the fair value of our mortgage and other secured loans approximated the carrying values, as the terms were similar to those available to us for debt with similar risk and the same remaining maturities.

10. Minimum Future Lease Rentals

We have entered into various lease agreements with tenants as of December 31, 2004. The minimum future cash rents receivable under non-cancelable operating leases in each of the next five years and thereafter are as follows:

Year ending December 31,
2005	$37,758
2006	38,005
2007	37,267
2008	31,163
2009	20,931
Thereafter	57,765

$222,889

The leases generally also require reimbursement of the tenant’s proportional share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

11. Revenue Concentrations

(a) Rental revenue concentrations:

A significant portion of our rental revenues and tenant reimbursements were generated from two tenants. The revenue recognized related to these tenants for the periods from October 13, 2004 through December 31, 2004 and January 1, 2004 through October 12, 2004, and the years ended December 31, 2003 and 2002 was as follows:

	October 13, 2004 through December 31, 2004	January 1, 2004 through October 12, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Conrail, tenant in Two Commerce Square	$5,162	$19,618	$24,758	$24,437
Accounting/financial services tenant in Two Commerce Square	579	2,199	3,077	3,093

	$5,741	$21,817	$27,835	$27,530

In March 1990, Two Commerce Square entered into a long-term lease agreement with Conrail to occupy approximately 753,000 square feet of office space in Two Commerce Square, a portion of which expires in 2008

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

and the remainder in 2009. As an inducement to enter into the lease, Two Commerce Square agreed to pay Conrail $34,000,000 no later than the fifth anniversary of the commencement of the lease, as defined, plus accrued interest at 8% per annum, compounded annually, under certain circumstances.

In accordance with the agreement, $34,000,000 was paid to Conrail in 1997. This lease concession has been reflected in the accompanying financial statements as a deferred rent receivable, and is being recognized ratably over Conrail’s lease period as a reduction in rental revenue. Interest is payable only in the event of sufficient cash flow from Two Commerce Square, as defined. We have not paid any interest through December 31, 2004 and believe that an accrual for interest expense at December 31, 2004 is not required. In addition, under certain conditions, $11,000,000 plus accrued interest at 8% per annum, compounded annually, is payable to Conrail from net proceeds from a sale or refinancing of Two Commerce Square. This provision terminates upon the termination of Conrail’s lease. The Operating Partnership did not assume this obligation in the Formation Transactions. Conrail has entered into sublease agreements for substantially all of the space leased.

The lease with the accounting/financial services tenant in Two Commerce Square expires in two phases. The first phase, representing 16% of its leased space, expires in 2007. The second phase, representing 84% of its leased space, expires in 2013.

As of December 31, 2004 and 2003, $25,923,000 and $31,683,000, respectively, of the deferred rents relate to these tenants, including $22,558,000 and $28,216,000, respectively, related to Conrail. As of December 31, 2004 and 2003, we had received prepaid rents of $281,000 and $2,722,000, respectively, from these tenants.

(b) Concentrations related to investment advisory, property management, leasing and development services revenue:

Under agreements with CalSTRS, we provide property acquisition, investment advisory, property management, leasing and development services for CalSTRS under a separate account relationship and through a joint venture relationship. At December 31, 2004, there are four office properties subject to the separate account relationship and three office properties subject to the joint venture relationship.

Under the separate account relationship, we earn acquisition fees over the first three years after a property is acquired, if the property meets or exceeds the pro forma operating results that were submitted at the time of acquisition and a performance index associated with the region in which the property is located. Under the joint venture relationship, we are paid acquisition fees at the time a property is acquired, as a percent of the total acquisition price. For the period from October 13, 2004 through December 31, 2004, we earned no acquisition fees. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003, and 2002, TPGI Predecessor earned acquisition fees under these agreements of $0, $1,537,000, and $271,000, respectively, including $957,000 for the year ended December 31, 2003 from our joint venture with CalSTRS. We do not anticipate earning any additional acquisition fees related to the properties that have been acquired on behalf of CalSTRS as of December 31, 2004.

Under the separate account relationship, we earn asset management fees paid on a quarterly basis, based on the annual net operating income of the properties. Under the joint venture relationship, asset management fees are paid on a monthly basis, initially based upon a percentage of a property’s annual appraised value. At the point of stabilization of the property, asset management fees are calculated based on net operating income. For the period from October 13, 2004 through December 31, 2004, we earned asset management fees under these agreements of $468,000, including $245,000 from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003, and 2002, TPGI Predecessor earned

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

asset management fees under these agreements of $1,923,000, $2,082,000, and $952,000, respectively, including $929,000 and $959,000, respectively, for the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003 from our joint venture with CalSTRS.

We perform property management and leasing services for five of the seven properties subject to the asset management agreements with CalSTRS. We are entitled to property management fees calculated based on 2% or 3% of the gross revenues of the particular property, paid on a monthly basis. In addition, we are reimbursed for compensation paid to certain of its employees and direct out-of-pocket expenses. The management and leasing agreements expire on the third anniversary of each property’s acquisition, ranging from April 1, 2005 to August 1, 2007. The agreements are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. For the period from October 13, 2004 through December 31, 2004, we earned property management fees under these agreements of $380,000, including $157,000 from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003, and 2002, TPGI Predecessor earned property management fees under these agreements of $1,674,000, $1,976,000, and $626,000, respectively, including $913,000 and $1,096,000, respectively, for the period January 1, 2004 through October 12, 2004, and the year ended December 31, 2003 from our joint venture with CalSTRS. In addition, for the period from October 13, 2004 through December 31, 2004, we were reimbursed $325,000, including $103,000 from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003, and 2002, TPGI Predecessor was reimbursed $1,137,000, $1,064,000, and $382,000, respectively, including $512,000 and $542,000, respectively, for the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003 from our joint venture with CalSTRS. The reimbursements represent the cost of on-site property management personnel incurred on behalf of the managed properties.

For properties in which we are responsible for the leasing and development services, we are entitled to receive market leasing commissions and development fees as defined in the agreements with CalSTRS. For the period from October 13, 2004 through December 31, 2004, we earned leasing commissions under the agreements of $775,000, including $467,000 from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003, and 2002, TPGI Predecessor earned leasing commissions under the agreements of $2,416,000, $1,285,000, and $51,000, respectively, including $1,599,000 and $858,000, respectively, for the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003 from our joint venture with CalSTRS. For the period from October 13, 2004 through December 31, 2004, we earned development fees under these agreements of $107,000, including $99,000 from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003, and 2002, TPGI Predecessor earned development fees under these agreements of $305,000, $103,000, and $33,000, respectively, including $210,000 and $49,000, respectively, for the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003 from our joint venture with CalSTRS.

Under the separate account relationship, we receive incentive compensation based upon performance above a minimum hurdle rate, at which time it begins to participate in cash flow from the relevant property. Incentive compensation is paid at the time an investment is sold and none has been earned as of December 31, 2004. Under the joint venture relationship, incentive compensation is based on a minimum return on investment to CalSTRS, following which we participate in cash flow above the stated return, subject to a clawback provision if returns for a property fall below the stated return. No incentive compensation had been earned as of December 31, 2004.

We provide property management, leasing and development services for One Commerce Square, under an agreement that expires on March 16, 2013. Property management fees are calculated based on 3% of the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

property’s gross revenues. For the period from January 1, 2004 through May 31, 2004 (prior to consolidation), and the years ended December 31, 2003, and 2002, TPGI Predecessor earned property management fees from One Commerce Square of $156,000, $355,000, and $492,000, respectively, and was reimbursed $139,000, $105,000, and $106,000, respectively, representing primarily the cost of on-site property management personnel incurred on behalf of the managed property. Leasing commissions are calculated based on 3% – 4% of the rent payable by a tenant. For the period from January 1, 2004 through May 31, 2004 (prior to consolidation), and the years ended December 31, 2003, and 2002, TPGI Predecessor earned leasing commissions from One Commerce Square of $18,000, $100,000, and $717,000, respectively. Development fees are calculated based on 3% of the cost of the improvements performed. For the year ended December 31, 2002, we earned development fees from One Commerce Square of $13,000.

At December 31, 2004, we had accounts receivable under the above agreements of $1,392,000, including $307,000 due from our joint venture with CalSTRS. At December 31, 2003, we had accounts receivable under the above agreements of $1,171,000, including $186,000 due from City National Plaza and One Commerce Square.

We developed the CalEPA building for the City of Sacramento and earned development fees from the City of Sacramento of $980,000 during the year ended December 31, 2002. In addition, based on the development cost savings as compared to budgeted costs, we earned incentive development fees of $3,120,000 during the year ended December 31, 2003. Included in investment advisory, management, leasing, and development services expenses for the year ended December 31, 2003 is $1,560,000, in compensation expense related to the incentive fees earned during the year. We also provide property management, leasing and development services for the CalEPA building for the City of Sacramento. The property management agreement expires on June 30, 2005 and is automatically renewed for successive periods of one year each unless either party notifies the other of the intent to terminate at least twelve months prior to the scheduled expiration of the term. Property management fees are $87,000 per month. For the period from October 13, 2004 through December 31, 2004, we earned property management fees from the City of Sacramento of $218,000, and were reimbursed $47,000. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003 and 2002, TPGI Predecessor earned property management fees from the City of Sacramento of $828,000, $1,046,000, and $1,046,000, respectively, and was reimbursed $431,000, $475,000, and $470,000, respectively. The reimbursements represent the cost of on-site property management personnel incurred on behalf of the managed property. At December 31, 2004 and 2003, we had accounts receivable from the CalEPA building of $117,000 and $41,000, respectively.

We obtain insurance under a master insurance policy that includes all the properties in which we have an investment and for which we perform investment advisory or property management services. Property insurance premiums are allocated based on estimated insurable values. Liability insurance premiums are allocated based on relative square footage. The allocated expense to us for the period from October 13, 2004 through December 31, 2004 was $469,000, and the allocated expense to TPGI Predecessor for the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003 and 2002 was $922,000, $839,000, and $603,000, respectively, and is included in rental property operating and maintenance expense.

12. Commitments and Contingencies

We have been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

We sponsor a 401(k) plan for our employees. Our contribution was $12,000 for the period from October 13, 2004 through December 31, 2004. TPGI Predecessor’s contribution was $266,000, $186,000, and $135,000 for the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003, and 2002, respectively.

We are a tenant in City National Plaza through May 2009 and in One Commerce Square through December 2009. For the period from January 1, 2004 through May 31, 2004 (prior to consolidation), and the years ended December 31, 2003 and 2002, TPGI Predecessor incurred rent expense of $132,000, $101,000, and $101,000, respectively, to One Commerce Square. For the period from October 13, 2004 through December 31, 2004 we incurred rent expense of $48,000 to City National Plaza. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, we incurred rent expense $85,000 and $152,000, respectively, to City National Plaza. These expense amounts are included in rent—unconsolidated/uncombined real estate entities.

The minimum future rents payable under these non-cancelable operating leases in each of the next five years are as follows:

Year ending December 31,
2005	$127
2006	127
2007	127
2008	127
2009	53

$561

In connection with the ownership, operation and management of the real estate properties, we may be potentially liable for costs and damages related to environmental matters, including asbestos-containing materials. We have not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties, and we are not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on our assets or results of operations.

A mortgage loan, with an outstanding balance of $19,918,000 and $20,149,000 as of December 31, 2004 and 2003, respectively, secured by a first trust deed on 2121 Market Street is guaranteed by that partnership’s general partners, including the Operating Partnership, up to a maximum amount of $3,300,000. Also in connection with this mortgage loan to 2121 Market Street, the Operating Partnership has guaranteed the repayment of up to $3,500,000 of the loan. Upon the occurrence of certain events, such as adjustments to the tax credits or operating losses being sustained by Harris Building Associates, the master lessee of the 2121 Market Street property, the Operating Partnership may be required to make certain payments to the majority partner of Harris Building Associates.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

13. Quarterly Financial Information (Unaudited)

The tables below reflect the selected quarterly information for us and TPGI Predecessor for the years ended December 31, 2004 and 2003. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except for share and per share amounts).

	Period from October 13, 2004 through December 31, 2004 (1)		Period from October 1, 2004 through October 12, 2004	Three Months Ended
				September 30, 2004	June 30, 2004	March 31, 2004
Total revenue	$14,749		$1,963	$18,424	$12,107	$10,592
Operating (loss) income	(1,111)		(770)	948	(2,048)	(1,398)
(Loss) income before minority interests	(2,099)		(838)	446	(2,345)	(655)
Net loss	(581)		(830)	(773)	(2,748)	(655)
Net loss per share—basic and diluted	$(0.04	)(1)	—	—	—	—

Weighted-average shares outstanding—basic and diluted	14,290,097		—	—	—	—

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Total revenue	$11,021	$10,722	$13,683	$10,850
Operating (loss) income	(1,245)	(695)	1,045	(572)
(Loss) income before minority interests	(1,325)	(1,119)	589	(700)
Net (loss) income	(1,325)	(1,119)	589	(700)

(1)	Represents consolidated operating results and net loss per share—basic and diluted for Thomas Properties Group, Inc. for the period from October 13, 2004 to December 31, 2004. The operating results are not comparable to our future expected operating results since they include various expenses indirectly related to the Offering.

14. Subsequent Events

On March 2, 2005, our joint venture with CalSTRS completed the acquisition of four properties located in the western suburbs of Philadelphia. The purchase price of the properties was $136,000,000. The acquisition and closing costs were funded with $105,000,000 of first mortgage financing proceeds and $35,200,000 of equity provided by the joint venture, of which we provided $8,800,000 and CalSTRS provided $26,400,000. The mortgage consists of a $77,500,000 loan maturing on March 6, 2010, bearing interest at 5.31% per annum, and a $27,500,000 loan maturing on March 1, 2007, bearing interest at LIBOR plus 1.75% per annum. The $27,500,000 loan includes three one year extension options.

In March 2005, we declared a first quarter 2005 dividend of $0.06 per common share. The dividend will be paid on April 14, 2005 to shareholders of record as of March 31, 2005.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance For Doubtful Accounts
Balance, January 1, 2002	$200
Charges to expense	50

Balance, December 31, 2002	250
Charges to expense	99

Balance, December 31, 2003	349
Charges to expense	26

Balance, December 31, 2004	$375

SCHEDULE III—INVESTMENTS IN REAL ESTATE

(In thousands)

	One Commerce Square	Two Commerce Square	2101 Market Street	Four Points Centre	Campus El Segundo
Encumbrances, net	$85,359	$203,031	$3,500	$4,000	$—
Initial cost to the real estate entity that acquired the property:
Land	14,259	15,758	11,085	10,523	4,256
Buildings and improvements	87,653	147,951	—	—	—
Costs capitalized subsequent to construction/acquisition:
Land	—	—	843	4,158	—
Buildings and improvements	34,691	46,352	—	—	—
Total costs:
Land	14,259	15,758	11,928	14,681	4,256
Buildings and improvements	122,344	194,303	—	—	—
Accumulated depreciation and amortization	(22,635)	(72,409)	—	—	—
Date construction completed	1987	1992	N/A	N/A	N/A

Investments in real estate:

	2004		2003	2002
Balance, beginning of the year	$231,734		$230,081	$227,867
Additions during the year	160,064	(1)	1,653	2,214
Deductions during the year	(14,269	)(2)	—	—

Balance, end of the year	$377,529		$231,734	$230,081

Accumulated depreciation related to investments in real estate:

	2004		2003	2002
Balance, beginning of the year	$(66,998)		$(61,463)	$(55,861)
Additions during the year	(42,315	)(1)	(5,535)	(5,602)
Deductions during the year	14,269	(2)	—	—

Balance, end of the year	$(95,044)		$(66,998)	$(61,463)

(1)	The additions during 2004 include the effect of consolidating One Commerce Square.
(2)	Adjustment resulting from the application of SFAS 141 for our acquisition of the 50% interest in One Commerce Square owned by an unaffiliated third party.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $198.2 million as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

TPG/CalSTRS, LLC:

We have audited the accompanying consolidated balance sheets of TPG/CalSTRS, LLC (a Delaware limited liability company) (“TPG/CalSTRS”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, members’ equity and comprehensive loss and cash flows for the year ended December 31, 2004 and period from January 28, 2003 (commencement of operations) to December 31, 2003. These financial statements are the responsibility of TPG/CalSTRS’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. TPG/CalSTRS is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of TPG/CalSTRS’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TPG/CalSTRS as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and period from January 28, 2003 (commencement of operations) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 28, 2005

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands)

	2004	2003
ASSETS
Investments in real estate
Land and improvements	$31,880	$27,000
Buildings and improvements	288,978	242,775
Tenant improvements	28,691	15,435

	349,549	285,210
Less accumulated depreciation	(18,409)	(6,523)

	331,140	278,687
Cash and cash equivalents	1,615	3,602
Restricted cash	14,480	2,411
Accounts receivable, net of allowance for doubtful accounts of $10 and $0 as of 2004 and 2003, respectively	671	252
Deferred leasing costs, net of accumulated amortization of $1,851 and $293 as of 2004 and 2003, respectively	15,885	8,496
Deferred loan costs, net of accumulated amortization of $1,194 and $1,368 as of 2004 and 2003, respectively	3,959	124
Deferred rents	8,859	2,476
Prepaid expenses and other assets	2,825	764

Total assets	$379,434	$296,812

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loan	$200,000	$175,000
Other secured loans	46,338	—
Accounts payable and other liabilities	10,125	5,677
Due to affiliates	452	138
Purchase price allocation to below market lease agreements, net of accumulated amortization of $5,779 and $2,820 as of 2004 and 2003, respectively	8,994	11,953
Prepaid rent	839	2,019

Total liabilities	266,748	194,787
Minority interest	1,566	10,853
Members’ equity, including $376 accumulated other comprehensive loss in 2004	111,120	91,172

Total liabilities and members’ equity	$379,434	$296,812

See accompanying notes to consolidated financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2004 and Period from

January 28, 2003 (Commencement of Operations) to December 31, 2003

(In thousands)

	2004	2003
Revenues:
Rental	$33,026	$32,840
Tenant reimbursements	3,580	2,254
Parking	7,078	6,176
Interest income	114	56
Other	426	96

Total revenues	44,224	41,422

Expenses:
Operating	26,847	24,000
General and administrative	2,424	2,049
Parking	1,811	1,538
Depreciation	8,133	6,523
Amortization	549	293
Interest	10,731	7,568

Total expenses	50,495	41,971

Loss before minority interest	(6,271)	(549)
Minority interest	5,950	4,147

Net (loss) income	$(321)	$3,598

See accompanying notes to consolidated financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE LOSS

Year Ended December 31, 2004 and Period from

January 28, 2003 (Commencement of Operations) to December 31, 2003

(In thousands)

	CalSTRS	TPG	Total
Balance—January 28, 2003	$—	$—	$—
Contributions	83,697	4,405	88,102
Distributions	(502)	(26)	(528)
Net income (loss)	4,817	(1,219)	3,598

Balance—December 31, 2003	88,012	3,160	91,172

Contributions	41,588	32,898	74,486
Distributions	(52,786)	(1,055)	(53,841)

Net income (loss)	1,863	(2,184)	(321)
Other comprehensive loss	(342)	(34)	(376)

Comprehensive loss	1,521	(2,218)	(697)

Balance—December 31, 2004	$78,335	$32,785	$111,120

See accompanying notes to consolidated financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2004 and Period from

January 28, 2003 (Commencement of Operations) to December 31, 2003

(In thousands)

	2004	2003
Cash flows from operating activities:
Net (loss) income	$(321)	$3,598
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Minority interest	(5,950)	(4,147)
Depreciation and amortization	8,682	6,816
Below market lease amortization	(2,959)	(2,820)
Amortization of deferred financing costs	1,318	1,368
Deferred rent	(2,446)	(1,260)
Changes in assets and liabilities:
Accounts receivable	(356)	(252)
Prepaid expenses and other asset	(2,054)	(764)
Deferred lease costs	(6,296)	(4,881)
Accounts payable and other liabilities	4,663	4,600
Prepaid rent	(1,310)	2,019

Net cash (used in) provided by operating activities	(7,029)	4,277

Cash flows from investing activities:
Expenditures for real estate	(26,222)	(259,346)

Cash flows from financing activities:
Proceeds from secured notes	246,338	175,000
Payments on secured notes	(175,000)	—
Members’ contributions	34,702	88,102
Members’ distributions	(53,841)	(528)
Minority interest contributions	310	—
Minority interest distributions	(3,647)	—
Change in restricted cash	(12,069)	(2,411)
Payment of deferred loan costs	(5,529)	(1,492)

Net cash provided by financing activities	31,264	258,671

Net (decrease) increase in cash and cash equivalents	(1,987)	3,602
Cash and cash equivalents, beginning of period	3,602	—

Cash and cash equivalents, end of period	$1,615	$3,602

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,784	$6,200

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets by member	$39,784	$—

See accompanying notes to consolidated financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

Year Ended December 31, 2004 and Period from

January 28, 2003 (Commencement of Operations) to December 31, 2003

(Tabular amounts in thousands)

1. Organization

TPG/CalSTRS, LLC (“TPG/CalSTRS”) was formed on December 23, 2002 as a Delaware limited liability company for the purpose of investing in TPGA, LLC, a Delaware limited liability company, which invests in TPG Plaza Investments, LLC (“TPG Plaza”), a Delaware limited liability company. TPG Plaza was formed to acquire office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Core plus properties consist of under-performing properties that we believe can be brought to market potential through improved management. Value add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which can be positively impacted by introduction of new capital and/or management.

TPG/CalSTRS is the sole member of TPGA, LLC, which is the managing member of TPG Plaza, with an 85.4% ownership interest. As a result, TPG/CalSTRS’ financial statements are consolidated with the accounts of TPGA, LLC and TPG Plaza. The ownership interests of the other members of TPG Plaza are reflected in the accompanying balance sheets as minority interest.

The original members of TPG/CalSTRS were Thomas Properties Group, LLC, a Delaware limited liability company, with a 5% ownership interest and California State Teachers’ Retirement System (“CalSTRS”), with a 95% ownership interest.

On January 28, 2003, TPG Plaza purchased an office building complex located in Los Angeles, California, commonly known as City National Plaza (formerly ARCO Plaza). City National Plaza consists of approximately 2,649,000 net rentable square feet. On October 13, 2004, Thomas Properties Group, LLC contributed its interest in TPG/CalSTRS to Thomas Properties Group, L.P. (“TPG”), a Maryland limited partnership, in connection with the initial public offering of TPG’s sole general partner, Thomas Properties Group, Inc. CalSTRS contributed to TPG/CalSTRS its interest in office buildings located in Reston, Virginia, commonly known as Reflections I and Reflections II. In addition, TPG increased its ownership interest in TPG/CalSTRS from 5% to 25%. TPG acts as the managing member of TPG/CalSTRS.

Upon the earliest to occur of certain events or January 1, 2006, the minority members of TPG Plaza have the option to require TPG Plaza or TPGA, LLC to redeem or purchase, as applicable, their member interests for an amount equal to what would be payable to them upon liquidation of the assets of TPG Plaza at fair market value.

Upon the earlier to occur of certain events or January 1, 2006, either member of TPG/CalSTRS may trigger a buy-sell provision. Under this provision, the initiating party sets a price for its interest in TPG/CalSTRS, and the other party has a specified time to either elect to buy the initiating party’s interest, or sell its own interest to the initiating party. Under certain events, CalSTRS has a buy-out option to purchase TPG’s interest in TPG/CalSTRS. The buy-out price is generally based on a discounted appraised fair market value.

TPG is required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except that for Reflections I and Reflections II, which are 100% leased, TPG is required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period for these two properties.

Cash from operations is distributed and net income is allocated in accordance with the terms of the operating agreement, with TPG being allocated depreciation expense ahead of CalSTRS.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation—All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents—TPG/CalSTRS considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Real Estate—Real estate investments are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings	40 years
Building improvements	5 to 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases.

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets—TPG/CalSTRS assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate has occurred for the period presented.

Deferred Leasing and Loan Costs—Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method.

Purchase Accounting for Acquisition of Interests in Real Estate Entities—Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which TPG/CalSTRS acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2004, we had a net liability related to below market leases of $8,994,000.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by us and TPGI Predecessor because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

The table below presents the expected amortization related to the acquired below market leases at December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Amortization of below market leases	$2,095	$941	$941	$867	$816	$3,334	$8,994

Revenue Recognition—All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in deferred rents.

Tenant reimbursements for real estate taxes, common area maintenance and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other income in the accompanying consolidated statement of operations, are recognized when the related leases are canceled and TPG Plaza has no continuing obligation to provide services to such former tenants.

Interest income is recognized as earned.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Derivative Instruments and Hedging Activities—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by SFAS No. 149, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, TPG/CalSTRS records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. TPG/CalSTRS assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

The objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, TPG/CalSTRS primarily uses interest rate caps as part of its cash flow hedging strategy. Under SFAS No. 133, our interest rate caps qualify as cash flow hedges. No derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, TPG/CalSTRS does not use derivatives for trading or speculative purposes and currently have any derivatives that are not designated as hedges.

At December 31, 2004, derivatives with a fair value of $61,000 were included in deferred loan costs. The change in net unrealized loss of $376,000 in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statements of members’ equity and comprehensive loss.

Income Taxes—Income taxes are not recorded by TPG/CalSTRS. TPG/CalSTRS is not subject to federal or state income taxes, except certain California corporate franchise taxes. Income or loss is allocated to the members and included in their respective income tax returns.

Concentration of Credit Risk—Financial instruments that subject TPG/CalSTRS to credit risk consist primarily of accounts receivable.

At December 31, 2004 and 2003, TPG/CalSTRS had approximately 53 and 57 tenants, respectively. Three of the tenants accounted for approximately 56.4% and 60.6%, respectively, of rent and other property revenue of TPG/CalSTRS for the year ended December 31, 2004 and period from January 28, 2003 (commencement of operations) to December 31, 2003.

Expenses—Expenses include all costs incurred by TPG/CalSTRS in connection with the management, operation, maintenance and repair of the properties and are expensed as incurred.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

3. Mortgage and Other Secured Loans

On July 15, 2004, TPG Plaza refinanced the $175,000,000 mortgage loan with a $325,000,000 facility. The mortgage loan required monthly interest payments, calculated at the Eurodollar rate plus 2.1% per annum, through maturity on July 30, 2004. At December 31, 2003, the interest rate was 3.3% per annum.

The $325,000,000 facility includes a $200,000,000 senior loan (as to which TPG Plaza has purchased an interest rate cap agreement) and provides for additional mezzanine borrowings of up to $125,000,000 (as to which TPG Plaza is required to enter into interest rate cap agreements for each advance) to fund a majority of the project improvements, tenant improvements and leasing costs involved in the redevelopment of City National Plaza. The loan agreements require that all receipts collected from City National Plaza be deposited in a lockbox account under the control of the lender to fund reserves, debt service and operating expenditures. As of December 31, 2004, $21,338,000 of the mezzanine borrowings were outstanding. The loans mature on July 15, 2006, and may be extended for three one year periods if certain conditions exist and upon payment of a .125% extension fee for the second and third options. There is no extension fee for the first option. Interest on the senior and mezzanine loans is payable monthly at the one-month London interbank offered rate plus 1.8% and 4.5% per annum, respectively. The interest rate for the senior and mezzanine loans was 4.2% and 6.9%, respectively, as of December 31, 2004. The loans are subject to an exit fee equal to .25% and .5% of the senior loan amount and the aggregate borrowings of the mezzanine loan, respectively. The exit fee will be waived under certain circumstances. However, the exit fee is being amortized over the life of the facility, and for the year ended December 31, 2004, $259,000 is included in interest expense.

On August 26, 2004, TPG Plaza entered into a $25 million junior mezzanine loan for City National Plaza. The maturity date for the junior mezzanine loan is the same as for the senior mortgage and senior mezzanine facility, and also provides for interest rate protection, lock box, reserve and cash management terms. The loan may be extended for three one year periods if certain conditions exist and upon payment of a .25% extension fee for the second and third options. There is no extension fee for the first option. The junior mezzanine loan bears interest at the one-month London interbank offered rate plus 6.2% per annum. An interest rate cap agreement has been purchased for this loan. The interest rate for the junior mezzanine loan was 8.6% as of December 31, 2004.

As of December 31, 2004, Reflections I and Reflections II had no outstanding debt.

4. Related Party Transactions

Upon acquisition of City National Plaza in 2003, TPG/CalSTRS paid an affiliate of TPG an acquisition fee of $1,000,000, which has been capitalized to real estate.

TPG provides asset management services to TPG/CalSTRS. For the year ended December 31, 2004 and period from January 28, 2003 to December 31, 2003, TPG/CalSTRS incurred asset management fees of $1,240,000 and $1,002,000, respectively, to TPG, which are included in general and administrative expenses.

Pursuant to a management and leasing agreement, TPG performs property management and leasing services for TPG/CalSTRS. TPG is entitled to property management fees calculated based on 3% of gross property revenues, paid on a monthly basis. In addition, TPG is reimbursed for compensation paid to certain of its employees and direct out-of-pocket expenses. For the year ended December 31, 2004 and period from January 28, 2003 to December 31, 2003, TPG charged TPG/CalSTRS $1,153,000 and $1,144,000, respectively, for property management fees and $674,000 and $566,000, respectively, representing the cost of on-site property management personnel incurred on behalf of TPG/CalSTRS, which are included in operating expenses.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

For new leases entered into by TPG/CalSTRS, TPG is entitled to leasing commissions, calculated at 4% of base rent during years 1 through 10 of a lease and 3% of base rent thereafter, where TPG acts as the procuring broker, and 2% of lease rent during years 1 through 10 of a lease and 1.5% of base rent thereafter, where TPG acts as the co-operating broker. For lease renewals, where TPG is the procuring broker and there is no co-operating broker, TPG is entitled to leasing commissions, calculated at 4% of base rent. For lease renewals, where there is both a procuring and co-operating broker, if TPG is the procuring broker, it is entitled to receive 3% of base rents and if it’s the co-operating broker, it is entitled to receive 1.5% of base rents. Commissions are paid 50% at signing and 50% upon occupancy. The leasing commissions will be split on the customary basis between TPG and tenant representative when applicable. For the year ended December 31, 2004 and period from January 28, 2003 to December 31, 2003, TPG/CalSTRS incurred leasing commissions to TPG of $455,000 and $896,000, respectively, which are included in deferred leasing costs. At December 31, 2004 and 2003, $452,000 and $138,000, respectively, is payable to TPG pursuant to the management and leasing agreement.

The management and leasing agreement expires on January 27, 2006, and is automatically renewed for successive periods of one year each, unless TPG elects not to renew the agreement.

TPG acts as the development manager for the properties. TPG/CalSTRS pays TPG a fee based upon a market rate percentage of the total direct and indirect costs of the property, including the cost of all tenant improvements therein. For the year ended December 31, 2004 and period from January 28, 2003 to December 31, 2003, TPG/CalSTRS incurred development management fees of $342,000 and $51,000, respectively, to TPG, which have been capitalized to real estate.

TPG/CalSTRS obtains insurance as part of a master insurance policy that includes all the properties in which TPG and affiliated entities have an investment and for which they perform investment advisory or property management services. Property insurance premiums are allocated to TPG/CalSTRS based on estimated insurable values. Liability insurance premiums are allocated to TPG/CalSTRS based on relative square footage. The allocated premium for the year ended December 31, 2004 and period from January 28, 2003 to December 31, 2003 is $3,109,000 and $3,965,000, respectively, and is included in operating expenses.

TPG is a tenant in City National Plaza through May 2009. For the years ended December 31, 2004 and 2003, rental revenues for TPG were $159,000 and $160,000, respectively.

5. Minimum Future Lease Rentals

As of December 31, 2004, the minimum future cash rents receivable on non-cancelable leases in each of the next five years and thereafter are as follows:

Year ending December 31,
2005	$23,117
2006	21,271
2007	26,045
2008	25,581
2009	24,543
Thereafter	196,871

$317,428

The leases also require reimbursement of the tenant’s proportionate share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

6. Commitments and Contingencies

TPG/CalSTRS has been named as a defendant in a number of lawsuits in the ordinary course of business. TPG/CalSTRS believes that the ultimate settlement of these suits will not have a material adverse effect on its financial position and results of operations.

In connection with the ownership, operation and management of the real estate properties, TPG/CalSTRS may be potentially liable for costs and damages related to environmental matters, including asbestos-containing materials. TPG/CalSTRS has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties, and TPG/CalSTRS is not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on TPG/CalSTRS’ assets or results of operations.

7. Subsequent Events

On March 2, 2005, TPG/CalSTRS completed the acquisition of four properties located in the western suburbs of Philadelphia. The purchase price of the properties was $136,000,000. The acquisition and closing costs were funded with $105,000,000 of first mortgage financing proceeds and $35,200,000 of equity provided by TPG/CalSTRS, of which TPG provided $8,800,000 and CalSTRS provided $26,400,000. The mortgage consists of a $77,500,000 loan maturing on March 6, 2010, bearing interest at 5.31% per annum, and a $27,500,000 loan maturing on March 1, 2007, bearing interest at LIBOR plus 1.75% per annum. The $27,500,000 loan includes three one year extension options.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2005

THOMAS PROPERTIES GROUP, INC.

BY:	/s/ JAMES A. THOMAS
James A. Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on March 30, 2005.

Signature	Title

/s/ JAMES A. THOMAS James A. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director

/s/ EDWARD D. FOX Edward D. Fox	Director

/s/ WINSTON H. HICKOX Winston H. Hickox	Director

/s/ DANIEL NEIDICH Daniel Neidich	Director

/s/ RANDALL L. SCOTT Randall L. Scott	Executive Vice President and Director

/s/ JOHN R. SISCHO John R. Sischo	Executive Vice President and Director

/s/ DIANA M. LAING Diana M. Laing	Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT D. MORGAN Robert D. Morgan	Vice President (Principal Accounting Officer)