Form 10-Q
period 2005-03-31
THOMAS PROPERTIES GROUP INC
filed 2005-05-13
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2005
Common Stock, $.01 par value per share	14,342,841

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments in real estate:
Land and improvements	$61,029	$60,882
Buildings and improvements	252,688	252,009
Tenant improvements	65,281	64,638

	378,998	377,529
Less accumulated depreciation	(97,338)	(95,044)

	281,660	282,485
Investments in unconsolidated real estate entities	43,247	31,624
Cash and cash equivalents	54,547	56,506
Restricted cash	9,442	12,949
Short-term investments	—	14,000
Rents and other receivables, net	2,749	2,731
Receivables—unconsolidated real estate entities	2,388	381
Deferred rents	27,277	28,453
Deferred leasing and loan costs, net	16,286	16,871
Deferred tax asset	40,663	40,138
Other assets, net	9,779	5,464

Total assets	$488,038	$491,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$204,718	$206,373
Other secured loans	89,560	89,517
Accounts payable and other liabilities, net	8,960	9,177
Dividends and distributions payable	1,904	—
Due to affiliate	343	1,852
Prepaid rent	2,773	841

Total liabilities	308,258	307,760

Minority interests:
Unitholders in the Operating Partnership	73,972	76,458
Minority interests in consolidated real estate entities	1,451	1,451

Total minority interests	75,423	77,909

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,342,481 shares issued and outstanding as of March 31, 2005 and December 31, 2004	143	143
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of March 31, 2005 and December 31, 2004	167	167
Additional paid-in capital	106,673	106,673
Deficit and dividends	(2,217)	(581)
Unearned compensation, net	(409)	(469)

Total stockholders’ equity	104,357	105,933

Total liabilities and stockholders’ equity	$488,038	$491,602

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND THOMAS PROPERTIES GROUP, INC.

PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	The Company	TPGI Predecessor
	Three Months Ended March 31,
	2005	2004
Revenues:
Rental	$8,280	$5,051
Tenant reimbursements	4,914	2,591
Parking and other	1,443	496
Investment advisory, management, leasing, and development services	1,369	1,465
Investment advisory, management, leasing and development services—unconsolidated/uncombined real estate entities	1,627	989

Total revenues	17,633	10,592

Expenses:
Rental property operating and maintenance	3,953	1,879
Real estate taxes	1,581	816
Investment advisory, management, leasing, and development services	2,104	2,535
Rent—unconsolidated/uncombined real estate entities	58	71
Interest	6,312	5,288
Depreciation and amortization	3,317	1,401
General and administrative	2,209	—

Total expenses	19,534	11,990

Loss before gain on sale of real estate, interest income, equity in net loss of unconsolidated/uncombined real estate entities, and minority interests	(1,901)	(1,398)
Gain on sale of real estate	—	975
Interest income	417	—
Equity in net loss of unconsolidated/uncombined real estate entities	(1,328)	(232)
Minority interests—unitholders in the Operating Partnership	1,511	—
Minority interests in consolidated real estate entities	—	—

Loss before benefit for income taxes	(1,301)	(655)
Benefit for income taxes	525	—

Net loss	$(776)	$(655)

Loss per share—basic and diluted	$(0.05)
Weighted average common shares outstanding—basic and diluted	14,295,236

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND THOMAS PROPERTIES GROUP, INC.

PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	The Company	TPGI Predecessor
	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(776)	$(655)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate	—	(975)
Equity in net loss of unconsolidated/uncombined real estate entities	1,328	232
Deferred rents	1,176	1,444
Depreciation and amortization expense	3,317	1,401
Bad debt expense	—	10
Amortization of loan costs	175	59
Amortization of loan premium	(111)	—
Amortization of above and below market leases, net	(109)	—
Vesting of stock options and restricted stock	132	—
Minority interests	(1,511)	—
Changes in assets and liabilities:
Rents and other receivables	(18)	(814)
Receivables—unconsolidated/uncombined real estate entities	(2,007)	(537)
Deferred leasing and loan costs	(94)	(332)
Deferred tax asset	(525)	—
Other assets	(4,315)	(7,534)
Deferred interest payable	652	847
Accounts payable and other liabilities	(111)	2,273
Due to affiliate	(1,509)	—
Prepaid rent	1,932	(257)

Net cash used in operating activities	(2,374)	(4,838)

Cash flows from investing activities:
Expenditures for improvements to real estate	(1,988)	(428)
Proceeds from sale of real estate	—	3,321
Purchases of real estate and additional interests in unconsolidated/uncombined real estate entities	(8,800)	—
Distributions received from unconsolidated/uncombined real estate entities	179	140
Contributions to unconsolidated/uncombined real estate entities	(4,330)	(27)
Change in short-term investments	14,000	—
Change in restricted cash	3,507	1,945

Net cash provided by investing activities	2,568	4,951

Cash flows from financing activities:
Distributions to owners of TPGI Predecessor	—	(192)
Principal payments on notes payable	(2,153)	(3,073)

Net cash used in financing activities	(2,153)	(3,265)

Net decrease in cash and cash equivalents	(1,959)	(3,152)
Cash and cash equivalents at beginning of period	56,506	3,590

Cash and cash equivalents at end of period	$54,547	$438

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $293 and $60 for the three months ended March 31, 2005 and 2004, respectively	$5,842	$4,398
Supplemental disclosure of non cash investing and financing activities:
Accrual for dividends and distributions declared	$1,904	$—

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

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

We were formed to succeed to certain businesses of the Thomas Properties predecessor, Thomas Properties Group, Inc. Predecessor, also referred to herein as “TPGI Predecessor”, which was not a legal entity but rather a combination of real estate entities and operations, and was engaged in the business of owning, managing, leasing, acquiring and developing real estate, consisting primarily of office properties and related parking garages, located in Southern California, Sacramento, California, Philadelphia, Pennsylvania, Northern Virginia and Austin, Texas. The ultimate owners of TPGI Predecessor were Mr. James A. Thomas, our chairman, Chief Executive Officer, and President and certain others who had minor ownership interests.

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

Our operations are carried on through the Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of March 31, 2005, we held a 46.3% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

As of March 31, 2005, we were invested in the following real estate entities:

Entity	Type; Planned Development	Location
Consolidated entities:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)

Two Commerce Square	High-rise office	PCBD

2101 Market Street	Undeveloped land; Residential/Office/Retail	PCBD

Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas

Campus El Segundo	Contract to purchase undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California

Reflections I	Suburban office – single tenancy	Reston, Virginia

Reflections II	Suburban office – single tenancy	Reston, Virginia

Four Falls Corporate Center	Suburban office	Suburban Philadelphia, Pennsylvania

Oak Hill Plaza	Suburban office	Suburban Philadelphia, Pennsylvania

Walnut Hill Plaza	Suburban office	Suburban Philadelphia, Pennsylvania

Valley Square Office Park	Suburban office	Suburban Philadelphia, Pennsylvania

2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

interests contributed to the Operating Partnership by Mr. Thomas and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at TPGI Predecessor’s historical cost basis, except for the minority owners’ share. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred as though the entities had been combined at either the beginning of the period or inception. Prior to the Offering, Thomas Properties Group, Inc. and the Operating Partnership had no operations; therefore, the combined operations for periods prior to October 13, 2004 represent primarily the operations of TPGI Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed.

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

The interests in One Commerce Square (beginning June 1, 2004), Two Commerce Square (beginning October 13, 2004), and Campus El Segundo (for all periods presented), not owned by us or TPGI Predecessor are reflected as minority interest. For periods subsequent to October 13, 2004, no losses of One Commerce Square or Two Commerce Square have been allocated to the minority partner, as no further contributions are required from the minority partner. At March 31, 2005 and December 31, 2004, Mr. Thomas owns an 11% ownership interest in each of One Commerce Square and Two Commerce Square, and an unrelated party owns a 29% ownership interest in Campus El Segundo.

Loss per share

Loss per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that have been granted, all using the treasury stock method, are not dilutive for the three months ended March 31, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Interim Financial Data

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

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

3. Uncombined Real Estate Entities

The unconsolidated/uncombined real estate entities include the entities that own One Commerce Square (through May 31, 2004, as this entity was considered to be a variable interest entity on June 1, 2004), 2121 Market Street, Harris Building Associates, and TPG/CalSTRS, LLC, a joint venture with the California State Teachers Retirement System (“CalSTRS”). TPG/CalSTRS, LLC owns the following properties:

City National Plaza, including the off-site garage, which serves City National Plaza, known as J-2,

        (purchased January 28, 2003)

Reflections I (purchased October 13, 2004)

Reflections II (purchased October 13, 2004)

Four Falls Corporate Center (purchased March 2, 2005)

Oak Hill Plaza (purchased March 2, 2005)

Walnut Hill Plaza (purchased March 2, 2005)

Valley Square Office Park (purchased March 2, 2005)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocation, as of May 31, 2004 for One Commerce Square (after which date this entity was combined or consolidated) and as of March 31, 2005 for all other entities:

One Commerce Square	50.0	%(1)
2121 Market Street	50.0%
Harris Building Associates	0.1	%(2)
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(3)
Reflections I	25.0	%(4)
Reflections II	25.0	%(4)
Four Falls Corporate Center	25.0	%(4)
Oak Hill Plaza	25.0	%(4)
Walnut Hill Plaza	25.0	%(4)
Valley Square Office Park	25.0	%(4)

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

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

On October 13, 2004, at the consummation of the Offering, we acquired the 50% ownership interest from the unaffiliated third party, and TPGI Predecessor contributed a 39% ownership interest in the property to us, resulting in an 89% ownership interest, and we have consolidated the accounts of that property.

(2)	The partnership that owns 2121 Market Street entered into a master lease with Harris Building Associates for the property designed to allow a third party investor to take advantage of the historic tax credits for the property. The Operating Partnership and an unrelated party each hold a 0.05% general partnership interest in Harris Building Associates. The 99.9% limited partner of Harris Building Associates contributed $3.5 million and no further contributions are required. In addition, this partner is entitled to various distributions, fees, and priority returns. During 2004, the accumulated losses and distributions for this limited partner equaled their contribution amount and priority return. As such, net income/loss is allocated equally to the general partners, resulting in an allocation of 50% net income/loss to us.

(3)	On October 13, 2004, at the consummation of the Offering, we increased our ownership interest in the property from 4.3% to 21.3%.

In accordance with the limited liability agreement, the minority owner of City National Plaza and the Operating Partnership are initially allocated depreciation expense of City National Plaza ahead of CalSTRS. This resulted in the allocation to us of 22.5% of City National Plaza’s depreciation expense and 4.3% of City National Plaza’s net income/loss (excluding depreciation expense) for periods prior to October 12, 2004, and an allocation of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income/loss (excluding depreciation expense) for periods subsequent to October 13, 2004.

(4)	In accordance with the limited liability agreement, the Operating Partnership is initially allocated depreciation expense of the properties ahead of CalSTRS. This resulted in the allocation to us of 100% of depreciation expense and 25% of net income (excluding depreciation expense) of the properties.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

Investments in unconsolidated real estate entities as of March 31, 2005 are as follows:

	March 31, 2005	December 31, 2004
2121 Market Street and Harris Building Associates	$(688)	$(932)
TPG/CalSTRS, LLC:
City National Plaza	22,735	20,832
Reflections I	7,512	7,492
Reflections II	4,227	4,232
Four Falls Corporate Center	3,918	—
Oak Hill Plaza	1,768	—
Walnut Hill Plaza	1,632	—
Valley Square Office Park	2,143	—

	$43,247	$31,624

The following is a summary of the investments in unconsolidated real estate entities for the three months ended March 31, 2005:

Investment balance, December 31, 2004	$31,624
Contributions, including $8,800 for acquisition of new properties	13,130
Equity in net loss of unconsolidated real estate entities	(1,328)
Distributions	(179)

Investment balance, March 31, 2005	$43,247

TPG/CalSTRS, LLC, was formed in December 2002 to acquire office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Core plus properties consist of under-performing properties that we believe can be brought to market potential through improved management. Value-add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which we believe can be positively impacted by introduction of new capital and/or management. Under the joint venture agreement, we have an exclusive obligation until the earlier of May 1, 2007 and the date CalSTRS has contributed its full capital commitment to the joint venture to first present all acquisition opportunities involving core plus and value-add properties to the joint venture before we may pursue them individually or in a joint venture with other parties. We are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except that for Reflections I and II, which are 100% leased, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period.

As of March 31, 2005, the unfunded capital commitments of CalSTRS and the Company were $130,260,000 and $46,390,000, respectively.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. Upon the earlier to occur of certain events or January 1, 2006, the minority owners of City National Plaza have the option to require the joint venture to purchase its interest for an amount equal to what would be payable to them upon liquidation of the assets at fair market value.

Following is summarized financial information for the unconsolidated/uncombined real estate entities as of March 31, 2005 and December 31, 2004 and the three months ended March 31, 2005 and 2004:

Summarized Balance Sheets

	March 31, 2005	December 31, 2004
ASSETS
Investments in real estate	$472,566	$351,157
Receivables including deferred rents	16,262	14,397
Other assets	114,074	39,142

Total assets	$602,902	$404,696

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$425,786	$266,256
Other liabilities	28,544	27,718

Total liabilities	454,330	293,974

Minority interest	(220)	1,566

Owners’ equity:
Thomas Properties, including $8 and $(34) of other comprehensive gain (loss) in 2005 and 2004, respectively	43,160	31,728
Other owners, including $23 and $(342) of other comprehensive gain (loss) in 2005 and 2004, respectively	105,632	77,428

Total owners’ equity	148,792	109,156

Total liabilities and owners’ equity	$602,902	$404,696

Summarized Statements of Operations

	2005	2004
Revenues	$13,965	$18,323

Expenses:
Operating and other expenses	9,843	10,836
Interest expense	4,558	3,599
Depreciation and amortization	4,089	3,395

Total expenses	18,490	17,830

Net (loss) income	$(4,525)	$493

Thomas Properties / TPGI Predecessor’s share of net loss	$(1,470)	$(324)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

Included in the preceding summarized balance sheets as of March 31, 2005 and December 31, 2004, are the following balance sheets of TPG/CalSTRS, LLC:

	March 31, 2005	December 31, 2004
Investments in real estate	$452,854	$331,140
Receivables including deferred rents	13,621	9,530
Other assets	111,825	38,764

Total assets	$578,300	379,434

Mortgage and other secured loans	$405,932	246,338
Other liabilities	22,639	20,410

Total liabilities	428,571	266,748

Minority interest	(220)	1,566

Owners’ equity:
Thomas Properties, including $8 and $(34) of other comprehensive gain (loss) in 2005 and 2004, respectively	43,804	32,785
Other owners, including $23 and $(342) of other comprehensive gain (loss) in 2005 and 2004, respectively	106,145	78,335

Total owners’ equity	149,949	111,120

Total liabilities and owners’ equity	$578,300	$379,434

Following is summarized financial information by real estate entity for the three months ended March 31, 2005 and 2004:

	Three months ended March 31, 2005
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Total
Revenues	$1,298	$12,667	$13,965

Expenses:
Operating and other	931	8,912	9,843
Interest	301	4,257	4,558
Depreciation and amortization	284	3,805	4,089

Total expenses	1,516	16,974	18,490

Net loss	$(218)	$(4,307)	$(4,525)

Thomas Properties’ share of net loss	$(58)	$(1,412)	$(1,470)

Intercompany eliminations and other adjustments			142

Equity in net loss of unconsolidated real estate entities			$(1,328)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

	Three months ended March 31, 2004
	One Commerce Square	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Total
Revenues	$5,810	$1,246	$11,267	$18,323

Expenses:
Operating and other	2,687	817	7,332	10,836
Interest	1,421	309	1,869	3,599
Depreciation and amortization	1,201	282	1,912	3,395

Total expenses	5,309	1,408	11,113	17,830

Net income (loss)	$501	$(162)	$154	$493

TPGI Predecessor’s share of net income (loss)	$32	$(31)	$(325)	$(324)

Intercompany eliminations				92

Equity in net loss of uncombined real estate entities				$(232)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Our share of owners’ equity recorded by unconsolidated real estate entities	$43,160	$31,728
Intercompany eliminations and other adjustments	87	(104)

Investments in unconsolidated real estate entities	$43,247	$31,624

4. Debt

A summary of the outstanding debt as of March 31, 2005 is as follows:

	Interest rate	Outstanding debt	Maturity date
One Commerce Square:
Mortgage loan (1)	7.0%	$73,161	4/11/28
Mezzanine loan (2)	17.5	10,354	3/16/11
Two Commerce Square:
Mortgage loan (3)	6.3	124,057	5/09/13
Senior mezzanine loan (4) (5)	17.2	45,686	1/09/10
Junior A mezzanine loan (4) (6)	15.0	3,796	1/09/10
Junior B mezzanine loan (4) (7)	9.2	28,277	1/09/10
Four Points Centre mortgage loan (8)	Prime Rate	4,000	8/28/05
2101 Market Street mortgage loan (9)	Prime Rate or LIBOR + 2.5%	3,500	9/6/05

Total principal outstanding		292,831
Loan premium (10)		1,447

Total debt		$294,278

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

(1)	The mortgage loan is prepayable without penalty after March 11, 2008, at which date the outstanding principal amount of this debt will be approximately $68.9 million. The interest rate will increase by 2.0% on April 11, 2008, which additional amount may be deferred until maturity. Any deferred amounts are added to the principal balance of the loan and accrue interest at 9.0%. Provided there is no deferred interest, the loan balance will be fully amortized on April 11, 2028, the maturity date of the loan.

(2)	Interest at a rate of 10% per annum is payable currently. Interest of 7.5% per annum may be deferred until cash is available for payment. Deferred amounts accrue interest at 17.5% per annum. The loan is subject to yield maintenance payments for any prepayments prior to March 16, 2005. The loan is secured by our ownership interest in the real estate entities that own One Commerce Square.

(3)	The mortgage loan may be defeased after October 2005, and may be prepaid after February 2013.

(4)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.

(5)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of March 31, 2005 was 17.2% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(7)	The repayment of the mezzanine loan is in the form of a minority participation in net equity according to a formula. To the extent the net equity in the property is below the thresholds of the formula, the $24.5 million in principal and accumulated deferred interest of $3.2 million will be forgiven by the lender. Under certain conditions, the lender has a right to extend the maturity date of this loan to July 2011, an additional 18 months. The loan may not be prepaid. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(8)	The prime rate as of March 31, 2005 was 5.75% per annum.

(9)	The loan agreement provides that the interest rate will be the lender’s prime rate or at our option, LIBOR plus 2.5% per annum. As of March 31, 2005, the interest rate was 5.75% per annum.

(10)	In connection with the acquisition of a 50% third-party interest in One Commerce Square, a premium was recorded to mark 50% of the assumed mortgage loan to market value.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

5. Loss per Share

The following is a summary of the elements used in calculating basic and diluted loss per share for the three months ended March 31, 2005 (in thousands except share and per share amounts):

Net loss attributable to common shares	$(776)

Weighted average common shares outstanding—basic	14,295,236
Potentially dilutive common shares(1):
Stock options	—
Unvested restricted stock	—

Adjusted weighted average common shares outstanding—diluted	14,295,236

Net loss per share—basic and diluted	$(0.05)

(1)	For the three months ended March 31, 2005, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

6. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership (“LP Agreement”). As of March 31, 2005, we held a 46.3% capital interest in the Operating Partnership. For the three months ended March 31, 2005, we were allocated 46.3% of the losses from the Operating Partnership.

Our effective tax rate is 40.3% for the three months ended March 31, 2005. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to state taxes, net of federal tax benefit.

The benefit from income tax is based on reported loss before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

The deferred tax asset resulted primarily from the difference between the financial statement basis, which is at carryover basis, and the tax basis, which represents the amount paid by the stockholders at fair value.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Tabular amounts in thousands)

7. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at March 31, 2005 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of March 31, 2005, the fair value of our mortgage and other secured loans aggregates $274,110,000, compared to the aggregated carrying value of $294,278,000.

8. Subsequent Events

On April 1, 2005, we purchased the Two Commerce Square Junior B mezzanine loan from the lender for $2,500,000, which will result in a gain.

On April 11, 2005, we repaid the outstanding principal of the One Commerce Square mezzanine loan in the amount of $9,250,000 and the portion of accrued interest on the original principal balance for the period from March 11, 2005 to April 11, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of our Offering, the formation transactions and certain other transactions. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in our Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2004, entitled “Risk Factors.”

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 46.3% and have control over the major decisions of the Operating Partnership.

During the period from our formation until we commenced operations upon consummation of our Offering on October 13, 2004, we did not have any material corporate activity. Because we believe that a discussion of the results of our company prior to the consummation of our Offering would not be meaningful, we have set forth below a discussion of our results of operations for the three months ended March 31, 2005 and TPGI Predecessor’s historical results of operations for the three months ended March 31, 2004.

Results of Operations

The results of operations reflect the consolidation/combination of the affiliates that own One Commerce Square (beginning June 1, 2004), Two Commerce Square, 2101 Market Street, Four Points Centre, Campus El

Segundo and our investment advisory, property management, leasing and real estate development operations. One Commerce Square (through May 31, 2004), 2121 Market Street (for all periods presented), City National Plaza (for all periods presented), Reflections I and II (as of October 13, 2004, the date of acquisition), and Four Falls Corporate Center, Oak Hill Plaza, Walnut Hill Plaza, and Valley Square Office Park (as of March 2, 2005, the date of acquisition) are accounted for using the equity method of accounting.

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004

Total Revenues. Total revenues increased by $7.5 million, or 70.4%, to $18.1 million for the three months ended March 31, 2005 compared to $10.6 million for the three months ended March 31, 2004. The significant components of revenue are discussed below.

Rental revenues. Rental revenue increased by $3.2 million, or 63.9%, to $8.3 million for the three months ended March 31, 2005 compared to $5.1 million for the three months ended March 31, 2004. This increase is primarily a result of the inclusion of $3.1 million in revenue for the three months ended March 31, 2005 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Tenant reimbursements. Revenues from tenant reimbursements increased by $2.3 million, or 89.7%, to $4.9 million for the three months ended March 31, 2005 compared to $2.6 million for the three months ended March 31, 2004. This increase was primarily a result of the inclusion of $2.4 million of tenant reimbursements for the three months ended March 31, 2005 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Parking and other revenues. Revenues from parking and other increased by $947,000, or 190.9%, to $1.4 million for the three months ended March 31, 2005 compared to $496,000 for the three months ended March 31, 2004, primarily as a result of the inclusion of $465,000 in parking and other revenue for the three months ended March 31, 2005 due to the combination of the operating results of One Commerce Square as of June 1, 2004, and a lease termination fee of $434,000 for a tenant in One Commerce Square in 2005.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $96,000, or 6.6%, to $1.4 million for the three months ended March 31, 2005 compared to $1.5 million for the three months ended March 31, 2004, primarily as a result of decreased leasing commissions of $81,000 related to unaffiliated properties.

Investment advisory, management, leasing and development services revenues – unconsolidated/uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services for unconsolidated/uncombined real estate entities increased by $638,000, or 64.5%, to $1.6 million for the three months ended March 31, 2005 compared to $989,000 for the three months ended March 31, 2004. This increase was primarily a result of fee income related to the acquisition of four properties in suburban Philadelphia by our joint venture with CalSTRS in March 2005. We earned a one time acquisition fee of $663,000, and investment advisory and management fees during the first quarter of 2005 of $66,000 relating to these four properties. In addition, in October 2004, we increased our ownership interest in City National Plaza from 4.3% to 21.3%, which had the effect of reducing the investment advisory, management, leasing and development services revenue recognized by us due to elimination of intercompany revenues. Investment advisory and management fees related to City National Plaza decreased $120,000 during the three months ended March 31, 2005, and was offset by an increase in development services of $120,000. In addition, the increase was offset by a decrease of $141,000 in investment advisory, management and leasing services and reimbursed compensation costs related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Total Expenses

Total Expenses. Total expenses increased by $7.5 million, or 62.9%, to $19.5 million for the three months ended March 31, 2005 compared to $12.0 million for the three months ended March 31, 2004. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $2.1 million, or 110.4%, to $4.0 million for the three months ended March 31, 2005 as compared to $1.9 million for the three months ended March 31, 2004, primarily due to the combination of the operating results of One Commerce Square as of June 1, 2004, which represented expenses of $2.2 million.

Real estate taxes. Real estate tax expense increased by $765,000, or 93.8%, to $1.6 million for the three months ended March 31, 2005 compared to $816,000 for the three months ended March 31, 2004. This increase is primarily a result of the inclusion of $746,000 in real estate taxes for the three months ended March 31, 2005 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased $431,000 or 17.0%, to $2.1 million for the three months ended March 31, 2005 compared to $2.5 million for the three months ended March 31, 2004. This decrease was primarily the result of how employment related costs and overhead costs were classified by TPGI Predecessor, versus how these costs were classified between this expense caption and the general and administrative expense caption under our existing corporate structure.

Interest expense. Interest expense increased by $1.0 million or 19.4% to $6.3 million for the three months ended March 31, 2005 compared to $5.3 million for the three months ended March 31, 2004. This increase is primarily the result of the inclusion of $1.3 million in interest expense for the three months ended March 31, 2005 related to the One Commerce Square mortgage loan, with no corresponding expense in the first quarter of 2004. This increase was offset by capitalized interest of $293,000 related to the Four Points Centre development property in 2005, and a decrease in interest expense of $206,000 relating to debt obligations of Two Commerce Square for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to an amortizing loan balance.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.9 million, or 136.8%, to $3.3 million for the three months ended March 31, 2005 compared to $1.4 million for the three months ended March 31, 2004. This increase was primarily the result of the inclusion of $1.9 million of depreciation and amortization expense for the three months ended March 31, 2005 resulting from the combination of One Commerce Square effective June 1, 2004.

General and administrative. General and administrative expense was $2.2 million for the three months ended March 31, 2005, which represents the incremental salaries and employment related costs and incremental overhead of becoming a public company on October 13, 2004.

Gain on sale of real estate. Gain on sale of real estate was $975,000 for the three months ended March 31, 2004 due to the sale of a parcel of development property at our Four Points Centre project in Austin, Texas, which was sold to an unaffiliated third party. There were no land sales for the three months ended March 31, 2005.

Interest income. Interest income was $417,000 for the three months ended March 31, 2005 primarily due to interest income earned from the remaining cash from the Offering.

Equity in net loss of unconsolidated/uncombined real estate entities. Equity in net loss of unconsolidated/uncombined real estate entities increased by $1.1 million to a net loss of $1.3 million for the three months ended March 31, 2005 compared to a net loss of $232,000 for the three months ended March 31, 2004. Set forth below is a summary of the unconsolidated/uncombined condensed financial information for the unconsolidated/ uncombined real estate entities, consisting of One Commerce Square (for the three months ended March 31, 2004 only), 2121 Market Street (for all periods presented), City National Plaza (for all periods presented), Reflections I and II (for the three months ended March 31, 2005 only), and Four Falls Corporate Center, Oak Hill Plaza, Walnut Hill Plaza, and Valley Square Office Park (as of March 2, 2005, the date of acquisition) and our share of net loss and equity in net loss for the three months ended March 31, 2005 and 2004 (in thousands):

	The Company 2005	TPGI Predecessor 2004
Revenue	$13,965	$18,323
Operating and other expenses	(9,843)	(10,836)
Interest expense	(4,558)	(3,599)
Depreciation and amortization	(4,089)	(3,395)

Net loss	$(4,525)	$493

Thomas Properties’ and TPGI Predecessor’s share of net loss	$(1,470)	$(324)
Intercompany eliminations	142	92

Equity in net loss of unconsolidated/uncombined real estate entities	$(1,328)	$(232)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated/uncombined real estate entities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 decreased primarily due to the combination of One Commerce Square effective June 1, 2004. As a result, there was a full three months of revenue and expenses in the three months ended March 31, 2004 for this property, with no corresponding revenue and expenses in the three months ended March 31, 2005. This decrease was offset by the acquisition of our interests in Reflections I and Reflections II on October 12, 2004 and the four properties in suburban Philadelphia on March 2, 2005.

Aggregate interest expense increased by $959,000, or 26.7%, to $4.6 million for the three months ended March 31, 2005 compared to $3.6 million for the three months ended March 31, 2004 primarily as a result of an increase in interest expense of $1.9 million relating to the refinancing of the City National Plaza acquisition loan and interest expense of $512,000 relating to the debt obligations of the four properties in suburban Philadelphia, offset by three months of interest expense in 2004 of $1.4 million relating to One Commerce Square.

Aggregate depreciation and amortization expense increased by $694,000, or 20.4%, to $4.1 million for the three months ended March 31, 2005 compared to $3.4 million for the three months ended March 31, 2004 primarily as a result of additional depreciation and amortization expense of $1.4 million due to the acquisition of our interests in Reflections I and Reflections II on October 12, 2004 and the four properties in suburban Philadelphia on March 2, 2005, and an increase in depreciation and amortization expense in 2004 relating to City National Plaza, offset by three months of depreciation and amortization expense in 2004 of $1.2 million relating to One Commerce Square.

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

In March 2005, our joint venture with CalSTRS acquired four properties in suburban Philadelphia for $136.0 million, of which we provided $8.8 million, and obtained financing of $33.2 million relating to the

Reflections I and Reflections II properties, of which $8.3 million was distributed to us in April 2005. In addition, in April 2005, we repaid $9.4 million on the One Commerce Square mezzanine loan, including deferred interest.

We intend to use the remaining net proceeds of the Offering to fund development costs associated with our development properties, and towards our co-investment obligation to our joint venture with CalSTRS or other future property acquisitions.

Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months though working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, the issuance of common units of our Operating Partnership, and the potential issuance of additional debt or equity securities. We do not currently anticipate issuing any additional equity securities either of our company or our Operating Partnership other than pursuant to our equity incentive plan. We also do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of equity securities, as market conditions permit.

As of March 31, 2005, we have an unfunded capital commitment to our joint venture with CalSTRS of $46.4 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

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

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenses for leasing commissions and tenant improvement costs on an annual basis. The level of these expenses varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenses of approximately $8.3 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the remainder of 2005. We do not anticipate incurring significant expenses for leasing costs, tenant improvements and capital improvements for the other properties.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

The following table provides information for our company with respect to the maturities and scheduled repayments of secured debt (which reflects the entire principal amount of our fixed and variable rate debt) and scheduled interest payments of fixed and variable rate debt as of March 31, 2005 (in thousands). The following table also provides information with respect to capital expenditure commitments as of March 31, 2005 as well as future minimum lease payments on our long-term operating lease for our corporate offices at City National Plaza. The table does not reflect available maturity extension options.

Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $2.6 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, we have an unfunded capital commitment of $46.4 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both us and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund approximately $35.0 million during 2005, and the remainder in 2006. Additionally, we entered into a joint venture agreement with Weingarten Realty Investors during 2004. Pursuant to this joint venture agreement, we will contribute initial capital of $125,000 in 2005, which has been included in the capital commitments below:

	Payments Due by Period
	Through remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Principal Payments—Secured Debt	$13,923	$9,369	$10,361	$4,763	$2,192	$252,223	$292,831
Interest Payments—Fixed Rate Debt	15,951	20,461	19,574	18,931	18,580	90,018	183,515
Interest Payments—Variable Rate Debt	180	—	—	—	—	—	180
Capital Commitments	36,602	11,601	970	—	—	—	49,173
Operating Lease	95	127	127	127	53	—	529

Total	$66,751	$41,558	$31,032	$23,821	$20,825	$342,241	$526,228

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

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of March 31, 2005, our company had investments in entities owning eight unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties with outstanding debt as of March 31, 2005 (in thousands):

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.75%		$200,000	7/11/06
Senior mezzanine loan (2)	LIBOR + 4.50		36,582	7/11/06
Junior mezzanine loan	LIBOR + 6.15		25,000	7/11/06
2121 Market Street	6.1		19,854	8/1/33	(3)
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (4)	LIBOR + 3.25	(5)	1,600	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (4)	LIBOR + 3.25	(5)	2,200	3/6/10
Valley Square Office Park
Note A (4)	LIBOR + 1.75	(5)	27,500	3/1/07
Note B (4)	LIBOR + 3.25	(5)	2,400	3/1/07
Reflections I	5.23		23,400	4/1/15
Reflections II	5.22		9,750	4/1/15

			$425,786

(1)	We have purchased interest rate cap agreements for the outstanding City National Plaza loans. We are also required to purchase interest rate cap agreements for each future advance under the $125 million senior mezzanine loan.

(2)	The mortgage and senior mezzanine loans are subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, however, under certain circumstances the exit fees shall be waived.

(3)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

(4)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees shall be waived.

(5)	The loan bears interest at the greater of the one month LIBOR or 2.25%, plus the applicable margin. As of March 31, 2005, the one month LIBOR exceeds 2.25%.

Cash Flows

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004

Cash and cash equivalents were $54.5 million as of March 31, 2005 and $438,000 as of March 31, 2004.

Net cash used in operating activities decreased by $2.4 million to $2.4 million for the three months ended March 31, 2005 compared to $4.8 million for the three months ended March 31, 2004. The decrease was primarily a result of an increase in non-cash items, including an increase in depreciation and amortization expense of $1.9 million resulting from the combination of One Commerce Square effective June 1, 2004, an increase of $1.1 million in equity in net loss of unconsolidated/uncombined real estate entities and a decrease in gain on sale of real estate of $975,000. These increases were offset by an increase in minority interest loss of $1.5 million. Further, net cash used in operations decreased due to a $3.2 million decrease in other assets, primarily as a result of a $3.0 million deposit in connection with the acquisition of the 50% interest in One Commerce Square in 2004 and costs incurred related to the Offering, and a $2.2 million increase in prepaid rent at Two Commerce Square, a $796,000 increase in rents and other receivables, offset by a $2.4 million decrease in accounts payable and other liabilities, a $1.5 million decrease in due to affiliate and a $1.5 million decrease in receivables—unconsolidated/uncombined real estate entities and a $525,000 increase in deferred tax asset.

Net cash provided by investing activities decreased by $2.4 million to $2.6 million for the three months ended March 31, 2005 compared to $5.0 million for the three months ended March 31, 2004. The decrease was primarily a result of the acquisition of the four properties in suburban Philadelphia by our joint venture with CalSTRS in March 2005. The decrease was also a result of an increase in real estate improvements of $1.6 million, and an increase in net contributions to unconsolidated real estate entities of $4.3 million. These decreases were offset by a decrease in short-term investments and restricted cash, and proceeds of $3.3 million from the sale of development property to an unaffiliated third party in 2004.

Net cash used in financing activities decreased by $1.1 million to $2.2 million for the three months ended March 31, 2005 compared to $3.3 million for the three months ended March 31, 2004. The decrease was primarily a result of lower principal payments on the debt obligations of Two Commerce Square during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

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

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we intend to use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2005, our company had an insignificant level of outstanding consolidated floating rate debt.

City National Plaza is encumbered by a $200 million senior mortgage facility bearing interest at a floating rate of 1.75% above LIBOR, which we have hedged by entering into an interest rate cap agreement. In addition, City National Plaza is encumbered by a $125 million senior mezzanine loan at a floating rate of 4.5% above LIBOR, of which $36.6 million has been funded as of March 31, 2005, with respect to which we are required to purchase interest rate cap agreements as we borrow under this facility, and a $25 million junior mezzanine loan. The junior mezzanine loan bears interest at a floating rate of 6.2% above LIBOR. We have purchased an interest rate cap for this loan. Four Falls Corporate Center, Oak Hill Plaza, Walnut Hill Plaza and Valley Square Office Park are encumbered by total debt of $111.2 million, $33.7 million of which bears interest at floating rates. The mortgage facilities for Reflections I and Reflections II bear interest at fixed rates.

Our fixed and variable rate long-term debt at March 31, 2005 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2005	$6,423	$7,500	$13,923
2006	9,369	—	9,369
2007	10,361	—	10,361
2008	4,763	—	4,763
2009	2,192	—	2,192
Thereafter	252,223	—	252,223

Total	$285,331	$7,500	$292,831

Weighted average interest rate	9.0%	5.8%	8.9%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At March 31, 2005, our variable rate long-term debt represents 2.6% of our total long-term debt. If interest rates were to increase by 50 basis points, or by approximately 10% of the weighted average variable rate at March 31, 2005, the net impact would be increased costs of $38,000 per year.

As of March 31, 2005, the fair value of our mortgage and other secured loans aggregates $274.1 million, compared to the aggregated carrying value of $294.3 million.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

We completed our Offering on October 13, 2004. We sold 14,285,714 shares of common stock at a price to the public of $12.00 per share, resulting in net proceeds of $151.9 million.

On March 2, 2005, we used $8.8 million of the remaining proceeds of the Offering to fund our co-investment obligation to our joint venture with CalSTRS for the acquisition of four properties in Philadelphia. In April 2005, we used a portion of the proceeds of the Offering to repay the outstanding principal of $9.3 million on the One Commerce Square mezzanine loan.

We intend to use the remaining net proceeds to fund development costs associated with our development properties, and towards our co-investment obligation to our joint venture with CalSTRS or other future property acquisitions.

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

Dated: May 13, 2005

THOMAS PROPERTIES GROUP, INC.

By:	/s/ JAMES A. THOMAS
James A. Thomas
Chief Executive Officer

By:	/s/ DIANA M. LAING
Diana M. Laing
Chief Financial Officer