Form 10-Q
period 2005-06-30
THOMAS PROPERTIES GROUP INC
filed 2005-08-10
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2005
Common Stock, $.01 par value per share	14,347,465

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments in real estate:
Land and improvements	$61,644	$60,882
Buildings and improvements	253,541	252,009
Tenant improvements	65,579	64,638

	380,764	377,529
Less accumulated depreciation	(99,863)	(95,044)

	280,901	282,485
Investments in unconsolidated real estate entities	33,738	31,624
Cash and cash equivalents	50,435	56,506
Restricted cash	11,274	12,949
Short-term investments	—	14,000
Rents and other receivables, net	2,016	2,731
Receivables—unconsolidated real estate entities	405	381
Deferred rents	26,088	28,453
Deferred leasing and loan costs, net	15,452	16,871
Deferred tax asset	36,259	40,138
Other assets, net	7,957	5,464

Total assets	$464,525	$491,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$203,084	$206,373
Other secured loans	50,597	89,517
Accounts payable and other liabilities, net	9,898	9,177
Dividends and distributions payable	1,905	—
Due to affiliate	61	1,852
Prepaid rent	2,770	841

Total liabilities	268,315	307,760

Minority interests:
Unitholders in the Operating Partnership	85,153	76,458
Minority interests in consolidated real estate entities	1,418	1,451

Total minority interests	86,571	77,909

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,347,465 and 14,342,841 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	143	143
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of June 30, 2005 and December 31, 2004	167	167
Additional paid-in capital	106,714	106,673
Retained earnings (deficit) and dividends	2,990	(581)
Unearned compensation, net	(375)	(469)

Total stockholders’ equity	109,639	105,933

Total liabilities and stockholders’ equity	$464,525	$491,602

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND THOMAS PROPERTIES GROUP, INC.

PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	The Company	TPGI Predecessor	The Company	TPGI Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental	$8,273	$6,158	$16,553	$11,209
Tenant reimbursements	4,668	3,100	9,582	5,691
Parking and other	953	640	2,396	1,136
Investment advisory, management, leasing, and development services	1,084	1,145	2,453	2,610
Investment advisory, management, leasing, and development services—unconsolidated/uncombined real estate entities	1,610	1,062	3,237	2,051

Total revenues	16,588	12,105	34,221	22,697

Expenses:
Rental property operating and maintenance	3,710	2,578	7,644	4,457
Real estate taxes	1,433	931	2,892	1,747
Investment advisory, management, leasing, and development services	1,817	3,090	3,790	5,625
Rent—unconsolidated/uncombined real estate entities	59	50	117	121
Interest	4,941	5,719	11,253	11,007
Depreciation and amortization	3,110	1,787	6,427	3,188
General and administrative	2,584	—	5,065	—

Total expenses	17,654	14,155	37,188	26,145

Loss before gain on sale of real estate, gain on purchase of other secured loan, interest income, equity in net loss of unconsolidated/uncombined real estate entities, and minority interests	(1,066)	(2,050)	(2,967)	(3,448)
Gain on sale of real estate	—	—	—	975
Gain on purchase of other secured loan	25,776	—	25,776	—
Interest income	304	2	721	2
Equity in net loss of unconsolidated/uncombined real estate entities	(2,410)	(297)	(3,738)	(529)
Minority interests—unitholders in the Operating Partnership	(12,167)	—	(10,656)	—
Minority interests in consolidated/combined real estate entities	33	(403)	33	(403)

Income (loss) before provision for income taxes	10,470	(2,748)	9,169	(3,403)
Provision for income taxes	(4,404)	—	(3,879)	—

Net income (loss)	$6,066	$(2,748)	$5,290	$(3,403)

Earnings per share—basic	$0.42		0.37
Earnings per share—diluted	$0.42		0.37
Weighted average common shares outstanding—basic	14,297,909		14,295,339
Weighted average common shares outstanding—diluted	14,301,017		14,301,151

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND THOMAS PROPERTIES GROUP, INC.

PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	The Company	TPGI Predecessor
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,290	$(3,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	—	(975)
Gain on purchase of other secured loan	(25,776)	—
Reversal of deferred interest on other secured loan	(515)	—
Write-off of unamortized deferred loan costs	268	—
Equity in net loss of unconsolidated/uncombined real estate entities	3,738	529
Deferred rents	2,371	2,785
Depreciation and amortization expense	6,427	3,188
Bad debt expense	—	42
Amortization of loan costs	351	145
Amortization of loan premium	(225)	—
Amortization of above and below market leases, net	(150)	—
Vesting of stock options and restricted stock	263	—
Minority interests	10,623	403
Changes in assets and liabilities:
Rents and other receivables	715	(946)
Receivables—unconsolidated/uncombined real estate entities	(24)	(498)
Deferred leasing and loan costs	(154)	(347)
Deferred tax asset	3,879	—
Other assets	(2,493)	(4,707)
Deferred interest payable	619	1,703
Accounts payable and other liabilities	689	3,751
Due to affiliate	(1,791)	—
Prepaid rent	1,929	192

Net cash provided by operating activities	6,034	1,862

Cash flows from investing activities:
Expenditures for improvements to real estate	(3,711)	(1,168)
Proceeds from sale of real estate	—	3,321
Purchases of interests in unconsolidated real estate entities	(8,800)	—
Distributions received from unconsolidated/uncombined real estate entities	8,613	685
Contributions to unconsolidated/uncombined real estate entities	(5,665)	(94)
Escrow deposits in connection with the purchase transaction for One Commerce Square	—	(5,000)
Cash acquired from One Commerce Square investment	—	2,619
Change in short-term investments	14,000	—
Change in restricted cash	1,675	837

Net cash provided by investing activities	6,112	1,200

THOMAS PROPERTIES GROUP, INC. AND THOMAS PROPERTIES GROUP, INC.

PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	The Company	TPGI Predecessor
	Six Months Ended June 30,
	2005	2004
Cash flows from financing activities:
Contributions from owners of TPGI Predecessor	—	2,618
Distributions to owners of TPGI Predecessor	—	(120)
Minority interest contributions	—	(99)
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(1,904)	—
Repayment of One Commerce Square mezzanine loan	(9,250)	—
Purchase of Two Commerce Square Junior B mezzanine loan	(2,500)	—
Principal payments of mortgage and other secured loans	(4,563)	(4,922)

Net cash used in financing activities	(18,217)	(2,523)

Net (decrease) increase in cash and cash equivalents	(6,071)	539
Cash and cash equivalents at beginning of period	56,506	3,590

Cash and cash equivalents at end of period	$50,435	$4,129

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $670 and $107 for the six months ended June 30, 2005 and 2004, respectively	$15,161	$10,031
Supplemental disclosure of non-cash investing and financing activities:
Consolidation of One Commerce Square:
Assets acquired, net of cash	$—	105,101
Elimination of One Commerce Square investment	—	(9,804)
Liabilities assumed	—	(97,916)

Cash acquired	$—	$(2,619)

Accrual for dividends and distributions declared	$1,905	$—
Accrual for additions to investments in real estate	183	—

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

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

We were formed to succeed to certain businesses of the Thomas Properties predecessor, Thomas Properties Group, Inc. Predecessor, also referred to herein as “TPGI Predecessor”, which was not a legal entity but rather a combination of real estate entities and operations, and was engaged in the business of owning, managing, leasing, acquiring and developing real estate, consisting primarily of office properties and related parking garages, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; and Austin, Texas. The ultimate owners of TPGI Predecessor were Mr. James A. Thomas, our chairman, Chief Executive Officer, and President and certain others who had minor ownership interests.

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

Our operations are carried on through the Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of June 30, 2005, we held a 46.3% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

As of June 30, 2005, we were invested in the following real estate entities:

Entity	Type; Possible Planned Development	Location
Consolidated entities:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)

Two Commerce Square	High-rise office	PCBD

2101 Market Street	Undeveloped land; Residential/Office/Retail	PCBD

Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas

Campus El Segundo	Contract to purchase undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California

Reflections I	Suburban office – single tenancy	Reston, Virginia

Reflections II	Suburban office – single tenancy	Reston, Virginia

Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania

Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania

Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania

Valley Square Office Park	Suburban office	Blue Bell, Pennsylvania

2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests contributed to the Operating Partnership by Mr. Thomas and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

TPGI Predecessor’s historical cost basis, except for the minority owners’ share. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred, as though the entities had been combined at either the beginning of the period or inception. Prior to the Offering, Thomas Properties Group, Inc. and the Operating Partnership had no operations; therefore, the combined operations for periods prior to October 13, 2004 represent primarily the operations of TPGI Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed.

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

The interests in One Commerce Square (beginning June 1, 2004), Two Commerce Square (beginning October 13, 2004), and Campus El Segundo (for all periods presented), not owned by us or TPGI Predecessor are reflected as minority interest. For periods subsequent to October 13, 2004, no losses of One Commerce Square or Two Commerce Square have been allocated to the minority partner, as no further contributions are required from the minority partner. At June 30, 2005 and December 31, 2004, Mr. Thomas owns an 11% ownership interest in each of One Commerce Square and Two Commerce Square, and an unrelated party owns a 29% ownership interest in Campus El Segundo.

Earnings per share

The computation of basic earnings per share is based on net income and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted earnings per share includes the assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that have been granted, all calculated using the treasury stock method.

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

JUNE 30, 2005

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

Four Falls Corporate Center (purchased March 2, 2005)

Oak Hill Plaza (purchased March 2, 2005)

Walnut Hill Plaza (purchased March 2, 2005)

Valley Square Office Park (purchased March 2, 2005)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocation, as of May 31, 2004 for One Commerce Square (after which date this entity was combined or consolidated) and as of June 30, 2005 for all other entities:

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

JUNE 30, 2005

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

On October 13, 2004, at the consummation of the Offering, we acquired the 50% ownership interest from the unaffiliated third party, and redeemed the preferred equity interests. In addition, TPGI Predecessor contributed a 39% ownership interest in the property to us, resulting in an 89% ownership interest, and we have consolidated the accounts of that property.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

Investments in unconsolidated real estate entities as of June 30, 2005 are as follows:

	June 30, 2005	December 31, 2004
2121 Market Street and Harris Building Associates	$(755)	$(932)
TPG/CalSTRS, LLC:
City National Plaza	23,221	20,832
Reflections I	1,517	7,492
Reflections II	1,766	4,232
Four Falls Corporate Center	3,325	—
Oak Hill Plaza	1,511	—
Walnut Hill Plaza	1,394	—
Valley Square Office Park	1,759	—

	$33,738	$31,624

The following is a summary of the investments in unconsolidated real estate entities for the six months ended June 30, 2005:

Investment balance, December 31, 2004	$31,624
Contributions, including $8,800 for acquisition of new properties	14,465
Equity in net loss of unconsolidated real estate entities	(3,738)
Distributions	(8,613)

Investment balance, June 30, 2005	$33,738

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

As of June 30, 2005, the unfunded capital commitments of CalSTRS and the Company were $148,770,000 and $52,550,000, respectively.

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

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

Upon the earlier to occur of certain events or January 1, 2006, the minority owners of City National Plaza have the option to require the joint venture to purchase its interest for an amount equal to what would be payable to them upon liquidation of the assets at fair market value.

Following is summarized financial information for the unconsolidated/uncombined real estate entities as of June 30, 2005 and December 31, 2004 and the three and six months ended June 30, 2005 and 2004:

Summarized Balance Sheets

	June 30, 2005	December 31, 2004
ASSETS
Investments in real estate	$484,560	$351,157
Receivables including deferred rents	16,521	14,397
Other assets	84,291	39,142

Total assets	$585,372	$404,696

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$440,198	$266,256
Other liabilities	26,398	27,718

Total liabilities	466,596	293,974

Minority interest	(863)	1,566

Owners’ equity:
Thomas Properties, including $10 and $34 of other comprehensive loss in 2005 and 2004, respectively	34,464	31,728
Other owners, including $31 and $342 of other comprehensive loss in 2005 and 2004, respectively	85,175	77,428

Total owners’ equity	119,639	109,156

Total liabilities and owners’ equity	$585,372	$404,696

Summarized Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$17,076	$16,349	$31,042	$34,672

Expenses:
Operating and other expenses	10,576	10,060	20,419	20,896
Interest expense	6,624	3,200	11,182	6,799
Depreciation and amortization	6,378	3,068	10,467	6,463

Total expenses	23,578	16,328	42,068	34,158

Net (loss) income	$(6,502)	$21	$(11,026)	$514

Thomas Properties / TPGI Predecessor’s share of net loss	$(2,511)	$(444)	$(3,981)	$(768)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

Included in the preceding summarized balance sheets as of June 30, 2005 and December 31, 2004, are the following balance sheets of TPG/CalSTRS, LLC:

	June 30, 2005	December 31, 2004
Investments in real estate	$465,118	$331,140
Receivables including deferred rents	14,070	9,530
Other assets	81,299	38,764

Total assets	$560,487	$379,434

Mortgage and other secured loans	$420,407	$246,338
Other liabilities	20,067	20,410

Total liabilities	440,474	266,748

Minority interest	(863)	1,566

Owners’ equity:
Thomas Properties, including $10 and $34 of other comprehensive loss in 2005 and 2004, respectively	35,180	32,785
Other owners, including $31 and $342 of other comprehensive loss in 2005 and 2004, respectively	85,696	78,335

Total owners’ equity	120,876	111,120

Total liabilities and owners’ equity	$560,487	$379,434

Following is summarized financial information by real estate entity for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30, 2005
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Total
Revenues	$1,366	$15,710	$17,076

Expenses:
Operating and other	857	9,719	10,576
Interest	304	6,320	6,624
Depreciation and amortization	284	6,094	6,378

Total expenses	1,445	22,133	23,578

Net loss	$(79)	$(6,423)	$(6,502)

Thomas Properties’ share of net loss	$(65)	$(2,446)	$(2,511)

Intercompany eliminations and other adjustments			101

Equity in net loss of unconsolidated real estate entities			$(2,410)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

	Three months ended June 30, 2004
	One Commerce Square	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Total
Revenues	$3,819	$1,284	$11,246	$16,349

Expenses:
Operating and other	1,844	879	7,337	10,060
Interest	952	307	1,941	3,200
Depreciation and amortization	834	284	1,950	3,068

Total expenses	3,630	1,470	11,228	16,328

Net income (loss)	$189	$(186)	$18	$21

TPGI Predecessor’s share of net income (loss)	$(65)	$(33)	$(346)	$(444)

Intercompany eliminations				147

Equity in net loss of uncombined real estate entities				$(297)

	Six months ended June 30, 2005
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Total
Revenues	$2,664	$28,378	$31,042

Expenses:
Operating and other	1,788	18,631	20,419
Interest	605	10,577	11,182
Depreciation and amortization	568	9,899	10,467

Total expenses	2,961	39,107	42,068

Net loss	$(297)	$(10,729)	$(11,026)

Thomas Properties’ share of net loss	$(123)	$(3,858)	$(3,981)

Intercompany eliminations and other adjustments			243

Equity in net loss of unconsolidated real estate entities			$(3,738)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

	Six months ended June 30, 2004
	One Commerce Square	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Total
Revenues	$9,629	$2,530	$22,513	$34,672

Expenses:
Operating and other	4,531	1,696	14,669	20,896
Interest	2,373	616	3,810	6,799
Depreciation and amortization	2,035	566	3,862	6,463

Total expenses	8,939	2,878	22,341	34,158

Net income (loss)	$690	$(348)	$172	$514

TPGI Predecessor’s share of net income (loss)	$(33)	$(64)	$(671)	$(768)

Intercompany eliminations				239

Equity in net loss of uncombined real estate entities				$(529)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Our share of owners’ equity recorded by unconsolidated real estate entities	$34,464	$31,728
Intercompany eliminations and other adjustments	(726)	(104)

Investments in unconsolidated real estate entities	$33,738	$31,624

4. Debt

A summary of the outstanding debt as of June 30, 2005 is as follows:

	Interest rate	Outstanding debt	Maturity date
One Commerce Square:
Mortgage loan (1)	7.0%	$72,855	4/11/28
Senior mezzanine loan (2)	17.5	515	3/16/11
Two Commerce Square:
Mortgage loan (3)	6.3	122,729	5/09/13
Senior mezzanine loan (4) (5)	17.2	44,910	1/09/10
Junior A mezzanine loan (4) (6)	15.0	3,840	1/09/10
Four Points Centre mortgage loan (7)	Prime Rate	4,000	8/28/05
2101 Market Street mortgage loan (8)	Prime Rate or LIBOR + 2.5%	3,500	9/6/05

Total principal outstanding		252,349
Loan premium (9)		1,332

Total debt		$253,681

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

(1)	The mortgage loan is prepayable without penalty after March 11, 2008, at which date the outstanding principal amount of this debt will be approximately $68.9 million. The interest rate will increase by 2.0% on April 11, 2008, which additional amount may be deferred until maturity. Any deferred amounts are added to the principal balance of the loan and accrue interest at 9.0%. Provided there is no deferred interest, the loan balance will be fully amortized on April 11, 2028, the maturity date of the loan.

(2)	On April 11, 2005, we repaid the outstanding principal of the mezzanine loan in the amount of $9,250,000. As of June 30, 2005, $515,000 of accrued interest remains outstanding. This amount will be paid in the third quarter of 2005. Based on an agreement with the lender, $515,000 of accrued interest was reversed and credited to interest expense.

(3)	The mortgage loan may be defeased after October 2005, and may be prepaid after February 2013.

(4)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event these guarantees are called upon.

(5)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of June 30, 2005 was 17.2% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(7)	The prime rate as of June 30, 2005 was 6.25% per annum.

(8)	The loan agreement provides that the interest rate will be the lender’s prime rate or at our option, LIBOR plus 2.5% per annum. As of June 30, 2005, the interest rate was 5.94% per annum.

(9)	In connection with the acquisition of a 50% third-party interest in One Commerce Square, a premium was recorded to mark 50% of the assumed mortgage loan to market value.

We purchased the Two Commerce Square Junior B mezzanine loan from the lender for $2,500,000, which resulted in a gain of $25,776,000 in April 2005.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

5. Earnings per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2005 (in thousands except share and per share amounts):

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income available to common shares	$6,066	$5,290

Weighted average common shares outstanding—basic	14,297,909	14,295,339
Potentially dilutive common shares(1):
Stock options	1,753	3,983
Unvested restricted stock	1,355	1,829

Adjusted weighted average common shares outstanding—diluted	14,301,017	14,301,151

Earnings per share—basic	$0.42	$0.37

Earnings per share—diluted	$0.42	$0.37

6. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership (“LP Agreement”). As of June 30, 2005, we held a 46.3% capital interest in the Operating Partnership. For the three and six months ended June 30, 2005, we were allocated 46.3% of the losses from the Operating Partnership.

Our effective tax rates are 42.1% and 42.3% for the three and six months ended June 30, 2005, respectively. The higher effective tax rates compared to the federal statutory rate of 35% are primarily due to state taxes, net of federal tax expense.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

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

JUNE 30, 2005

(Unaudited)

(Tabular amounts in thousands)

7. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at June 30, 2005 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of June 30, 2005, the fair value of our mortgage and other secured loans aggregates $263,024,000, compared to the aggregated carrying value of $253,681,000.

8. Subsequent Events

On August 4, 2005, our joint venture with CalSTRS completed the acquisition of four properties located in Houston, Texas. The purchase price of the properties was $280,500,000. The acquisition and closing costs were funded with $224,500,000 of first mortgage financing proceeds and $61,100,000 of equity provided by the joint venture, of which we provided $15,300,000 and CalSTRS provided $45,800,000. The mortgage consists of a $101,500,000 loan maturing in August 2010, bearing interest at 5.28% per annum, a $70,000,000 loan maturing in August 2010, bearing interest at 5.28% per annum, and a $53,000,000 loan maturing in August 2007, bearing interest at LIBOR plus 2.25%.

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

When you read the financial statements and the information included in this report, you should be aware that our operations are significantly affected by both macro and micro economic forces. Our operations are directly affected by actual and perceived trends in various national and economic conditions that affect global and regional markets for commercial real estate services, including interest rates, the availability of credit to finance commercial real estate transactions, and the impact of tax laws affecting real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for of increased supply of real estate, or the public perception that any of these events may occur can adversely affect our business. These conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from leases. In addition, these conditions could lead to a decline in property values as well as a decline in funds invested in commercial real estate and related assets, which in turn may reduce revenues from investment advisory, property management, leasing and development fees.

Forward-Looking Statements

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Although information is based on our current estimations, forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. You are cautioned not to place undue reliance on this information as we cannot guarantee that any future expectations and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 46.3% and have control over the major decisions of the Operating Partnership.

During the period from our formation until we commenced operations upon consummation of our Offering on October 13, 2004, we did not have any material corporate activity. Because we believe that a discussion of the results of our company prior to the consummation of our Offering would not be meaningful, we have set forth below a discussion of our results of operations for the three and six months ended June 30, 2005 and TPGI Predecessor’s historical results of operations for the three and six months ended June 30, 2004.

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

Comparison of three months ended June 30, 2005 to three months ended June 30, 2004

Total Revenues. Total revenues increased by $4.5 million, or 37.0%, to $16.6 million for the three months ended June 30, 2005 compared to $12.1 million for the three months ended June 30, 2004. The significant components of revenue are discussed below.

Rental revenues. Rental revenue increased by $2.1 million, or 34.3%, to $8.3 million for the three months ended June 30, 2005 compared to $6.2 million for the three months ended June 30, 2004. This increase is primarily a result of two incremental months of revenue in the amount of $2.1 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Tenant reimbursements. Revenues from tenant reimbursements increased by $1.6 million, or 50.6%, to $4.7 million for the three months ended June 30, 2005 compared to $3.1 million for the three months ended June 30, 2004. This increase was primarily a result of two incremental months of revenue in the amount of $1.6 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Parking and other revenues. Revenues from parking and other increased by $313,000, or 48.9%, to $953,000 for the three months ended June 30, 2005 compared to $640,000 for the three months ended June 30, 2004, primarily as a result of two incremental months of revenue in the amount of $333,000 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services remained consistent at $1.1 million for each of the three months ended June 30, 2005 and 2004.

Investment advisory, management, leasing and development services revenues—unconsolidated/uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated/uncombined real estate entities increased by $548,000, or 51.6%, to $1.6 million for the three months ended June 30, 2005 compared to $1.1 million for the three months ended June 30, 2004. This increase was primarily a result of fee income related to the acquisition of four properties in suburban Philadelphia by our joint venture with CalSTRS in March 2005. We earned investment advisory and management fees during the second quarter of 2005 of $199,000 relating to these four properties. In addition, in October 2004, we increased our ownership interest in City National Plaza from 4.3% to 21.3%, which had the effect of reducing the investment advisory, management, leasing and development services revenue recognized by us due to elimination of intercompany revenues. Investment advisory and management fees related to City National Plaza decreased $144,000 during the three months ended June 30, 2005, and was offset by an increase in development and leasing fees of $630,000. In addition, the increase was offset by a decrease of $186,000 in investment advisory, management and leasing fees and reimbursed compensation costs related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Total Expenses

Total Expenses. Total expenses increased by $3.5 million, or 24.7%, to $17.7 million for the three months ended June 30, 2005 compared to $14.2 million for the three months ended June 30, 2004. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $1.1 million, or 43.9%, to $3.7 million for the three months ended June 30, 2005 as compared to

$2.6 million for the three months ended June 30, 2004, primarily due to two incremental months of expense in the amount of $1.2 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Real estate taxes. Real estate tax expense increased by $502,000, or 53.9%, to $1.4 million for the three months ended June 30, 2005 compared to $931,000 for the three months ended June 30, 2004. This increase is primarily a result of two incremental months of expense in the amount of $458,000 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased $1.3 million or 41.2%, to $1.8 million for the three months ended June 30, 2005 compared to $3.1 million for the three months ended June 30, 2004. This decrease was primarily the result of how employment related costs and overhead costs were classified by TPGI Predecessor, versus how these costs are classified between this expense caption and the general and administrative expense caption under our existing corporate structure.

Interest expense. Interest expense decreased by $778,000 or 13.6% to $4.9 million for the three months ended June 30, 2005 compared to $5.7 million for the three months ended June 30, 2004. This decrease is primarily due to a decrease in interest expense relating to Two Commerce Square of $532,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans, offset by the write-off of unamortized deferred loan costs associated with the mezzanine loan. The decrease was also the result of the agreement with the lender on the One Commerce Square mezzanine loan regarding the calculation of deferred interest. We repaid the principal amount of this loan in April 2005, and had accrued $1.0 million of deferred interest. Subsequent to June 2005, we agreed to pay the lender deferred interest of $515,000, and the remaining $515,000 was recorded as a decrease to interest expense for the three months ended June 30, 2005. Further, the decrease is also the result of an increase in capitalized interest of $251,000 related to the Four Points Centre development property in 2005. The overall decrease is offset by an increase resulting from two incremental months of expense in the amount of $503,000 due to the combination of the operating results of One Commerce Square as of June 1, 2004

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.3 million, or 74.0%, to $3.1 million for the three months ended June 30, 2005 compared to $1.8 million for the three months ended June 30, 2004. This increase was primarily the result of two incremental months of expense in the amount of $1.2 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

General and administrative. General and administrative expense was $2.6 million for the three months ended June 30, 2005, which represents the salaries and employment related costs and overhead of becoming a public company on October 13, 2004.

Gain on purchase of other secured loan. Gain on purchase of other secured loan was $25.8 million for the three months ended June 30, 2005 due to the purchase of the Two Commerce Square Junior B mezzanine loan in April 2005 at a discount.

Interest income. Interest income was $304,000 for the three months ended June 30, 2005 primarily due to interest income earned on cash balances.

Equity in net loss of unconsolidated/uncombined real estate entities. Equity in net loss of unconsolidated/uncombined real estate entities increased by $2.1 million to a net loss of $2.4 million for the three months ended June 30, 2005 compared to a net loss of $297,000 for the three months ended June 30, 2004. Set forth below is a summary of the unconsolidated/uncombined condensed financial information for the unconsolidated/uncombined real estate entities, consisting of One Commerce Square (from April 1, 2004 through May 31, 2004 only), 2121 Market Street (for all periods presented), City National Plaza (for all periods presented), Reflections I,

Reflections II, Four Falls Corporate Center, Oak Hill Plaza, Walnut Hill Plaza, and Valley Square Office Park (for the three months ended June 30, 2005 only),) and our share of net loss and equity in net loss for the three months ended June 30, 2005 and 2004 (in thousands):

	Thomas Properties 2005	TPGI Predecessor 2004
Revenue	$17,076	$16,349
Operating and other expenses	(10,576)	(10,060)
Interest expense	(6,624)	(3,200)
Depreciation and amortization	(6,378)	(3,068)

Net loss	$(6,502)	$21

Thomas Properties’ and TPGI Predecessor’s share of net loss	$(2,511)	$(444)
Intercompany eliminations	101	147

Equity in net loss of unconsolidated/uncombined real estate entities	$(2,410)	$(297)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated/uncombined real estate entities for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 increased primarily due to the acquisition of our interests in Reflections I and Reflections II on October 12, 2004 and the four properties in suburban Philadelphia on March 2, 2005. This increase was offset by the combination of One Commerce Square effective June 1, 2004. As a result, there was two months of revenue and expenses in the three months ended June 30, 2004 for this property, with no corresponding revenue and expenses in the three months ended June 30, 2005.

Aggregate interest expense increased by $3.4 million, or 107.0%, to $6.6 million for the three months ended June 30, 2005 compared to $3.2 million for the three months ended June 30, 2004 primarily as a result of an increase in interest expense of $2.3 million relating to the refinancing of the City National Plaza acquisition loan and interest expense of $2.0 million relating to the debt obligations of Reflections I and Reflections II, and the four properties in suburban Philadelphia, offset by two months of interest expense in 2004 of $952,000 relating to One Commerce Square.

Aggregate depreciation and amortization expense increased by $3.3 million, or 107.9%, to $6.4 million for the three months ended June 30, 2005 compared to $3.1 million for the three months ended June 30, 2004 primarily as a result of additional depreciation and amortization expense of $3.6 million due to the acquisition of our interests in Reflections I and Reflections II on October 12, 2004 and the four properties in suburban Philadelphia on March 2, 2005, and an increase in depreciation and amortization expense in 2005 of $594,000 relating to City National Plaza, offset by two months of depreciation and amortization expense in 2004 of $834,000 relating to One Commerce Square.

Comparison of six months ended June 30, 2005 to six months ended June 30, 2004

Total Revenues. Total revenues increased by $11.5 million, or 50.8%, to $34.2 million for the six months ended June 30, 2005 compared to $22.7 million for the six months ended June 30, 2004. The significant components of revenue are discussed below.

Rental revenues. Rental revenue increased by $5.4 million, or 47.7%, to $16.6 million for the six months ended June 30, 2005 compared to $11.2 million for the six months ended June 30, 2004. This increase is primarily a result of five incremental months of revenue in the amount of $5.2 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Tenant reimbursements. Revenues from tenant reimbursements increased by $3.9 million, or 68.4%, to $9.6 million for the six months ended June 30, 2005 compared to $5.7 million for the six months ended June 30, 2004. This increase was primarily a result of five incremental months of revenue in the amount of $3.9 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Parking and other revenues. Revenues from parking and other increased by $1.3 million, or 110.9%, to $2.4 million for the six months ended June 30, 2005 compared to $1.1 million for the six months ended June 30, 2004, primarily as a result five incremental months of revenue in the amount of $797,000 due to the combination of the operating results of One Commerce Square as of June 1, 2004, and a lease termination fee of $434,000 for a tenant in One Commerce Square in 2005.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services remained consistent between 2005 and 2004.

Investment advisory, management, leasing and development services revenues—unconsolidated/uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated/uncombined real estate entities increased by $1.1 million, or 57.8%, to $3.2 million for the six months ended June 30, 2005 compared to $2.1 million for the six months ended June 30, 2004. This increase was primarily a result of fee income related to the acquisition of four properties in suburban Philadelphia by our joint venture with CalSTRS in March 2005. We earned a one time acquisition fee of $663,000, and investment advisory and management fees during the first two quarters of 2005 of $266,000 relating to these four properties. In addition, in October 2004, we increased our ownership interest in City National Plaza from 4.3% to 21.3%, which had the effect of reducing the investment advisory, management, leasing and development services revenue recognized by us due to elimination of intercompany revenues. Investment advisory and management fees related to City National Plaza decreased $274,000 during the six months ended June 30, 2005, and was offset by an increase in development and leasing fees of $763,000. In addition, the increase was offset by a decrease of $327,000 in investment advisory, management and leasing fees and reimbursed compensation costs related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Total Expenses

Total Expenses. Total expenses increased by $11.1 million, or 42.2%, to $37.2 million for the six months ended June 30, 2005 compared to $26.1 million for the six months ended June 30, 2004. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $3.1 million, or 71.5%, to $7.6 million for the six months ended June 30, 2005 as compared to $4.5 million for the six months ended June 30, 2004, primarily due to five incremental months of expense in the amount of $3.2 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Real estate taxes. Real estate tax expense increased by $1.2 million, or 65.5%, to $2.9 million for the six months ended June 30, 2005 compared to $1.7 million for the six months ended June 30, 2004. This increase is primarily a result of five incremental months of expense in the amount of $1.1 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased $1.8 million or 32.6%, to $3.8 million for the six months ended June 30, 2005 compared to $5.6 million for the six months ended June 30, 2004. This decrease was primarily the result of how employment related costs and overhead costs were classified by TPGI Predecessor, versus how these costs are classified between this expense caption and the general and administrative expense caption under our existing corporate structure.

Interest expense. Interest expense increased by $246,000 or 2.2% to $11.3 million for the six months ended June 30, 2005 compared to $11.0 million for the six months ended June 30, 2004. This increase is a result of five incremental months of expense in the amount of $1.9 million due to the combination of the operating results of

One Commerce Square as of June 1, 2004. The increase is offset by a decrease in interest expense relating to Two Commerce Square of $939,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans, offset by the write-off of unamortized deferred loan costs associated with the mezzanine loan. The increase was also offset by the agreement with the lender on the One Commerce Square mezzanine loan regarding the calculation of deferred interest. We repaid the principal amount of this loan in April 2005, and had accrued $1.0 million of deferred interest. Subsequent to June 2005, we agreed to pay the lender deferred interest of $515,000, and the remaining $515,000 was recorded as a decrease to interest expense in 2005. Further, the increase was offset as a result of an increase in capitalized interest of $484,000 related to the Four Points Centre development property in 2005.

Depreciation and amortization expense. Depreciation and amortization expense increased by $3.2 million, or 101.6%, to $6.4 million for the six months ended June 30, 2005 compared to $3.2 million for the six months ended June 30, 2004. This increase was primarily the result of five incremental months of expense in the amount of $3.0 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

General and administrative. General and administrative expense was $5.1 million for the six months ended June 30, 2005, which represents the salaries and employment related costs and overhead of becoming a public company on October 13, 2004.

Gain on sale of real estate. Gain on sale of real estate was $975,000 for the six months ended June 30, 2004 due to the sale of a parcel of development property at our Four Points Centre project in Austin, Texas, which was sold to an unaffiliated third party. There were no land sales for the six months ended June 30, 2005.

Gain on purchase of other secured loan. Gain on purchase of other secured loan was $25.8 million for the six months ended June 30, 2005 due to the purchase of the Two Commerce Square Junior B mezzanine loan in April 2005 at a discount.

Interest income. Interest income was $721,000 for the six months ended June 30, 2005 primarily due to interest income earned on cash balances.

Equity in net loss of unconsolidated/uncombined real estate entities. Equity in net loss of unconsolidated/uncombined real estate entities increased by $3.2 million to a net loss of $3.7 million for the six months ended June 30, 2005 compared to a net loss of $529,000 for the six months ended June 30, 2004. Set forth below is a summary of the unconsolidated/uncombined condensed financial information for the unconsolidated/uncombined real estate entities, consisting of One Commerce Square (from January 1, 2004 through May 31, 2004 only), 2121 Market Street (for all periods presented), City National Plaza (for all periods presented), Reflections I and II (for the six months ended June 30, 2005 only), and Four Falls Corporate Center, Oak Hill Plaza, Walnut Hill Plaza, and Valley Square Office Park (as of March 2, 2005, the date of acquisition) and our share of net loss and equity in net loss for the six months ended June 30, 2005 and 2004 (in thousands):

	Thomas Properties 2005	TPGI Predecessor 2004
Revenue	$31,042	$34,672
Operating and other expenses	(20,419)	(20,896)
Interest expense	(11,182)	(6,799)
Depreciation and amortization	(10,467)	(6,463)

Net (loss) income	$(11,026)	$514

Thomas Properties’ and TPGI Predecessor’s share of net (loss) income	$(3,981)	$(768)
Intercompany eliminations	243	239

Equity in net loss of unconsolidated/uncombined real estate entities	$(3,738)	$(529)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated/uncombined real estate entities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 decreased primarily due to the combination of One Commerce Square effective June 1, 2004. As a result, there was five months of revenue and expenses in the six months ended June 30, 2004 for this property, with no corresponding revenue and expenses in the six months ended June 30, 2005. This decrease was offset by the acquisition of our interests in Reflections I and Reflections II on October 12, 2004 and the four properties in suburban Philadelphia on March 2, 2005.

Aggregate interest expense increased by $4.4 million, or 64.5%, to $11.2 million for the six months ended June 30, 2005 compared to $6.8 million for the six months ended June 30, 2004 primarily as a result of an increase in interest expense of $4.2 million relating to the refinancing of the City National Plaza acquisition loan and interest expense of $2.6 million relating to the debt obligations of Reflections I and Reflections II, and the four properties in suburban Philadelphia, offset by five months of interest expense in 2004 of $2.4 million relating to One Commerce Square.

Aggregate depreciation and amortization expense increased by $4.0 million, or 62.0%, to $10.5 million for the six months ended June 30, 2005 compared to $6.5 million for the six months ended June 30, 2004 primarily as a result of additional depreciation and amortization expense of $5.0 million due to the acquisition of our interests in Reflections I and Reflections II on October 12, 2004 and the four properties in suburban Philadelphia on March 2, 2005, and an increase in depreciation and amortization expense in 2005 of $1.1 million relating to City National Plaza, offset by five months of depreciation and amortization expense in 2004 of $2.0 million relating to One Commerce Square.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

We received net proceeds of $151. 9 million from the Offering, and have utilized a portion of the net proceeds as follows:

•	acquired a 25% interest in Reflections I and Reflections II for an equity investment of $11.8 million

•	increased our indirect ownership interest in City National Plaza from 4.3% to 21.3% for a payment of $21 million

•	acquired the 50% interest in One Commerce Square owned by an unaffiliated third party for a purchase price of $24 million, plus the assumption of approximately $10 million of debt principal and interest repayment obligations. In addition, we repaid aggregate indebtedness of $10.7 million relating to One Commerce Square

•	redeemed preferred equity interests related to One Commerce Square held by an unaffiliated mezzanine debt lender on the property for $11.7 million

•	acquired a 25% interest in four properties in suburban Philadelphia for $136.0 million, of which we provided $8.8 million

•	repaid $9.4 million on the One Commerce Square mezzanine loan, including deferred interest, in April 2005

•	purchased the Two Commerce Square Junior B mezzanine loan from the lender for $2.5 million in April 2005

•	acquired a 25% interest in four properties in Houston for an equity investment of $15.3 million in August 2005

•	funded real estate improvements and development costs of $5.2 million

We intend to use the remaining net proceeds of the Offering to fund development costs associated with our development properties, and towards our co-investment obligation to our joint venture with CalSTRS or other future property acquisitions.

As of June 30, 2005, we have unrestricted cash and cash equivalents of $50.4 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt or equity securities. We do not currently anticipate issuing any additional equity securities either of our company or our Operating Partnership other than pursuant to our equity incentive plan. We also do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of equity securities, as market conditions permit.

As of June 30, 2005, we have an unfunded capital commitment to our joint venture with CalSTRS of $52.6 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

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

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenses for leasing commissions and tenant improvement costs on an annual basis. The level of these expenses varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenses of approximately $9.1 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the remainder of 2005.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at June 30, 2005 is as follows (in thousands):

	Payments Due by Period
	Through remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Regularly scheduled principal payments	$4,807	$9,369	$10,362	$4,763	$2,192	$71,618	$103,111
Balloon principal payments due at maturity	7,500	—	—	—	—	141,738	149,238
Interest payments—fixed rate debt	10,554	20,435	19,548	18,905	18,554	76,444	164,440
Interest payments—variable rate debt (1)	76	—	—	—	—	—	76
Capital commitments (2)	31,678	22,751	970	—	—	—	55,399
Operating lease (3)	64	127	127	127	53	—	498

Total	$54,679	$52,682	$31,007	$23,795	$20,799	$289,800	$472,762

(1)	The interest payments on the Four Points Centre and 2101 Market Street mortgage loans are based on the prime rate of 6.25% and an interest rate of 5.94%, respectively, as of June 30, 2005.

(2)	Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $2.8 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, we have an unfunded capital commitment of $52.6 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both us and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund approximately $30.0 million during 2005 and the remainder in 2006.

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

(3)	Represents the future minimum lease payments on our long-term operating lease for our corporate offices at City National Plaza. The table does not reflect available maturity extension options.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of June 30, 2005, our company had investments in entities owning eight unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties with outstanding debt as of June 30, 2005 (in thousands):

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.75%		$200,000	7/11/06
Senior mezzanine loan (2)	LIBOR + 4.50		51,128	7/11/06
Junior mezzanine loan	LIBOR + 6.15		25,000	7/11/06
2121 Market Street	6.1		19,792	8/1/33	(3)
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (4)	LIBOR + 3.25	(5)	1,600	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (4)	LIBOR + 3.25	(5)	2,200	3/6/10
Valley Square Office Park
Note A (4)	LIBOR + 1.75	(5)	27,500	3/1/07
Note B (4)	LIBOR + 3.25	(5)	2,400	3/1/07
Reflections I	5.23		23,349	4/1/15
Reflections II	5.22		9,729	4/1/15

			$440,198

(1)	We have purchased interest rate cap agreements for the outstanding City National Plaza loans. We are also required to purchase interest rate cap agreements for each future advance under the $125 million senior mezzanine loan.

(2)	The mortgage and senior mezzanine loans are subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, however, under certain circumstances the exit fees will be waived.

(3)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

(4)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(5)	The loan bears interest at the greater of the one month LIBOR or 2.25%, plus the applicable margin. As of June 30, 2005, the one month LIBOR exceeds 2.25%.

Cash Flows

Comparison of six months ended June 30, 2005 to six months ended June 30, 2004

Cash and cash equivalents were $50.4 million as of June 30, 2005 and $4.1 million as of June 30, 2004.

Operating Activities—Net cash provided by operating activities increased by $4.1 million to $6.0 million for the six months ended June 30, 2005 compared to $1.9 million for the six months ended June 30, 2004. The increase was primarily a result of an increase in net income and non-cash expenses, offset by a net increase in non-cash income. The increase in non-cash expenses was primarily a result of an increase in minority interest of $10.2 million, an increase of $3.2 million in equity in net loss of unconsolidated/uncombined real estate entities, and an increase in depreciation and amortization expense of $3.2 million resulting from the combination of One Commerce Square effective June 1, 2004. The net increase in non-cash income was the result of a $25.8 million gain from the purchase of the Two Commerce Square Junior B mezzanine loan in 2005, offset by a $975,000 gain on sale of real estate in 2004.

Further, net cash provided by operations increased due to a net increase in changes in assets and liabilities of $4.4 million. This increase was a result of a $2.2 million decrease in other assets, primarily as a result of a $3.0 million deposit in connection with the acquisition of the 50% interest in One Commerce Square in 2004 and costs incurred related to the Offering, a $1.7 million increase in prepaid rent at Two Commerce Square, a $1.7 million decrease in rents and other receivables, a $474,000 decrease in receivables—unconsolidated/uncombined real estate entities, and a $3.9 million decrease in deferred tax asset. The increase was offset by a $3.1 million decrease in accounts payable and other liabilities, a $1.8 million decrease in due to affiliate, and a $1.1 million decrease in deferred interest payable.

Investing Activities—Net cash provided by investing activities increased by $4.9 million to $6.1 million for the six months ended June 30, 2005 compared to $1.2 million for the six months ended June 30, 2004. The increase was primarily the result of a $14.8 million decrease in short-term investments and restricted cash, a deposit of $5.0 million in 2004 in connection with the acquisition of the 50% interest in One Commerce Square, and an increase in net distributions from unconsolidated/uncombined real estate entities of $2.4 million. The increase was offset by an increase in real estate improvements of $2.5 million, the acquisition of the four properties in suburban Philadelphia by our joint venture with CalSTRS in March 2005 for $8.8 million, additional cash of $2.6 million resulting from the consolidation of One Commerce Square in 2004, and the proceeds of $3.3 million from the sale of development property to an unaffiliated third party in 2004.

Financing Activities—Net cash used in financing activities increased by $15.7 million to $18.2 million for the six months ended June 30, 2005 compared to $2.5 million for the six months ended June 30, 2004. The increase was primarily a result of the repayment of the One Commerce Square mezzanine loan of $9.3 million in 2005, the purchase of the Two Commerce Square Junior B mezzanine loan for $2.5 million in 2005, the payment of dividends to common stockholders and distributions to limited partners in the operating partnership of $1.9 million in 2005, and net contributions of $2.5 million in 2004 from TPGI Predecessor.

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

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we intend to use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of June 30, 2005, our company had an insignificant level of outstanding consolidated floating rate debt.

City National Plaza is encumbered by a $200 million senior mortgage facility bearing interest at a floating rate of 1.75% above LIBOR, which we have hedged by entering into an interest rate cap agreement. In addition, City National Plaza is encumbered by a $125 million senior mezzanine loan at a floating rate of 4.5% above LIBOR, of which $51.1 million has been funded as of June 30, 2005, with respect to which we are required to purchase interest rate cap agreements as we borrow under this facility, and a $25 million junior mezzanine loan. The junior mezzanine loan bears interest at a floating rate of 6.2% above LIBOR. We have purchased an interest rate cap for this loan. Four Falls Corporate Center, Oak Hill Plaza, Walnut Hill Plaza and Valley Square Office Park are encumbered by total debt of $111.2 million, $33.7 million of which bears interest at floating rates. We have purchase interest rate caps for the floating rate loans. The mortgage facilities for Reflections I and Reflections II bear interest at fixed rates.

Our fixed and variable rate long-term debt at June 30, 2005 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2005	$4,807	$7,500	$12,307
2006	9,369	—	9,369
2007	10,361	—	10,361
2008	4,763	—	4,763
2009	2,192	—	2,192
Thereafter	213,357	—	213,357

Total	$244,849	$7,500	$252,349

Weighted average interest rate	8.7%	6.1%	8.6%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At June 30, 2005, our variable rate long-term debt represents 3.0% of our total long-term debt. If interest rates were to increase by 50 basis points, or by approximately 10% of the weighted average variable rate at June 30, 2005, the net impact would be increased costs of $38,000 per year.

As of June 30, 2005, the fair value of our mortgage and other secured loans aggregates $263.0 million, compared to the aggregated carrying value of $253.7 million.

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

We have devoted and continue to devote significant time and resources to initiatives intended to improve our internal control over financial reporting. We have undertaken these actions in response to (i) management’s and the Audit Committee’s directives to strengthen internal controls as a result of our growth and increased complexity, and (ii) changes in laws and regulations affecting public companies, including our obligation to comply with Section 404 of the Sarbanes Oxley Act of 2002 as of fiscal year end December 31, 2005. In connection with our Section 404 compliance effort, we have addressed and continue to address certain internal control deficiencies by, among other things, formalizing, documenting and communicating certain policies and procedures, strengthening information technology controls, and improving authorization and monitoring controls. All of these initiatives are being conducted under the oversight of the Audit Committee and senior management.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

We completed our Offering on October 13, 2004. We sold 14,285,714 shares of common stock at a price to the public of $12.00 per share, resulting in net proceeds of $151.9 million.

In April 2005, we used a portion of the proceeds of the Offering to repay the outstanding principal of $9.3 million on the One Commerce Square mezzanine loan. In August 2005, we used $15.3 million of the proceeds to fund our co-investment obligation to our joint venture with CalSTRS for the acquisition of four properties in Houston. We intend to use the remaining net proceeds to fund development costs associated with our development properties, and towards our co-investment obligation to our joint venture with CalSTRS or other future property acquisitions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our company’s annual meeting of its stockholders on June 15, 2005, stockholders elected James A. Thomas (12,726,344 votes for and 147,310 votes withheld), R. Bruce Andrews (12,832,154 votes for and 41,500 votes withheld), Edward D. Fox (12,832,154 votes for and 41,500 votes withheld), Winston H. Hickox (12,832,154 votes for and 41,500 votes withheld), Daniel Niedich (12,832,154 votes for and 41,500 votes withheld), Randall L. Scott (12,669,644 votes for and 204,010 votes withheld), and John R. Sischo (12,669,644 votes for and 204,010 votes withheld), as directors of our company each to serve a one-year term expiring following our annual meeting in 2006. Stockholders also ratified the selection of Deloitte & Touche LLP as our independent auditors for the year ended December 31, 2005 (12,683,967 votes for, 189,611 against and 75 abstained).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.29	Loan agreement dated as of August 4, 2005 between TPG—San Felipe Plaza, L.P. as borrower and Nomura Credit & Capital, Inc. as lender

10.30	Loan agreement dated as of August 4, 2005 between TPG—2500 City West L.P. as borrower and Nomura Credit & Capital, Inc. as lender

10.31	Loan agreement dated as of August 4, 2005 between TPG—BH/ICC, L.P. as borrower and Nomura Credit & Capital, Inc. as lender

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any registration statement filed under the Securities Act of 1933.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2005

THOMAS PROPERTIES GROUP, INC.

By:	/s/ JAMES A. THOMAS
James A. Thomas
Chief Executive Officer

By:	/s/ DIANA M. LAING
Diana M. Laing
Chief Financial Officer