Form 10-Q
period 2005-09-30
THOMAS PROPERTIES GROUP INC
filed 2005-11-14
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number 0-50854

THOMAS PROPERTIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0852352
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

515 South Flower Street, Sixth Floor Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (213) 613-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2005
Common Stock, $.01 par value per share	14,347,465

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL	INFORMATION

ITEM 1.	CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments in real estate:
Land and improvements	$62,527	$60,882
Buildings and improvements	252,665	252,009
Tenant improvements	66,126	64,638

	381,318	377,529
Less accumulated depreciation	(102,067)	(95,044)

	279,251	282,485
Investments in unconsolidated real estate entities	46,843	31,624
Cash and cash equivalents	28,818	56,506
Restricted cash	13,893	12,949
Short-term investments	—	14,000
Rents and other receivables, net	1,957	2,731
Receivables—unconsolidated real estate entities	899	381
Deferred rents	24,344	28,453
Deferred leasing and loan costs, net	15,052	16,871
Deferred tax asset	37,327	40,138
Other assets, net	4,653	5,464

Total assets	$453,037	$491,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$199,162	$207,931
Other secured loans	48,297	87,959
Accounts payable and other liabilities, net	11,245	9,177
Dividends and distributions payable	1,905	—
Due to affiliate	—	1,852
Prepaid rent	2,900	841

Total liabilities	263,509	307,760

Minority interests:
Unitholders in the Operating Partnership	80,906	76,458
Minority interests in consolidated real estate entities	1,533	1,451

Total minority interests	82,439	77,909

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of September 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,347,465 and 14,342,841 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	143	143
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of September 30, 2005 and December 31, 2004	167	167
Additional paid-in capital	106,714	106,673
Retained earnings (deficit)	382	(581)
Unearned compensation, net	(317)	(469)

Total stockholders’ equity	107,089	105,933

Total liabilities and stockholders’ equity	$453,037	$491,602

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND THOMAS PROPERTIES GROUP, INC.

PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	The Company	TPGI Predecessor	The Company	TPGI Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental	$7,676	$8,317	$24,229	$19,526
Tenant reimbursements	4,704	4,399	14,286	10,090
Parking and other	870	935	3,266	2,071
Investment advisory, management, leasing, and development services	1,148	2,413	3,601	5,023
Investment advisory, management, leasing, and development services—unconsolidated/uncombined real estate entities	2,887	2,343	6,124	4,394

Total revenues	17,285	18,407	51,506	41,104

Expenses:
Rental property operating and maintenance	3,265	3,365	10,909	7,822
Real estate taxes	1,451	1,457	4,343	3,204
Investment advisory, management, leasing, and development services	1,554	1,665	4,482	4,588
Rent—unconsolidated/uncombined real estate entities	58	96	175	217
Interest	4,971	6,760	16,224	17,767
Depreciation and amortization	2,957	2,674	9,384	5,862
General and administrative	3,722	1,459	9,649	4,161

Total expenses	17,978	17,476	55,166	43,621

(Loss) income before gain on sale of real estate, gain on purchase of other secured loan, interest income, equity in net loss of unconsolidated/uncombined real estate entities, and minority interests	(693)	931	(3,660)	(2,517)
Gain on sale of real estate	—	—	—	975
Gain on purchase of other secured loan	—	—	25,776	—
Interest income	363	17	1,084	19
Equity in net loss of unconsolidated/uncombined real estate entities	(5,639)	(502)	(9,377)	(1,031)
Minority interests – unitholders in the Operating Partnership	3,270	—	(7,386)	—
Minority interests in consolidated/combined real estate entities	(115)	(1,219)	(82)	(1,622)

(Loss) income before benefit (provision) for income taxes	(2,814)	(773)	6,355	(4,176)
Benefit (provision) for income taxes	1,068	—	(2,811)	—

Net (loss) income	$(1,746)	$(773)	$3,544	$(4,176)

(Loss) earnings per share – basic and diluted	$(0.12)		0.25

Weighted average common shares outstanding - basic	14,303,774		14,298,532
Weighted average common shares outstanding - diluted	14,303,774		14,307,584

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND THOMAS PROPERTIES GROUP, INC.

PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	The Company	TPGI Predecessor
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,544	$(4,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	—	(975)
Gain on purchase of other secured loan	(25,776)	—
Reversal of deferred interest on other secured loan	(515)	—
Write-off of unamortized deferred loan costs	268	—
Equity in net loss of unconsolidated/uncombined real estate entities	9,377	1,031
Deferred rents	4,118	3,880
Depreciation and amortization expense	9,384	5,862
Bad debt expense reversal	—	(225)
Amortization of loan costs	448	293
Amortization of loan premium	(342)	—
Amortization of above and below market leases, net	(195)	—
Vesting of stock options and restricted stock	389	—
Minority interests	7,468	1,622
Distributions from operations of unconsolidated real estate entities	1,875	—
Changes in assets and liabilities:
Rents and other receivables	774	(1,352)
Receivables—unconsolidated/uncombined real estate entities	(518)	(311)
Deferred leasing costs	(230)	(799)
Deferred tax asset	2,811	—
Other assets	811	(7,001)
Deferred interest payable	151	2,582
Accounts payable and other liabilities	1,006	6,571
Due to affiliate	(1,852)	—
Prepaid rent	2,059	(130)

Net cash provided by operating activities	15,055	6,872

Cash flows from investing activities:
Expenditures for improvements to real estate	(3,569)	(2,700)
Proceeds from sale of real estate	—	3,321
Purchases of interests in unconsolidated real estate entities	(24,075)	—
Return of capital from unconsolidated/uncombined real estate entities	8,373	2,445
Contributions to unconsolidated/uncombined real estate entities	(10,769)	(96)
Escrow deposits in connection with the purchase transaction for One Commerce Square	—	(6,000)
Cash acquired from One Commerce Square investment	—	2,619
Proceeds from maturity of short-term investments	14,000	—
Change in restricted cash	(944)	(538)

Net cash used in investing activities	(16,984)	(949)

Cash flows from financing activities:
Contributions from owners of TPGI Predecessor	—	3,749
Distributions to owners of TPGI Predecessor	—	(1,417)
Minority interest distributions	—	(395)
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(3,810)	—
Repayment of One Commerce Square mezzanine loan	(9,250)	—
Purchase of Two Commerce Square Junior B mezzanine loan	(2,500)	—
Principal payments of mortgage and other secured loans	(10,199)	(6,927)
Proceeds from mortgage and other secured loans	—	93

Net cash used in financing activities	(25,759)	(4,897)

Net (decrease) increase in cash and cash equivalents	(27,688)	1,026
Cash and cash equivalents at beginning of period	56,506	3,590

Cash and cash equivalents at end of period	$28,818	$4,616
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $1,206 and $116 for the nine months ended September 30, 2005 and 2004, respectively	$20,966	$14,655
Supplemental disclosure of non-cash investing and financing activities:
Consolidation of One Commerce Square:
Assets acquired, net of cash	$—	$105,101
Elimination of One Commerce Square investment	—	(9,804)
Liabilities assumed	—	(97,916)

Cash acquired	$—	$(2,619)

Accrual for dividends and distributions declared	$1,905	$—
Investments in real estate included in accounts payable and other liabilities	1,257	—
Contribution of land from owners	—	817

See accompanying notes to consolidated and combined financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

1. Organization and Description of Business

The terms “Thomas Properties”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. together with our operating partnership, Thomas Properties Group, L.P., or the “Operating Partnership.”

We were formed to succeed to certain businesses of the Thomas Properties predecessor (Thomas Properties Group, Inc. Predecessor, or “TPGI Predecessor”), which was not a legal entity but rather a combination of real estate entities and operations. We own, manage, lease, acquire and develop real estate, consisting primarily of office properties and related parking garages, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. The ultimate owners of TPGI Predecessor were Mr. James A. Thomas, our Chairman, Chief Executive Officer, and President, and certain others who had minor ownership interests.

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

Our operations are carried on through the Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of September 30, 2005, we held a 46.3% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

As of September 30, 2005, we were invested in the following real estate entities:

Entity	Type; Possible Planned Development	Location

Consolidated entities:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
2101 Market Street	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo (1)	Contract to purchase undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office – single tenancy	Reston, Virginia
Reflections II	Suburban office – single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Valley Square Office Park	Suburban office	Blue Bell, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
Intercontinental Center	Suburban office	Houston, Texas

TPG/P&A 2101 Market, LLC (2)	Undeveloped land; Residential/Office/Retail	PCBD

(1)	In October 2005, we exercised this option to acquire the undeveloped land (see note 8).

(2)	We hold a 50% interest in this company, which was formed to hold a general partnership interest in the 2101 Market Street development project.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests owned by Mr. Thomas and entities majority owned by him were contributed to the Operating Partnership in exchange for Units and have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at TPGI

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

Predecessor’s historical cost basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred, as though the entities had been combined at either the beginning of the period or inception. Prior to the Offering, Thomas Properties Group, Inc. and the Operating Partnership had no operations; therefore, the combined operations for periods prior to October 13, 2004 represent primarily the operations of TPGI Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, have been accounted for as a purchase, and the excess of the purchase price over the related historical cost basis has been allocated to the assets acquired and liabilities assumed.

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

The interests in One Commerce Square (beginning June 1, 2004), Two Commerce Square (beginning October 13, 2004), and Campus El Segundo (for all periods presented), not owned by us or TPGI Predecessor are reflected as minority interest. For periods subsequent to October 13, 2004, no losses of Two Commerce Square have been allocated to the minority partner, as no further contributions are required from the minority partner. Effective October 13, 2004, Mr. Thomas owns an 11% ownership interest in each of One Commerce Square and Two Commerce Square. An unrelated party owned a 29% ownership interest in Campus El Segundo through October 2005, at which time we purchased its entire interest for $5,000,000 (see note 8).

Earnings (loss) per share

The computation of basic earnings (loss) per share is based on net income (loss) and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted earnings per share includes the assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that have been granted, all calculated using the treasury stock method.

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

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

3. Unconsolidated/Uncombined Real Estate Entities

The unconsolidated/uncombined real estate entities include the entities that own One Commerce Square (through May 31, 2004, as this entity was considered to be a variable interest entity on June 1, 2004), 2121 Market Street, Harris Building Associates, TPG/CalSTRS, LLC, a joint venture with the California State Teachers Retirement System (“CalSTRS”) and TPG/P&A 2101 Market, LLC. TPG/CalSTRS, LLC owns the following properties:

City National Plaza, including the off-site garage, which serves City National Plaza, (purchased January 28, 2003)

Reflections I (purchased October 13, 2004)

Reflections II (purchased October 13, 2004)

Four Falls Corporate Center (purchased March 2, 2005)

Oak Hill Plaza (purchased March 2, 2005)

Walnut Hill Plaza (purchased March 2, 2005)

Valley Square Office Park (purchased March 2, 2005)

San Felipe Plaza (purchased August 4, 2005)

2500 City West (purchased August 4, 2005)

Brookhollow Central I, II and III (purchased August 4, 2005)

Intercontinental Center (purchased August 4, 2005)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of May 31, 2004 for One Commerce Square (after which date this entity was combined or consolidated) and as of September 30, 2005 for all other entities:

One Commerce Square	50.0% (1)
2121 Market Street	50.0%
Harris Building Associates	0.1%(2)
TPG/CalSTRS, LLC:
City National Plaza	21.3%(3)
All other properties	25.0%(4)
TPG/P&A 2101 Market, LLC	50.0%

(1)	Prior to October 13, 2004, TPGI Predecessor and an unaffiliated third party each owned 50.0% of the Series A preferred capital and non-preferred capital of the partnership that owned One Commerce Square. In addition, an unaffiliated third party owned the $6.75 million Series B preferred capital. In accordance with the partnership agreement, the holder of the Series B preferred capital was entitled to preferred cumulative distributions of 17.5% per annum, after the holders of the Series A preferred capital received their preferred cumulative distributions. Thereafter, distributions went to the holders of the non-preferred capital.

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

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

On October 13, 2004, at the consummation of the Offering, we acquired the 50% ownership interest from the unaffiliated third party, and redeemed the preferred equity interests. In addition, TPGI Predecessor contributed a 39% ownership interest in the property to us, resulting in an 89% ownership interest, and we have consolidated the accounts of that property.

(2)	The partnership that owns 2121 Market Street entered into a master lease for the property with Harris Building Associates designed to allow a third party investor to take advantage of the historic tax credits for the property. The Operating Partnership and an unrelated party each hold a 0.05% general partnership interest in Harris Building Associates. The 99.9% limited partner of Harris Building Associates contributed $3.5 million and no further contributions are required. In addition, this partner is entitled to various distributions, fees, and priority returns. During 2004, the accumulated losses and distributions for this limited partner equaled their contribution amount and priority return. As such, net income/loss is allocated equally to the general partners, resulting in an allocation of 50% net income/loss to us.

(3)	On October 13, 2004, at the consummation of the Offering, we increased our ownership interest in the property from 4.3% to 21.3%.

In accordance with the limited liability agreement, the minority owner of City National Plaza and the Operating Partnership are initially allocated depreciation expense of City National Plaza ahead of CalSTRS. This resulted in the allocation to us of 22.5% of City National Plaza’s depreciation expense and 4.3% of City National Plaza’s net income/loss (excluding depreciation expense) for periods prior to October 13, 2004, and an allocation of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income/loss (excluding depreciation expense) for periods subsequent to October 13, 2004.

(4)	In accordance with the limited liability agreement, the Operating Partnership is initially allocated depreciation expense of the properties ahead of CalSTRS. This resulted in the allocation to us of 100% of depreciation expense and 25% of net income (excluding depreciation expense) of the properties.

Investments in unconsolidated real estate entities as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
2121 Market Street and Harris Building Associates	$(1,011)	$(932)
TPG/CalSTRS, LLC:
City National Plaza	21,758	20,832
Reflections I	1,353	7,492
Reflections II	1,630	4,232
Four Falls Corporate Center	2,634	—
Oak Hill Plaza	1,168	—
Walnut Hill Plaza	1,078	—
Valley Square Office Park	1,440	—
San Felipe Plaza	8,284	—
2500 City West	3,787	—
Brookhollow Central I, II and III	2,757	—
Intercontinental Center	268	—
TPG/P&A 2101 Market, LLC	1,697	—

	$46,843	$31,624

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

The following is a summary of the investments in unconsolidated real estate entities for the nine months ended September 30, 2005:

Investment balance, December 31, 2004	$31,624
Contributions, including $24,075 for acquisition of new properties	34,844
Equity in net loss of unconsolidated real estate entities	(9,377)
Distributions	(10,248)

Investment balance, September 30, 2005	$46,843

TPG/CalSTRS, LLC, was formed to acquire office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Core plus properties consist of under-performing properties that we believe can be brought to market potential through improved management. Value-add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which we believe can be positively impacted by introduction of new capital and/or management. Under the joint venture agreement, we have an exclusive obligation until the earlier of May 1, 2007 and the date CalSTRS has contributed its full capital commitment to the joint venture to first present all acquisition opportunities involving core plus and value-add properties to the joint venture before we may pursue them individually or in a joint venture with other parties. We are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except that for Reflections I and II, which are 100% leased, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period.

As of September 30, 2005, the unfunded capital commitments of CalSTRS and the Company were $73,130,000 and $24,377,000, respectively.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

Following is summarized financial information for the unconsolidated/uncombined real estate entities as of September 30, 2005 and December 31, 2004 and the three and nine months ended September 30, 2005 and 2004:

Summarized Balance Sheets

	September 30, 2005	December 31, 2004
ASSETS
Investments in real estate	$713,266	$351,157
Receivables including deferred rents	15,336	14,397
Other assets	165,684	39,142

Total assets	$894,286	$404,696

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$671,711	$266,256
Other liabilities	42,953	27,718

Total liabilities	714,664	293,974

Minority interest	—	1,566
Owners’ equity:
Thomas Properties, including $27 and $34 of other comprehensive loss in 2005 and 2004, respectively	48,610	31,728
Other owners, including $82 and $342 of other comprehensive loss in 2005 and 2004, respectively	131,012	77,428

Total owners’ equity	179,622	109,156

Total liabilities and owners’ equity	$894,286	$404,696

Summarized Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$20,637	$12,168	$51,679	$46,840

Expenses:
Operating and other expenses	14,163	8,771	34,582	29,667
Interest expense	8,876	3,712	20,058	10,511
Depreciation and amortization	11,264	2,518	21,731	8,981

Total expenses	34,303	15,001	76,371	49,159

Net loss	$(13,666)	$(2,833)	$(24,692)	$(2,319)

Thomas Properties / TPGI Predecessor’s share of net loss	$(5,913)	$(530)	$(9,894)	$(1,298)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

Included in the preceding summarized balance sheets as of September 30, 2005 and December 31, 2004, are the following balance sheets of TPG/CalSTRS, LLC:

	September 30, 2005	December 31, 2004
ASSETS
Investments in real estate	$692,116	$331,140
Receivables including deferred rents	12,885	9,530
Other assets	162,401	38,764

Total assets	$867,402	$379,434

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$651,981	$246,338
Other liabilities	36,561	20,410

Total liabilities	688,542	266,748

Minority interest	—	1,566
Owners’ equity:
Thomas Properties, including $19 and $34 of other comprehensive loss in 2005 and 2004, respectively	47,203	32,785
Other owners, including $59 and $342 of other comprehensive loss in 2005 and 2004, respectively	131,657	78,335

Total owners’ equity	178,860	111,120

Total liabilities and owners’ equity	$867,402	$379,434

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

Following is summarized financial information by real estate entity for the unconsolidated/uncombined real estate entities for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005
	2121 Market Street and Harris Building Associates	TPG/P&A 2101 Market, LLC	TPG/CalSTRS, LLC	Total
Revenues	$1,321	$—	$19,316	$20,637

Expenses:
Operating and other	814	68	13,281	14,163
Interest	303	—	8,573	8,876
Depreciation and amortization	284	—	10,980	11,264

Total expenses	1,401	68	32,834	34,303

Net loss	$(80)	$(68)	$(13,518)	$(13,666)

Thomas Properties’ share of net loss	$(53)	$(34)	$(5,826)	$(5,913)

Intercompany eliminations				274

Equity in net loss of unconsolidated real estate entities				$(5,639)

	Three months ended September 30, 2004
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$1,254	$10,914	$12,168

Expenses:
Operating and other	834	7,937	8,771
Interest	309	3,403	3,712
Depreciation and amortization	283	2,235	2,518

Total expenses	1,426	13,575	15,001

Net loss	$(172)	$(2,661)	$(2,833)

TPGI Predecessor’s share of net loss	$(39)	$(491)	$(530)

Intercompany eliminations and other adjustments			28

Equity in net loss of uncombined real estate entities			$(502)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

	Nine months ended September 30, 2005
	2121 Market Street and Harris Building Associates	TPG/P&A 2101 Market, LLC	TPG/CalSTRS, LLC	Total
Revenues	$3,985	$—	$47,694	$51,679

Expenses:
Operating and other	2,602	68	31,912	34,582
Interest	908	—	19,150	20,058
Depreciation and amortization	852	—	20,879	21,731

Total expenses	4,362	68	71,941	76,371

Net loss	$(377)	$(68)	$(24,247)	$(24,692)

Thomas Properties’ share of net loss	$(176)	$(34)	$(9,684)	$(9,894)

Intercompany eliminations				517

Equity in net loss of unconsolidated real estate entities				$(9,377)

	Nine months ended September 30, 2004
	One Commerce Square	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$9,629	$3,784	$33,427	$46,840

Expenses:
Operating and other	4,531	2,530	22,606	29,667
Interest	2,373	925	7,213	10,511
Depreciation and amortization	2,035	849	6,097	8,981

Total expenses	8,939	4,304	35,916	49,159

Net income (loss)	$690	$(520)	$(2,489)	$(2,319)

TPGI Predecessor’s share of net loss	$(33)	$(103)	$(1,162)	$(1,298)

Intercompany eliminations				267

Equity in net loss of uncombined real estate entities				$(1,031)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Our share of owners’ equity recorded by unconsolidated real estate entities	$48,610	$31,728
Intercompany eliminations and other adjustments	(1,767)	(104)

Investments in unconsolidated real estate entities	$46,843	$31,624

4. Debt

A summary of the outstanding debt as of September 30, 2005 is as follows:

	Interest rate	Outstanding debt	Maturity date
One Commerce Square mortgage loan (1)	7.0%	$72,544	4/11/28
Two Commerce Square:
Mortgage loan (2)	6.3	121,402	5/09/13
Senior mezzanine loan (3) (4)	17.2	44,412	1/09/10
Junior A mezzanine loan (3) (5)	15.0	3,885	1/09/10
Four Points Centre mortgage loan (6)	Prime rate	4,000	8/28/06

Total principal outstanding		246,243
Loan premium (7)		1,216

Total debt		$247,459

(1)	The mortgage loan is prepayable without penalty after March 11, 2008, at which date the outstanding principal amount of this debt will be approximately $68.9 million. The interest rate will increase by 2.0% on April 11, 2008, which additional amount may be deferred until maturity. Any deferred amounts are added to the principal balance of the loan and accrue interest at 9.0%. Provided there is no deferred interest, the loan balance will be fully amortized on April 11, 2028, the maturity date of the loan.

(2)	The mortgage loan may be defeased after October 2005, and may be prepaid after February 2013.

(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event these guarantees are called upon.

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of September 30, 2005 was 17.2% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)	The prime rate as of September 30, 2005 was 6.75% per annum.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

(7)	In connection with the acquisition of a 50% third-party interest in One Commerce Square, a premium was recorded to mark 50% of the assumed mortgage loan to market value.

We purchased the Two Commerce Square Junior B mezzanine loan from the lender for $2,500,000, which resulted in a gain of $25,776,000 in April 2005.

In April 2005, we repaid the outstanding principal of the One Commerce Square mezzanine loan in the amount of $9,250,000. Based on an agreement with the lender, $515,000 of accrued interest was reversed and credited to interest expense in the second quarter of 2005.

In September 2005, we repaid the $3,500,000 mortgage loan for 2101 Market Street.

5. Earnings (Loss) per Share

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 (in thousands except share and per share amounts):

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net (loss) income available to common shares	$(1,746)	$3,544

Weighted average common shares outstanding — basic	14,303,774	14,298,532
Potentially dilutive common shares(1):
Stock options	—	6,866
Unvested restricted stock	—	2,186

Adjusted weighted average common shares outstanding — diluted	14,303,774	14,307,584

(Loss) earnings per share — basic	$(0.12)	$0.25

(Loss) earnings per share — diluted	$(0.12)	$0.25

(1)	For the three months ended September 30, 2005, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

6. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of September 30, 2005, we held a 46.3% capital interest in the Operating Partnership. For the three and nine months ended September 30, 2005, we were allocated 46.3% of the losses from the Operating Partnership.

Our effective tax rates are 41.6% and 42.6% for the three and nine months ended September 30, 2005. The higher effective tax rates compared to the federal statutory rate of 35% are primarily due to state taxes, net of federal tax expense.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND THOMAS PROPERTIES

GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Tabular amounts in thousands)

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

Our estimates of the fair value of financial instruments at September 30, 2005 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of September 30, 2005, the fair value of our mortgage and other secured loans aggregates $248,692,000, compared to the aggregated carrying value of $247,459,000, including loan premium of $1,216,000.

8. Subsequent Events

In October 2005, our subsidiary, TPG-El Segundo Partners, LLC, exercised its option to acquire 46.5 acres of land for our Campus El Segundo development in El Segundo, California. We have entitled Campus El Segundo for a 2.175 million-square-foot mixed-use project with commercial, retail and community serving components.

The land was acquired for $30,000,000, which was financed in part with a secured mortgage loan in the amount of $19,500,000, with a term of two years with three one-year extension options. The loan bears interest at LIBOR plus 2.25%, or the prime rate, at our option.

We also purchased the entire interest of our unaffiliated minority partner in TPG-El Segundo Partners, LLC for consideration of $5,000,000, $3,900,000 of which was financed with an unsecured loan from the minority partner on which principal and interest at 5% is payable on October 12, 2009. At September 30, 2005 and December 31, 2004, the minority interest in TPG-El Segundo Partners, LLC was $1,099,000 and $1,133,000, respectively.

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

When you read the financial statements and the information included in this report, you should be aware that our operations are significantly affected by both macro and micro economic forces. Our operations are directly affected by actual and perceived trends in various national and regional economic conditions that affect global and regional markets for commercial real estate services, including interest rates, the availability of credit to finance commercial real estate transactions, and the impact of tax laws affecting real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for or increased supply of real estate, or the public perception that any of these events may occur can adversely affect our business. These conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from leases. In addition, these conditions could lead to a decline in property values as well as a decline in funds invested in commercial real estate and related assets, which in turn may reduce revenues from investment advisory, property management, leasing and development fees.

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

During the period from our formation until we commenced operations upon consummation of our Offering on October 13, 2004, we did not have any material corporate activity. Because we believe that a discussion of the results of our company prior to the consummation of our Offering would not be meaningful, we have set forth below a discussion of our results of operations for the three and nine months ended September 30, 2005 and TPGI Predecessor’s historical results of operations for the three and nine months ended September 30, 2004.

Results of Operations

The results of operations reflect the consolidation/combination of the affiliates that own One Commerce Square (beginning June 1, 2004), Two Commerce Square, 2101 Market Street, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting:

2121 Market Street (for all periods presented)

City National Plaza (for all periods presented)

One Commerce Square (through May 31, 2004)

Reflections I (as of October 13, 2004, the date of acquisition)

Reflections II (as of October 13, 2004, the date of acquisition)

Four Falls Corporate Center (as of March 2, 2005, the date of acquisition)

Oak Hill Plaza (as of March 2, 2005, the date of acquisition)

Walnut Hill Plaza (as of March 2, 2005, the date of acquisition)

Valley Square Office Park (as of March 2, 2005, the date of acquisition)

San Felipe Plaza (as of August 4, 2005, the date of acquisition)

2500 City West (as of August 4, 2005, the date of acquisition)

Brookhollow Central I, II, and III (as of August 4, 2005, the date of acquisition)

Intercontinental Center (as of August 4, 2005, the date of acquisition)

Comparison of three months ended September 30, 2005 to three months ended September 30, 2004

Total revenues. Total revenues decreased by $1.1 million, or 6.1%, to $17.3 million for the three months ended September 30, 2005 compared to $18.4 million for the three months ended September 30, 2004. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $641,000 or 7.7% to $7.7 million for the three months ended September 30, 2005 compared to $8.3 million for the three months ended September 30, 2004, which is primarily due to the effect of the straight-line rent calculation for One Commerce Square.

Tenant reimbursements. Revenues from tenant reimbursements increased by $305,000, or 6.9%, to $4.7 million for the three months ended September 30, 2005 compared to $4.4 million for the three months ended September 30, 2004, primarily due to the modification of one tenant’s lease at One Commerce Square, in which the tenant began paying for its share of operating expenses beginning in January 2005.

Parking and other revenues. Revenues from parking and other decreased by $65,000, or 7.0%, to $870,000 for the three months ended September 30, 2005 compared to $935,000 for the three months ended September 30, 2004, primarily as a result of a decrease in parking revenues related to the 2101 Market Street development property. Beginning in May 2005, upon commencement of the development of the property, the incidental parking revenues are accounted for as a reduction of capitalized project costs.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $1.3 million, or 52.4%, to $1.1 million for the three months ended September 30, 2005 compared to $2.4 million for the three months ended September 30, 2004. This decrease was primarily a result of decreased leasing commissions of $1.1 million related to 1835 Market Street, Pacific Financial Plaza, and other unaffiliated properties.

Investment advisory, management, leasing and development services revenues – unconsolidated/uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated/uncombined real estate entities increased by $544,000, or 23.2%, to $2.9 million for the three months ended September 30, 2005 compared to $2.3 million for the three months ended September 30, 2004. This increase was primarily a result of fee income related to the property investments in Houston and suburban Philadelphia, which were acquired in August and March 2005, respectively, by our joint venture with CalSTRS. We earned a one-time acquisition fee of $1.1 million relating to the Houston properties, and investment advisory and management fees during the third quarter of 2005 of $505,000 relating to all of the acquired properties. In addition, a portion of the increase was a result of leasing commissions of $209,000 and reimbursed compensation costs of $156,000 relating to the acquired properties.

The increase was partially offset by a decrease in leasing commissions at City National Plaza of $1.4 million. Leasing commissions for the three months ended September 30, 2005 were $196,000, compared to leasing commissions for the three months ended September 30, 2004 of $1.6 million. This decrease was partially due to the fact that in October 2004, we increased our ownership interest in City National Plaza from 4.3% to 21.3%, which had the effect of reducing the investment advisory, management, leasing and development services revenue recognized by us due to elimination of intercompany revenues. Investment advisory and management fees related to City National Plaza decreased $92,000 during the three months ended September 30, 2005, and was offset by an increase in development fees of $72,000.

Total expenses. Total expenses increased by $502,000, or 2.9%, to $18.0 million for the three months ended September 30, 2005 compared to $17.5 million for the three months ended September 30, 2004. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense remained consistent for each of the three month periods ended September 30, 2005 and 2004.

Real estate taxes. Real estate tax expense remained consistent for each of the three month periods ended September 30, 2005 and 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services remained consistent for each of the three month periods ended September 30, 2005 and 2004.

Interest expense. Interest expense decreased by $1.8 million or 26.5% to $5.0 million for the three months ended September 30, 2005 compared to $6.8 million for the three months ended September 30, 2004. This decrease is primarily due to a decrease in interest expense relating to Two Commerce Square of $602,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans. The decrease was also due to a decrease in interest expense relating to One Commerce Square of $549,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily due to the repayment of the mezzanine loan in April 2005 and the credit facility in October 2004. Further, the decrease is also the result of an increase in capitalized interest of $538,000 related to the Four Points Centre, Campus El Segundo, and 2101 Market Street development properties. We began capitalizing interest on Four Points Centre, Campus El Segundo, and 2101 Market Street in October 2004, April 2005, and July 2005, respectively.

Depreciation and amortization expense. Depreciation and amortization expense increased by $283,000, or 10.6%, to $3.0 million for the three months ended September 30, 2005 compared to $2.7 million for the three months ended September 30, 2004. The increase is primarily a result of additional real estate improvements and a higher basis resulting from purchase accounting at One Commerce Square.

General and administrative. General and administrative expense increased by $2.2 million, or 155.1%, to $3.7 million for the three months ended September 30, 2005 compared to $1.5 million for the three months ended September 30, 2004. The increase is primarily due to an increase in salaries and employment related costs and overhead of becoming a public company on October 13, 2004. Overhead expenses include such costs as Sarbanes-Oxley related costs and directors’ and officers’ insurance premiums.

Interest income. Interest income was $363,000 for the three months ended September 30, 2005, primarily due to interest income earned on cash balances.

Equity in net loss of unconsolidated/uncombined real estate entities. Equity in net loss of unconsolidated/uncombined real estate entities increased by $5.1 million to a net loss of $5.6 million for the three months ended September 30, 2005 compared to a net loss of $502,000 for the three months ended September 30, 2004. Set forth below is a summary of the unconsolidated/uncombined condensed financial information for the unconsolidated/uncombined real estate entities and our share of net loss and equity in net loss for the three months ended September 30, 2005 and 2004 (in thousands):

	Thomas Properties 2005	TPGI Predecessor 2004

Revenue	$20,637	$12,168
Operating and other expenses	(14,163)	(8,771)
Interest expense	(8,876)	(3,712)
Depreciation and amortization	(11,264)	(2,518)

Net loss	$(13,666)	$(2,833)

Thomas Properties’ and TPGI Predecessor’s share of net loss	$(5,913)	$(530)
Intercompany eliminations	274	28

Equity in net loss of unconsolidated/uncombined real estate entities	$(5,639)	$(502)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated/uncombined real estate entities for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 increased primarily due to the acquisition of our interests in Reflections I and Reflections II on October 12, 2004, four properties in suburban Philadelphia on March 2, 2005 and four properties in Houston on August 4, 2005.

Aggregate interest expense increased by $5.2 million, or 139.1%, to $8.9 million for the three months ended September 30, 2005 compared to $3.7 million for the three months ended September 30, 2004 primarily as a result of an increase in interest expense of $1.0 million relating to the refinancing of the City National Plaza acquisition loan, and interest expense of $4.2 million relating to the debt obligations of Reflections I and Reflections II, the four properties in suburban Philadelphia, and the four properties in Houston.

Aggregate depreciation and amortization expense increased by $8.8 million, or 347.3%, to $11.3 million for the three months ended September 30, 2005 compared to $2.5 million for the three months ended September 30, 2004 primarily as a result of additional depreciation and amortization expense of $8.1 million due to the acquisition of our interests in Reflections I and Reflections II, the four properties in suburban Philadelphia, and the four properties in Houston. In addition, the increase is a result of additional real estate improvements at City National Plaza during 2005 and 2004, which resulted in an increase of $676,000 in depreciation and amortization expense for the three months ended September 30, 2005, as compared to three months ended September 30, 2004.

Comparison of nine months ended September 30, 2005 to nine months ended September 30, 2004

Total revenues. Total revenues increased by $10.4 million, or 25.3%, to $51.5 million for the nine months ended September 30, 2005 compared to $41.1 million for the nine months ended September 30, 2004. The significant components of revenue are discussed below.

Rental revenues. Rental revenue increased by $4.7 million, or 24.1%, to $24.2 million for the nine months ended September 30, 2005 compared to $19.5 million for the nine months ended September 30, 2004. This increase is primarily a result of five incremental months of revenue in the amount of $5.2 million due to the combination of the operating results of One Commerce Square as of June 1, 2004, offset by the effect of the straight-line rent calculation for One Commerce Square.

Tenant reimbursements. Revenues from tenant reimbursements increased by $4.2 million, or 41.6%, to $14.3 million for the nine months ended September 30, 2005 compared to $10.1 million for the nine months ended September 30, 2004. This increase was primarily a result of five incremental months of revenue in the amount of $4.0 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Parking and other revenues. Revenues from parking and other increased by $1.2 million, or 57.7%, to $3.3 million for the nine months ended September 30, 2005 compared to $2.1 million for the nine months ended September 30, 2004, primarily as a result five incremental months of revenue in the amount of $730,000 due to the combination of the operating results of One Commerce Square as of June 1, 2004, and a lease termination fee of $434,000 for a tenant in One Commerce Square in 2005.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $1.4 million, or 28.3%, to $3.6 million for the three months ended September 30, 2005 compared to $5.0 million for the three months ended September 30, 2004. This decrease was primarily a result of decreased leasing commissions of $1.0 million related to 1835 Market Street, Pacific Financial Plaza, and other unaffiliated properties.

Investment advisory, management, leasing and development services revenues – unconsolidated/uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated/uncombined real estate entities increased by $1.7 million, or 39.4%, to $6.1 million for the nine months ended September 30, 2005 compared to $4.4 million for the nine months ended September 30, 2004. This increase was primarily a result of fee income related to the investments in Houston and suburban Philadelphia, which were acquired in August and March 2005, respectively, by our joint venture with CalSTRS. We earned one-time acquisition fees of $1.7 million, and investment advisory and management fees of $782,000 during the nine months ended September 30, 2005 relating to these acquired properties. In addition, the increase was a result of leasing commissions of $252,000 and reimbursed compensation costs of $250,000 relating to the acquired properties.

The increase was partially offset by a decrease in leasing commission at City National Plaza of $831,000. Leasing commissions for the nine months ended September 30, 2005 were $754,000, compared to leasing commissions for the nine months ended September 30, 2004 of $1.6 million. This decrease was partially due to the fact that in October 2004, we increased our ownership interest in City National Plaza from 4.3% to 21.3%, which had the effect of reducing the investment advisory, management, leasing and development services revenue recognized by us due to elimination of intercompany revenues. Investment advisory and management fees related to City National Plaza decreased $366,000 during the nine months ended September 30, 2005, and was offset by an increase in development fees of $283,000. In addition, the increase was offset by a decrease of $312,000 in investment advisory, management and leasing fees and reimbursed compensation costs related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Total expenses. Total expenses increased by $11.6 million, or 26.5%, to $55.2 million for the nine months ended September 30, 2005 compared to $43.6 million for the nine months ended September 30, 2004. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $3.1 million, or 39.5%, to $10.9 million for the nine months ended September 30, 2005 as compared to $7.8 million for the nine months ended September 30, 2004, primarily due to five incremental months of expense in the amount of $3.2 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Real estate taxes. Real estate tax expense increased by $1.1 million, or 35.5%, to $4.3 million for the nine months ended September 30, 2005 compared to $3.2 million for the nine months ended September 30, 2004. This increase is primarily a result of five incremental months of expense in the amount of $1.1 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services remained consistent for each of the nine month periods ended September 30, 2005 and 2004.

Interest expense. Interest expense decreased by $1.6 million or 8.7% to $16.2 million for the nine months ended September 30, 2005 compared to $17.8 million for the nine months ended September 30, 2004. This decrease is primarily due to a decrease in interest expense relating to Two Commerce Square of $1.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans, offset by the write-off of unamortized deferred loan costs associated with the mezzanine loan. The decrease was also due to an agreement with the lender on the One Commerce Square mezzanine loan regarding the calculation of deferred interest. We repaid the principal amount of this loan in April 2005, and had accrued $1.0 million of deferred interest. The lender agreed to payment of deferred interest of $515,000, and the remaining $515,000 was recorded as a decrease to interest expense in 2005. Further, the decrease is also the result of an increase in capitalized interest of $1.1 million related to the Four Points Centre, Campus El Segundo, and 2101 Market Street development properties. We began capitalizing interest on Four Points Centre, Campus El Segundo, and 2101 Market Street in October 2004, April 2005, and July 2005, respectively. This decrease was offset as a result of five incremental months of expense in the amount of $1.4 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Depreciation and amortization expense. Depreciation and amortization expense increased by $3.5 million, or 60.1%, to $9.4 million for the nine months ended September 30, 2005 compared to $5.9 million for the nine months ended September 30, 2004. This increase was primarily the result of five incremental months of expense in the amount of $2.8 million due to the combination of the operating results of One Commerce Square as of June 1, 2004, and a result of additional real estate improvements and a higher basis resulting from purchase accounting at One Commerce Square.

General and administrative. General and administrative expense increased by $5.4 million, or 131.9%, to $9.6 million for the three months ended September 30, 2005 compared to $4.2 million for the nine months ended September 30, 2004. The increase is primarily due to an increase in salaries and employment related costs and overhead of becoming a public company on October 13, 2004. Overhead expenses include such costs as Sarbanes-Oxley related costs and directors’ and officers’ insurance premiums.

Gain on sale of real estate. Gain on sale of real estate was $975,000 for the nine months ended September 30, 2004 due to the sale of a parcel of development property at our Four Points Centre project in Austin, Texas, which was sold to an unaffiliated third party. There were no land sales for the nine months ended September 30, 2005.

Gain on purchase of other secured loan. Gain on purchase of other secured loan was $25.8 million for the nine months ended September 30, 2005 due to the purchase of the Two Commerce Square Junior B mezzanine loan in April 2005 at a discount.

Interest income. Interest income was $1.1 million for the nine months ended September 30, 2005, primarily due to interest income earned on cash balances.

Equity in net loss of unconsolidated/uncombined real estate entities. Equity in net loss of unconsolidated/uncombined real estate entities increased by $8.4 million to a net loss of $9.4 million for the nine months ended September 30, 2005 compared to a net loss of $1.0 million for the nine months ended September 30, 2004. Set forth below is a summary of the unconsolidated/uncombined condensed financial information for the unconsolidated/uncombined real estate entities and our share of net loss and equity in net loss for the nine months ended September 30, 2005 and 2004 (in thousands):

	Thomas Properties 2005	TPGI Predecessor 2004

Revenue	$51,679	$46,840
Operating and other expenses	(34,582)	(29,667)
Interest expense	(20,058)	(10,511)
Depreciation and amortization	(21,731)	(8,981)

Net loss	$(24,692)	$(2,319)

Thomas Properties’ and TPGI Predecessor’s share of net loss	$(9,894)	$(1,298)
Intercompany eliminations	517	267

Equity in net loss of unconsolidated/uncombined real estate entities	$(9,377)	$(1,031)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated/uncombined real estate entities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 increased primarily due to the acquisition of our interests in Reflections I and Reflections II on October 12, 2004, four properties in suburban Philadelphia on March 2, 2005 and four properties in Houston on August 4, 2005. The increase was offset by the combination of One Commerce Square effective June 1, 2004. As a result, there was five months of revenue and expenses in the nine months ended September 30, 2004 for this property, with no corresponding revenue and expenses in the nine months ended September 30, 2005.

Aggregate interest expense increased by $9.6 million, or 90.8%, to $20.1 million for the nine months ended September 30, 2005 compared to $10.5 million for the nine months ended September 30, 2004 primarily as a result of an increase in interest expense of $5.2 million relating to the refinancing of the City National Plaza acquisition loan and interest expense of $6.7 million relating to the debt obligations of Reflections I and Reflections II, the four properties in suburban Philadelphia and the four properties in Houston, offset by five months of interest expense in 2004 of $2.4 million relating to One Commerce Square.

Aggregate depreciation and amortization expense increased by $12.7 million, or 142.0%, to $21.7 million for the nine months ended September 30, 2005 compared to $9.0 million for the nine months ended September 30, 2004 primarily as a result of additional depreciation and amortization expense of $13.1 million due to the acquisition of our interests in Reflections I and Reflections II, the four properties in suburban Philadelphia, and the four properties in Houston. In addition, the increase is a result of additional real estate improvements at City National Plaza during 2005 and 2004, which resulted in an increase of $1.7 million in depreciation and amortization expense for the nine months ended September 30, 2005, as compared to nine months ended September 30, 2004. The increase was offset by five months of depreciation and amortization expense in 2004 of $2.0 million relating to One Commerce Square, with no corresponding depreciation and amortization expense in 2005.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

We received net proceeds of $151.9 million from the Offering, and have utilized a majority of the net proceeds as follows:

•	acquired a 25% interest in Reflections I and Reflections II for an equity investment of $11.8 million;

•	increased our indirect ownership interest in City National Plaza from 4.3% to 21.3% for a payment of $21 million;

•	acquired the 50% interest in One Commerce Square owned by an unaffiliated third party for a purchase price of $24 million, plus the assumption of approximately $10 million of debt principal and interest repayment obligations. In addition, we repaid aggregate indebtedness of $10.7 million relating to One Commerce Square;

•	redeemed preferred equity interests related to One Commerce Square held by an unaffiliated mezzanine debt lender on the property for $11.7 million ;

•	acquired a 25% interest in four properties in suburban Philadelphia, which were purchased for $136.0 million, of which we provided $8.8 million;

•	repaid $9.4 million on the One Commerce Square mezzanine loan, including deferred interest;

•	purchased the Two Commerce Square Junior B mezzanine loan from the lender for $2.5 million;

•	acquired a 25% interest in four properties in Houston, which were purchased for $280.5 million, of which we provided $15.3 million;

•	exercised our option to acquire land for the Campus El Segundo development, including acquiring the entire interest of our unaffiliated minority partner, for $11.6 million in October 2005; and

•	funded real estate improvements and development costs of $5.2 million

As of September 30, 2005, we have unrestricted cash and cash equivalents of $28.8 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of September 30, 2005, we have an unfunded capital commitment to our joint venture with CalSTRS of $24.4 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

We intend to declare and pay annual dividends on our common stock. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Both of our consolidated operating properties, One Commerce Square and Two Commerce Square, are subject to debt financing covenants containing lock-box arrangements. For One Commerce Square, funds generated by the property can only be distributed to us after payment of property level debt and operating expenditures. As a result, there is limited cash available from One Commerce Square for distribution to us. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the lock-box arrangements established for the existing lenders for the property. In addition, our joint venture with CalSTRS is subject to debt financing with a lockbox arrangement. With respect to our joint venture properties, we do not control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, future financing arrangements we may enter into may contain restrictions on our use of cash generated from our properties.

Development and Redevelopment Projects

We currently own interests in three development projects and our joint venture with CalSTRS includes redevelopment properties. We have considerable expertise in the completion of large-scale development and redevelopment projects. We anticipate developing these three development projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In July 2004 a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, which provides proceeds to cover the estimated future redevelopment costs. Presently, we have not obtained construction financing for these three development projects. If we finance the development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $6.0 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the remainder of 2005 and 2006.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at September 30, 2005 is as follows (in thousands):

	Payments Due by Period
	Through remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Regularly scheduled principal payments	$2,156	$9,369	$10,362	$4,763	$2,192	$71,663	$100,505
Balloon principal payments due at maturity	—	4,000	—	—	—	141,738	145,738
Interest payments—fixed rate debt	5,268	20,435	19,548	18,905	18,554	76,444	159,154
Interest payments—variable rate debt (1)	67	180	—	—	—	—	247
Capital commitments (2)	1,439	24,578	970	—	—	—	26,987
Operating lease (3)	32	127	127	127	53	—	466

Total	$8,962	$58,689	$31,007	$23,795	$20,799	$289,845	$433,097

(1)	The interest payments on the Four Points Centre mortgage loan are based on the prime rate of 6.75% as of September 30, 2005.

(2)	Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $2.6 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, we have an unfunded capital commitment of $24.4 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both us and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund the remaining capital commitment in 2006.

Capital commitments of at least $20 million required under leases entered into at City National Plaza by City National Bank, Jones Day, and Fulbright & Jaworski are not included in the contractual obligations table above as City National Plaza is an unconsolidated subsidiary. These capital expenditures must be completed by December 31, 2006 under the Jones Day lease and by December 31, 2008 under the City National Bank and Fulbright & Jaworski leases. As of September 30, 2005, we have incurred approximately $15.0 million of this capital commitment.

(3)	Represents the future minimum lease payments on our long-term operating lease for our corporate offices at City National Plaza. The table does not reflect available maturity extension options.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of September 30, 2005, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties with outstanding debt as of September 30, 2005 (in thousands):

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.75%		$200,000	7/11/06
Senior mezzanine loan (2)	LIBOR + 4.50		57,464	7/11/06
Junior mezzanine loan	LIBOR + 6.15		25,000	7/11/06
San Felipe Plaza senior mortgage loan	5.28		101,500	8/11/10
2500 City West senior mortgage loan	5.28		70,000	8/11/10
Brookhollow Central I, II and III / Intercontinental Center senior mortgage loan (3)	LIBOR + 2.25		53,000	8/9/07
2121 Market Street mortgage loan	6.1		19,731	8/1/33	(4)
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (3) (5)	LIBOR + 3.25	(6)	1,600	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (3) (5)	LIBOR + 3.25	(6)	3,044	3/6/10
Valley Square Office Park
Note A (3) (5)	LIBOR + 1.75	(6)	27,500	3/1/07
Note B (3) (5)	LIBOR + 3.25	(6)	2,400	3/1/07
Reflections I mortgage loan	5.23		23,274	4/1/15
Reflections II mortgage loan	5.22		9,698	4/1/15

			$671,711

(1)	We have purchased interest rate cap agreements for the outstanding City National Plaza loans. We are also required to purchase interest rate cap agreements for each future advance under the $125 million senior mezzanine loan.

(2)	The mortgage and senior mezzanine loans are subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, however, under certain circumstances the exit fees will be waived.

(3)	We have purchased interest rate cap agreements for these loans.

(4)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

(5)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(6)	These loans bear interest at the greater of the one month LIBOR or 2.25%, plus the applicable margin. As of September 30, 2005, one month LIBOR exceeds 2.25%.

Cash Flows

Comparison of nine months ended September 30, 2005 to nine months ended September 30, 2004

Cash and cash equivalents were $28.8 million as of September 30, 2005 and $4.6 million as of September 30, 2004.

Operating Activities - Net cash provided by operating activities increased by $8.2 million to $15.1 million for the nine months ended September 30, 2005 compared to $6.9 million for the nine months ended September 30, 2004. The increase was primarily a result of an increase in net income, non-cash expenses and distributions of $1.9 million from unconsolidated real estate entities, offset by a net increase in non-cash income. Net income (loss) changed by $7.7 million, from a net loss of $4.2 million for the nine months ended September 30, 2004 to net income of $3.5 million for the nine months ended September 30, 2005. The increase in non-cash expenses was primarily a result of an increase of $8.3 million in equity in net loss of unconsolidated/uncombined real estate entities, an increase in minority interest of $5.8 million, and an increase in depreciation and amortization expense of $3.5 million resulting from the combination of One Commerce Square effective June 1, 2004. The net increase in non-cash income was the result of a $25.8 million gain from the purchase of the Two Commerce Square Junior B mezzanine loan in 2005, offset by a $975,000 gain on sale of real estate in 2004.

Further, net cash provided by operations increased due to net changes in assets and liabilities of $5.5 million. This increase was a result of a $7.8 million change in other assets, primarily as a result of costs incurred related to the Offering in 2004, a $2.2 million change in prepaid rent at Two Commerce Square, a $2.1 million change in rents and other receivables, and a $2.8 million decrease in deferred tax asset. The increase was offset by a $5.6 million change in accounts payable and other liabilities, a $2.4 million change in deferred interest payable, and a $1.9 million decrease in due to affiliate.

Investing Activities - Net cash used in investing activities increased by $16.0 million to $17.0 million for the nine months ended September 30, 2005 compared to $949,000 for the nine months ended September 30, 2004. The increase was primarily the result of the acquisition of the properties in suburban Philadelphia and Houston in 2005 for $8.8 million and $15.3 million, respectively, by our joint venture with CalSTRS, an increase in net contributions to unconsolidated/uncombined real estate entities of $4.7 million, and an increase in real estate improvements of $869,000. In addition, during the nine months ended September 30, 2004, cash of $2.6 million resulted from the consolidation of One Commerce Square and proceeds of $3.3 million was received from the sale of development property to an unaffiliated third party, with no corresponding amounts during the nine months ended September 30, 2005. These increases were offset by a $14.0 million decrease in short-term investments, a change in restricted cash of $406,000 and a deposit of $6.0 million in 2004 in connection with the acquisition of the 50% interest in One Commerce Square.

Financing Activities - Net cash used in financing activities increased by $20.9 million to $25.8 million for the nine months ended September 30, 2005 compared to $4.9 million for the nine months ended September 30, 2004. The increase was primarily a result of the repayment of the One Commerce Square mezzanine loan of $9.3 million in 2005, the purchase of the Two Commerce Square Junior B mezzanine loan for $2.5 million in 2005, the principal payments of mortgage and other secured loans of $3.3 million, the payment of dividends to common stockholders and distributions to limited partners in the operating partnership of $3.8 million in 2005, and net contributions of $2.3 million in 2004 from TPGI Predecessor.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. Our existing multi-family residential property and the planned multi-family residential property we are considering are both located in the Philadelphia central business district. The existing residential property is subject to short-term leases. As a result, inflation can often be offset by increased rental rates. However, a weak economic environment may restrict our ability to raise rental rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we intend to use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2005, our company had an insignificant level of outstanding consolidated floating rate debt.

The unconsolidated real estate entities have total debt of $671.7 million, of which $370.0 million bears interest floating rates. As of September 30, 2005, we have purchased interest rate caps for the floating rate loans.

Our fixed and variable rate long-term debt at September 30, 2005 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2005	$2,156	$—	$2,156
2006	9,369	4,000	13,369
2007	10,361	—	10,361
2008	4,763	—	4,763
2009	2,192	—	2,192
Thereafter	213,402	—	213,402

Total	$242,243	$4,000	$246,243

Weighted average interest rate	8.7%	6.8%	8.6%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At September 30, 2005, our variable rate long-term debt represents 1.6% of our total long-term debt. If interest rates were to increase by 70 basis points, or by approximately 10% of the weighted average variable rate at September 30, 2005, the net impact would be increased costs of $28,000 per year.

As of September 30, 2005, the fair value of our mortgage and other secured loans aggregates $248.7 million, compared to the aggregated carrying value of $247.5 million, including loan premium of $1.2 million.

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

We have devoted and continue to devote significant time and resources to initiatives intended to improve our internal control over financial reporting. We have undertaken these actions in response to (i) management’s and the Audit Committee’s directives to strengthen internal controls as a result of our growth and increased complexity, and (ii) changes in laws and regulations affecting public companies, including our obligation to comply with Section 404 of the Sarbanes Oxley Act of 2002 as of fiscal year end December 31, 2005. In connection with our Section 404 compliance effort, we have implemented and continue to implement initiatives to improve our internal controls by, among other things, formalizing, documenting and communicating certain policies and procedures, strengthening information technology controls, and improving authorization and monitoring controls. All of these initiatives are being conducted under the oversight of the Audit Committee and senior management.

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART	II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

We completed our Offering on October 13, 2004. We sold 14,285,714 shares of common stock at a price to the public of $12.00 per share, resulting in net proceeds of $151.9 million.

In August 2005, we used $15.3 million of the proceeds to fund our co-investment obligation to our joint venture with CalSTRS for the acquisition of four properties in Houston. In addition, in October 2005, we used $10.5 million of the proceeds to exercise our option to acquire 46.5 acres of land for our Campus El Segundo development in El Segundo, California.

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

Dated: November 11, 2005

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer