Form 10-K
period 2005-12-31
THOMAS PROPERTIES GROUP INC
filed 2006-03-16
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of Each Class
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $178,571,425 based on the closing price on the Nasdaq for such shares on June 30, 2005.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2006
Common Stock, $.01 par value per share	14,407,465

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

THOMAS PROPERTIES GROUP, INC.

FORM 10-K

PART 1

ITEM 1. BUSINESS

General

The terms “Thomas Properties Group,” “we,” “us” and “our company” as used herein refer to Thomas Properties Group, Inc., together with our operating partnership, Thomas Properties Group, L.P. (the “Operating Partnership”). We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We are the successor company to Thomas Properties Group, LLC and its affiliates, referred to in this report as “TPGI Predecessor.” TPGI Predecessor was founded in 1996 by our Chairman, Chief Executive Officer, and President, Mr. James A. Thomas.

We were incorporated in the State of Delaware on March 9, 2004 and we completed our initial public offering (the “Offering”) on October 13, 2004. We have four primary areas of focus: property operations, property acquisitions, property development and redevelopment, and investment management. Our areas of focus are integrated and complementary to each other. Our property operations consist of a geographically diverse portfolio of properties in which we own interests or which we manage. Property operations comprise our primary source of cash flow and provide revenue through rental operations, property management, asset management, leasing and other fee income. Our acquisitions program targets properties purchased both for our own account and that of third parties, targeted at core, core plus, and value-add properties, depending on whether we intend to purchase for our own account or within a joint venture. We engage in property development and redevelopment as market conditions warrant, and we own, hold interests in or have the ability to develop land suitable for the development of approximately 5.3 million square feet of space. As part of our investment management activities, we earn fees for advising institutional investors on property portfolios.

Our properties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. As of December 31, 2005, we own interests in and asset manage 14 operating properties with 8.2 million rentable square feet and provide asset and/or property management services on behalf of third parties for an additional five operating properties with 2.6 million rentable square feet. We developed and continue to manage the California Environmental Protection Agency (“CalEPA”) headquarters building in Sacramento, California.

As of March 14, 2006, we had approximately 108 employees. Our executive management team is based in our Los Angeles and Philadelphia offices. None of our employees are currently represented by a labor union.

We maintain offices in Los Angeles, Newport Beach, Valencia, Sacramento, Dallas, Austin, Houston, San Antonio and Philadelphia. Our corporate headquarters are located at City National Plaza, 515 South Flower Street, Sixth Floor, Los Angeles, California 90071 and our phone number is (213) 613-1900. Our web site is www.tpgre.com. We make available through our web site this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we file or furnish them with the SEC.

Foreign Operations

We do not engage in any foreign operations or derive any revenue from foreign sources.

Segment Financial Information

We operate in one business segment: the acquisition, development, ownership and management of commercial real estate. Additionally, we operate in one geographic area: the United States. Our office portfolio includes revenues from the rental of office space to tenants, parking, rental of storage space and other tenant services. For a further discussion of segment financial information, see the financial statements commencing on page 52.

Business Strategies

Portfolio Enhancement: We focus on increasing earnings from the properties in which we own an interest or which we manage for third parties through proactive management. As part of portfolio management, we maintain strong tenant relationships through our commitment to service in marketing, lease negotiations, building design and property management. Currently our properties are concentrated within the West Coast, Southwest, and Mid-Atlantic regions of the United States, however we intend to expand into other markets as market conditions warrant.

Targeted Property Acquisitions: We seek significant acquisitions of “core,” “core plus” and “value-add” properties for our own account and/or in joint ventures with others where such acquisitions provide us with attractive risk-adjusted returns.

Strategic Joint Ventures: We leverage our expertise to acquire or develop commercial real estate in joint ventures with institutional investors. Joint ventures provide us with additional capital for investment, shared risk exposure, and earned fees for asset management, property management, leasing and other services. We view our joint venture with California State Teachers’ Retirement System (“CalSTRS”) as a model for the development of other strategic alliances. We hold an ownership interest of 25% in a joint venture with CalSTRS, which holds a 100% interest in ten properties and an 85% interest in City National Plaza. The total capital commitment to the joint venture is $333.3 million, of which approximately $90.9 million has not been invested as of December 31, 2005. Our aggregate commitment to the joint venture is $83.3 million, of which approximately $22.7 million remains unfunded. CalSTRS’ aggregate commitment is $250.0 million, of which approximately $68.2 million remains unfunded.

Selective Development and Redevelopment: We develop and redevelop projects in diversified geographic markets using pre-leasing, guaranteed maximum cost construction contracts and other measures to reduce development risk. Currently, we have the ability to develop approximately 5.3 million square feet of office, residential and retail uses in Los Angeles, Philadelphia, Houston and Austin. We plan to develop these properties as market conditions warrant. Our joint venture with CalSTRS includes redevelopment properties, including City National Plaza, a 2.6 million square foot office project in downtown Los Angeles.

Recent Developments

Since January 2005, we have purchased a total of eight additional properties through our joint venture with CalSTRS, four properties in suburban Philadelphia purchased in March 2005 for a total of $140.2 million and four properties in Houston purchased in August 2005 for a total of $280.5 million, adding a total of 862,854 rentable square feet in Philadelphia, and 2,559,832 rentable square feet in Houston, respectively, to our ownership interest portfolio also under property management. Seven of the eight properties are value-add properties, which we intend to reposition and redevelop with facility renovations and system upgrades. The acquisitions allow us to combine our areas of business focus for portfolio growth, increased property management fees, and provide us with a significant opportunity to leverage our management team’s redevelopment expertise. In October 2005, we exercised our option to purchase our Campus El Segundo development property consisting of a 2.2 million square foot mixed use project, and also buy-out our minority partner. We intend to develop Campus El Segundo as market conditions warrant, and plan to sell certain sites to third parties. More recently, in December 2005, we refinanced our One Commerce Square property in Philadelphia with a $130.0 million mortgage loan, with a fixed interest rate of 5.7%, which compares favorably with the interest rate of 7.0% under the defeased mortgage loan. From the mortgage financing, we gained approximately $51.4 million in net proceeds, which we intend to use for our acquisition, development and redevelopment programs and general corporate purposes. In addition, also in December 2005, we purchased a 6.3 acre development site in Houston, Texas, which is adjacent to one of the properties we purchased in August 2005. We intend to consider development options for this property as market conditions warrant.

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

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that the properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where the removal is readily achievable. Although we believe that the properties in which we hold an ownership interest substantially comply with the requirements of the ADA, we have not conducted a portfolio-wide review to determine our compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Insurance

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. In the opinion of our management team, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, and terrorism insurance on all of our properties, in amounts and with deductibles which we believe are commercially reasonable.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS provide us with substantial fee revenues. For the years ended December 31, 2005, 2004 and 2003, approximately 17.2%, 17.7%, and 17.4%, respectively, of our revenues has been derived from fees earned from these relationships. In addition, we recognized equity in net loss of unconsolidated/uncombined real estate entities of $15.9 million, $2.0 million, and $1.1 million related to these relationships for the years ended December 31, 2005, 2004 and 2003, respectively.

We cannot assure you that our relationships with CalSTRS will continue and we may not be able to replace these relationships with another strategic alliance that would provide comparable revenues. Our interest in our CalSTRS joint venture is subject to a buy-sell provision, and is subject to purchase by CalSTRS upon the occurrence of certain events. Under the buy-sell provision, effective after January 1, 2006, either our Operating Partnership or CalSTRS can initiate a buy-out by delivering a notice to the other specifying a purchase price for all the joint venture’s assets; the other venture partner then has the option to sell its joint venture interest or purchase the interest of the initiating venture partner. The purchase price is based on what each venture partner would receive on liquidation if the joint venture’s assets were sold for the specified price and the joint venture’s liabilities paid and the remaining assets distributed to the joint venture partners. The buy-sell process can be initiated at any time after January 1, 2006. Prior to this date, CalSTRS had the ability to initiate this provision upon an event of default by us under the joint venture agreement or related management and development agreements or upon bankruptcy of our Operating Partnership, or upon the death or disability of either Mr. Thomas or John R. Sischo, one of our Executive Vice Presidents, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (a “Buyout Default”), or upon any transfer of stock of our company or limited partnership units in our Operating Partnership resulting in Mr. Thomas, his immediate family and controlled entities owning less than 30% of our securities entitled to vote for the election of directors. Our Operating Partnership had the ability to initiate the buy-sell provision earlier than January 1, 2006 upon an event of default of CalSTRS. Upon the occurrence of a Buyout Default, CalSTRS may elect to purchase our Operating Partnership’s joint venture interest based on a three percent discount to the appraised fair market value. Most of our fee arrangements under our separate account relationship with CalSTRS are terminable on 30 days’ notice. Termination of either our joint venture or separate account relationship with CalSTRS could adversely affect our revenue and profitability and our ability to achieve our business plan by reducing our fee income and access to co-investment capital to acquire additional properties.

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

As of March 14, 2006, we hold interests in 11 of our properties through our joint venture with CalSTRS. Our joint venture with CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with the approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture (two out of the three members of which are appointed by CalSTRS), we are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization (defined as completion of the project and 85% of the net rentable area leased), except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

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

As of December 31, 2005, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 38.2% of the rentable square feet of space, representing 62.4% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 26.5% of the total annualized rent generated by these properties as of December 31, 2005. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 35.6% of total consolidated revenue for the year ended December 31, 2005. Our existing lease with Conrail expires in two stages in 2008 and 2009. Conrail has subleased substantially all of its space under lease, and we have entered into direct lease agreements with many of these sublease tenants. However, these new leases are at lower rental rates, and we expect to experience a substantial decline in rental revenues from Two Commerce Square when the existing lease with Conrail expires.

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

As of December 31, 2005, our total consolidated indebtedness is approximately $325.2 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $678.3 million as of December 31, 2005. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property. Additionally, the Operating Partnership has guaranteed the loan on our Four Points Centre property up to a maximum amount of $5.5 million. Mr. Thomas guarantees approximately $7.5 million of the mezzanine loans for Two Commerce Square, and we have accordingly agreed to indemnify Mr. Thomas in the event his guarantees are called upon. We may incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of December 31, 2005, $23.5 million of our consolidated debt and $376.7 million of our unconsolidated debt was at variable interest rates. As of December 31, 2005, interest rate caps have been purchased for each of the floating rate loans for our unconsolidated debt.

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

We purchased an interest in properties with an aggregate of 3.4 million rentable square feet in 2005. In addition, we purchased an interest in 6.3 acres suitable for development. In order to achieve desired and planned business growth, we intend to continue to significantly expand our asset and property management activities, and acquire a significant number of properties in the next 12 to 24 months. With the expected growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage these additional properties without operating disruptions or unanticipated costs. The acquisition of additional properties would generate additional operating expenses. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate any future acquisitions into our portfolio could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations.

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

A significant part of our business is devoted to the development of office, mixed-use and other properties, including the redevelopment of core plus and value-add properties. Our development, construction and redevelopment activities involve the following significant risks:

•	we may be unable to obtain construction or redevelopment financing on favorable terms or at all;

•	if we finance development projects through construction loans, we may be unable to obtain permanent financing at all or on advantageous terms;

•	we may not complete development projects on schedule or within budgeted amounts;

•	we may underestimate the expected costs and time necessary to achieve the desired result with a redevelopment project;

•	we may discover structural, environmental or other feasibility issues with properties acquired as redevelopment projects following our acquisition, which may render the redevelopment as planned not possible;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; and

•	occupancy rates and rents at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

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

As of December 31, 2005, leases representing 7.4% and 8.7% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in 2006 and 2007, respectively. Further, an additional 21.5% of the square feet of these properties was available for lease on that date. Rental rates above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability, could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $2.8 million in 2008 as compared to 2007, $2.5 million in 2009 as compared to 2008, and $1.7 million in 2010 as compared to 2009.

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

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $325.2 million of consolidated debt and $678.3 million of unconsolidated debt as of December 31, 2005;

•	our current cash flow from operating activities, which was $20.8 million for the year ended December 31, 2005;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock; and

•	general market conditions.

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

We are aware of potentially environmentally hazardous or toxic materials at two of our properties in which we hold an ownership interest. At our 2101 Market Street property, we have begun remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the tenant’s agent. We undertook remedial procedures for the gasoline spill and other contaminants, including removing contaminated soil. Our lease requires the tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structure. We continue to remediate asbestos materials from various areas of the building structure and as of December 31, 2005, have accrued for $4.2 million for such estimated future costs.

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

The risk of future terrorist attacks in the U.S. or war could harm the demand for and the value of our properties. We manage properties that are well-known landmarks in high visibility metropolitan areas that may be perceived as more likely terrorist targets than lower profile properties in less commercial areas, which could potentially reduce the demand for and value of these properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at rates equal to or above historical lease rates.

Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs. Further, the availability of insurance for acts of terrorism may be limited or may cost more. The three operating properties in which we own interests located in Philadelphia, Pennsylvania—One Commerce Square, Two Commerce Square and 2121 Market Street—are located within a three city block area. Together, these three properties represented approximately 44.8% of the annualized rent for properties in which we hold an ownership interest as of December 31, 2005. Because these properties are located closely together, a catastrophic event in this area could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected, including being unable to make timely rental payments and defaulting under existing leases. Additionally, some tenants have termination rights in respect of certain casualties. Under the terms of our financing documents, we may be required to apply casualty proceeds to repay loans and may not be able to rebuild or restore the property unless we are able to obtain alternate financing. If we are entitled to receive casualty proceeds, we may not be able to rebuild or restore the property, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also result in obligations under our tax indemnification agreement with Mr. Thomas.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed to indemnify Mr. Thomas against adverse tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 44.3% of annualized rent for properties in which we hold an ownership interest as of December 31, 2005. This indemnification period will be four years from the date of the Offering, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in each of One Commerce Square and Two Commerce Square to us prior to October 13, 2008 for not more than $4 million in the aggregate, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the units received by them in the Formation Transactions. Our indemnification obligation is for all direct and indirect adverse tax consequences. Our agreement to indemnify Mr. Thomas was not the result of arm’s-length negotiations and there is no assurance that our agreement is comparable to what may have resulted were the negotiations between unaffiliated third parties. We have also agreed to use commercially reasonable efforts to make approximately $221 million of debt available to be guaranteed by entities controlled by Mr. Thomas, by Mr. Fox, a non-employee member of our board of directors, and by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions. In addition, our tax indemnification obligation could occur involuntarily in the event of a condemnation of or foreclosure on one of these properties. We do not presently intend to sell any of our interest in these properties in transactions that would give rise to our tax indemnification obligation. A calculation of these damages under our tax indemnification agreement will not be based on the time value of money or the time remaining in the indemnification period.

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

All of our commercial properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Although we believe that the properties in which we hold an ownership interest substantially comply with the requirements of the ADA, we have not conducted a portfolio-wide investigation to determine our compliance. Compliance with the ADA requirements could require removal of access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Typically, we are responsible for changes to a building structure that are required by the ADA, which can be costly. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations. We may be required to make substantial capital expenditures to comply with these requirements thereby limiting the funds available to operate, develop and redevelop our properties and acquire additional properties. As a result, these expenditures could negatively impact our revenue and profitability.

Potential losses may not be covered by insurance and may result in our inability to repair damaged properties and we could lose invested capital.

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, business interruption and rental loss insurance under our blanket policy covering all of the properties which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the CalEPA headquarters building under our blanket policy because the sole tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons. Some of our policies, like those covering losses due to earthquakes and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover losses. We either own or have interests in a number of properties in Southern California, an area especially prone to earthquakes.

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

Mr. Thomas owns 10,700 shares of common stock and 46,667 shares of restricted common stock, and entities affiliated with Mr. Thomas own or control 6,400 shares of common stock, 16,666,666 shares of limited voting stock and hold 16,666,666 operating partnership units (including operating partnership units held for the benefit of Thomas S. Ricci, Randall L. Scott, and Mr. Sischo). Each of Messrs. Ricci, Scott and Sischo received an indirect interest in operating partnership units, and, together with Diana M. Laing, our Chief Financial Officer, each executive officer received a direct grant of restricted incentive units. Mr. Ricci received an interest in 183,334 operating partnership units and 200,001 incentive units; Mr. Scott received an interest in 233,334 operating partnership units and 250,001 incentive units; Mr. Sischo received an interest in 266,667 operating partnership units and 216,667 incentive units; and Ms. Laing received 63,334 incentive units. The various terms of these equity and incentive interests could create conflicts of interest with our public stockholders. Members of executive management could be required to make decisions that could have different implications for our Operating Partnership and for us, including:

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

We are a holding company. Our primary asset is our general partnership interest in our Operating Partnership. We have no independent means of generating revenues. To the extent we require funds to pay taxes or other liabilities incurred by us, to pay dividends or for any other purpose, we must rely on funds received from our Operating Partnership. If our Operating Partnership should become unable to distribute funds to us, we would be unable to continue operations after a short period. Most of the properties owned by our subsidiaries and joint ventures are encumbered by loans that restrict the distribution of funds to our Operating Partnership. The loans generally contain lockbox arrangements, reserve requirements, financial covenants and other restrictions and provisions that prior to an event of default may prevent the distribution of funds from the subsidiaries who own these properties to our Operating Partnership. In the event of a default under these loans, the defaulting subsidiary or joint venture would be prohibited from distributing cash to our Operating Partnership. As a result, our Operating Partnership may be unable to distribute funds to us and we may be unable to use funds from one property to support the operation of another property. As we acquire new properties and refinance our existing properties, we may finance these properties with new loans that contain similar provisions. Some of the loans to our subsidiaries and joint ventures may contain provisions that restrict us from loaning funds to our subsidiaries or joint ventures. If we are permitted to loan funds to our subsidiaries or joint ventures, our loans generally will be subordinated to the existing debt on our properties.

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

We depend on the efforts of key personnel, particularly Mr. Thomas, our Chairman, Chief Executive Officer, and President. Among the reasons that Mr. Thomas is important to our success is that he has an industry reputation developed over more than 25 years in the real estate industry that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with these parties could diminish. In addition, Mr. Thomas is 69 and, although he has informed us that he does not currently plan to retire, we cannot be certain how long he will continue working on a full-time basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our Ownership Interest Properties

Our properties are located in the West Coast, Southwest, and Mid-Atlantic regions of the United States, consisting primarily of office space and also including mixed-use, multi-family and retail properties. We hold an 89% ownership interest in each of One Commerce Square and Two Commerce Square. Mr. Thomas or entities controlled by Mr. Thomas continue to hold the remaining 11% interest in each of these properties. We intend to seek to acquire the remaining 11% interest in each of these properties after October 2007. We hold a 50% interest in 2121 Market Street; the other 50% interest is held by an entity owned by Philadelphia Management, an unaffiliated Philadelphia-based real estate developer. As of December 31, 2005, we provide asset and/or property management services for four properties on behalf of CalSTRS under a separate account relationship. We have an ownership interest of 25% in a joint venture with CalSTRS, which holds a 100% interest ten properties, and an 85% interest in City National Plaza. Our indirect interest in City National Plaza is 21.3%.

An overview of these properties as of December 31, 2005, including development properties, is presented below:

Core Properties	Location	Percentage Interest	Year Built/ Renovated	Rentable Square Feet(1)	Percent Leased(2)	Annualized Rent(3)	Annualized Net Rent Per Leased Square Foot(4)
One Commerce Square	Philadelphia, PA	89.0%	1987	942,866	95.7%	$11,346,966	$13.16
Two Commerce Square	Philadelphia, PA	89.0	1992	953,276	99.3	25,986,709	27.61
2121 Market Street (5)	Philadelphia, PA	50.0	2001	20,835	100.0	356,350	17.10
Reflections I	Reston, VA	25.0	2000	123,546	100.0	2,724,189	22.05
Reflections II	Reston, VA	25.0	1984/2001	64,253	100.0	1,637,322	25.48
2500 City West	Houston, TX	25.0	1982	578,284	95.4	5,799,538	10.82

Total/Weighted Average:				2,683,060	97.2%	$47,851,074	$18.78

Value-Add Properties	Location	Percentage Interest	Year Built	Rentable Square Feet(1)	Percent Leased(2)	Annualized Rent(3)	Annualized Net Rent Per Leased Square Foot(4)
City National Plaza (6)	Los Angeles, CA	21.3%	1972-1973	2,639,373	59.4%	$14,330,885	$10.91
Four Falls Corporate Center	Conshohocken, PA	25.0	1987	253,985	80.9	3,028,350	15.12
Oak Hill Plaza	Wayne/King of Prussia, PA	25.0	1982	164,360	81.0	1,640,315	12.32
Walnut Hill Plaza	Wayne/King of Prussia, PA	25.0	1986	150,573	65.4	1,029,085	10.56
Valley Square Office Park (7)	Blue Bell, PA	25.0	1982/1988	293,936	82.5	2,639,882	11.65
San Felipe Plaza	Houston, TX	25.0	1984	980,472	83.2	7,371,345	9.22
Brookhollow Central I, II and III	Houston, TX	25.0	1972/1979/1981	804,181	74.2	5,265,168	9.06
Intercontinental Center	Houston, TX	25.0	1983	196,895	72.2	1,062,454	7.68

Total/Weighted Average:				5,483,775	69.3%	$36,367,484	$10.42

(1)	For purposes of the tables above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail), but excludes 168 apartment units at 2121 Market Street. Some of the properties have been re-measured in accordance with Building Owners and Managers Association (BOMA) 1996 standards, and the rentable area for these properties reflects the BOMA 1996 measurement guidelines. For the other properties, the rentable area is calculated consistent with leases in place on the property and local market conventions.
(2)	Percent leased represents the sum of the square footage of the existing leases as a percentage of rentable area described in (1) above.
(3)

Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2005 for 100% of the property. For leases with a remaining term of less than one year, annualized rent includes only the amounts through the expiration of the lease. Annualized rent reflects total base rent before any one-time or non-recurring rent abatements, but after annually recurring rent credits and is shown on a net basis. For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses) the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Total projected recurring rent credits for leases in effect as of December 31, 2005 for the twelve months ending December 31, 2006 are $752,999. There are no operating expense credits.

(4)	Annualized net rent per leased square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(5)	The information presented for 2121 Market Street represents the information for two retail/office tenants only, and excludes the 168 residential units.
(6)	The annualized rent information presented for City National Plaza does not include certain information for three leases. In November 2003, 310,055 square feet was leased to City National Bank. As of December 31, 2005, the tenant has taken possession of the space, and is paying operating expenses and rent for 229,474 square feet. The tenant will begin paying operating expenses and rent in December 2006 for the remaining 81,581 square feet of space. In July 2004, 163,680 and 63,014 square feet were leased to Jones Day and Fulbright & Jaworski, respectively, The space for Fulbright & Jaworski was delivered in May 2005 and the tenant will begin paying operating expenses in September 2006 and rent in January 2007. The space for Jones Day was delivered in July 2005 and the tenant will begin paying rent and operating expenses in November 2006.
(7)	This property is currently classified as held for sale.

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

At least $20 million in structural upgrades to the property are required under the leases with City National Bank, Fulbright & Jaworski, and Jones Day, which must be completed by December 31, 2006 under the Jones Day lease and by December 31, 2008 under the City National Bank and Fulbright & Jaworski leases. As of December 31, 2005, we have incurred approximately $15.5 million of this capital commitment.

City National Plaza was re-measured in accordance with BOMA 1996 standards concurrent with the acquisition of an interest by our joint venture with CalSTRS in 2003. San Felipe Plaza, Brookhollow Central I, II and III, 2500 City West, and Intercontinental Center were also re-measured in accordance with BOMA 1996 standards subsequent to the acquisition by our joint venture with CalSTRS in 2005.

Our development properties in which we own an interest in as of December 31, 2005 are presented below. At present, we are in the pre-development phase with respect to each of these properties.

Development Properties	Location	Percentage Interest		Number of Acres		Potential Property Types	Potential Rentable Square Feet / FAR Upon Completion/ Development
Four Points Centre	Austin, TX	100%		230.4	(1)	Office/R&D/Hotel	1,430,000	(2)
The Square at Four Points Centre	Austin, TX	100	(4)	29.4		Retail	230,000
2101 Market Street	Philadelphia, PA	100		1.7		Residential/ Office/Retail	975,000	(3)
Campus El Segundo	El Segundo, CA	100		46.5		Office/Retail/R&D/Hotel	2,175,000	(4)
2500 City West land	Houston, TX	25		6.3		Residential/ Office/Retail	500,000	(5)

Total				314.3			5,310,000

(1)	Includes 182 acres designated as a habitat preserve.
(2)	The property will support the development of 280,000 rentable square feet of office space, 900,000 rentable square feet of office and research and development space, and a 250,000 rentable square feet (approximately 250 rooms) hotel.
(3)	Currently, the three parcels have a combined floor area ratio (“FAR”) of 975,000 square feet. If certain city approvals are obtained, the combined FAR will be 1,500,000 square feet.
(4)	We have entitled Campus El Segundo for a 2,175,000 square foot mixed-use project with commercial, retail and community serving components. Approximately 19.1 acres of this property is currently classified as held for sale.
(5)	The property will support the development of at least 500,000 rentable square feet of residential, office or retail space.

Our portfolio in which we presently have an ownership interest includes approximately 11,567 vehicle spaces which are revenue generating within on-site and off-site parking facilities. The following table presents an overview of these garage properties as of December 31, 2005.

On-Site/Off-Site Parking	Square Footage	Vehicle Capacity	Vehicles Under Monthly Contract(1)	Percentage of Vehicle Capacity Under Monthly Contract
On-Site Parking (2)	2,990,685	9,082	6,543	72.0%
Off-Site Parking (3)	1,056,000	2,485	2,454	98.8

Total	4,046,685	11,567	8,997	77.8%

(1)	Includes vehicle spaces provided to tenants under lease agreements.
(2)	Includes garage space at One Commerce Square and Two Commerce Square in which we have an 89% ownership interest, at City National Plaza, in which we have an indirect 21.3% ownership interest, and at San Felipe Plaza, 2500 City West, Brookhollow Central I, II and III, and Intercontinental Center in which we have an indirect 25% ownership interest.
(3)	Includes 2101 Market Street surface lot parking and off-site garage space for City National Plaza in which we have an indirect 21.3% ownership interest.

Our Managed Properties

In addition to our portfolio of operating and development properties in which we hold an ownership interest, we provide asset and/or property management services for five properties as a fee service for third parties. We asset and property manage four properties through our separate account relationship with CalSTRS. We developed and continue to property manage the CalEPA headquarters building. The table below presents an overview of those properties which we manage for third parties as of December 31, 2005. In addition, we provide asset and/or property management services for the 11 properties that are held within our joint venture with CalSTRS as of December 31, 2005.

Managed Properties (1)	Location	Year Built/Renovated	Rentable Square Feet (2)	Percent Leased
800 South Hope Street	Los Angeles, CA	1985/2000	242,176	90.1%
Valencia Town Center	Valencia, CA	1996-2001	393,626	99.9
Pacific Financial Plaza	Newport Beach, CA	1982/1993	279,474	100.0
1835 Market Street	Philadelphia, PA	1986-1987	686,503	88.0
CalEPA Headquarters	Sacramento, CA	2000	950,939	100.0

Total/Weighted Average			2,552,718	95.8%

(1)	800 South Hope Street, Valencia Town Center, Pacific Financial Plaza and the CalEPA headquarters building are core properties. 1835 Market Street is a core plus property, which we are currently repositioning on behalf of CalSTRS as a fee service.
(2)	For purposes of the table above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail). Valencia Town Center was re-measured in accordance with BOMA 1996 standards, and the rentable area for this property reflects the BOMA 1996 measurement guidelines. For the other properties, the rentable area is calculated consistent with leases in place on the property and local market conventions.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in a number of lawsuits in the ordinary course of business. Management believes that the resolution of these suits will not have a materially adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In conjunction with the completion of our Offering, our common stock began trading on the Nasdaq National Market under the symbol “TPGI” on October 13, 2004. As of March 14, 2006, there were six stockholders of record. The following table sets forth, for the period indicated, the intra-day high and low per share bid prices in dollars on the Nasdaq for our common stock.

	High	Low
4th quarter 2005	$13.40	$11.45
3rd quarter 2005	13.97	11.44
2nd quarter 2005	12.95	11.90
1st quarter 2005	13.75	12.00
Period from October 13, 2004 to December 31, 2004	13.50	11.55

The closing price of our common stock as of March 14, 2006 was $13.05

In 2005, we paid quarterly dividends of $0.06 per common share. The actual amount and timing of distributions is at the discretion of our board of directors and will depend upon our financial condition, and no assurance can be given as to the amounts or timing of future distributions. Factors that could influence our ability to declare and pay dividends are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

There were no issuer purchases of equity securities during the year ended December 31, 2005.

Equity compensation plan information is discussed under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

TPGI Predecessor’s historical combined financial data includes the following operations and properties for periods prior to October 13, 2004:

•	the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor (for all periods presented);

•	the real estate operations of the affiliates that currently own interests in Four Points Centre, Two Commerce Square and 2101 Market Street (for all periods presented), Campus El Segundo (beginning February 2001), and One Commerce Square (beginning June 2004); and

•	investment and equity in income or loss from the operations of the affiliates that currently own interests in One Commerce Square (through May 2004), 2121 Market Street (beginning with formation in January 2001 and operations in September 2001) and City National Plaza (beginning January 2003).

Thomas Properties Group, Inc. and TPGI Predecessor

(dollars in thousands, except per share data)

	Thomas Properties Group, Inc.		TPGI Predecessor
	Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004	2003	2002	2001
Statement of Operations Data:
Revenues:
Rental	$32,618	$7,356	$20,611	$20,418	$20,495	$20,331
Tenant reimbursements	18,899	3,882	10,703	9,935	9,620	8,964
Parking and other	4,224	815	2,172	2,036	2,078	2,117
Investment advisory, management, leasing and development services	13,509	2,396	9,583	13,836	6,427	4,727

Total revenues	69,250	14,449	43,069	46,225	38,620	36,139

Expenses:
Rental property operating and maintenance	14,605	3,369	8,371	7,224	6,446	5,922
Real estate taxes	5,803	1,267	3,392	3,299	3,233	3,192
Investment advisory, management, leasing and development services	6,451	904	5,203	6,596	3,402	2,927
Interest	20,784	5,611	18,695	21,362	21,361	21,794
Depreciation and amortization	12,408	2,614	6,206	5,795	5,879	6,039
General and administrative	12,914	2,095	4,487	3,467	2,947	3,283

Total expenses	72,965	15,860	46,354	47,743	43,268	43,157

Gain on sale of real estate	—	—	975	—	—	—
Gain on purchase of other secured loan	25,776	—	—	—	—	—
Loss from early extinguishment of debt	(4,497)	—	—	—	—	—
Interest income	1,268	300	17	51	55	185
Equity in net (loss) income of unconsolidated/uncombined real estate entities	(16,259)	(988)	(1,099)	(1,088)	993	1,285
Minority interests	(1,231)	1,128	(1,614)	—	—	—

Income (loss) before provision (benefit) for income taxes	1,342	(971)	(5,006)	(2,555)	(3,600)	(5,548)
(Provision) benefit for income taxes	(698)	390	—	—	—	—

Net income (loss)	$644	$(581)	$(5,006)	$(2,555)	$(3,600)	$(5,548)

Earnings (loss) per share—basic and diluted	0.05	(0.04)
Weighted average common shares outstanding—basic	14,301,932	14,290,097
Weighted average common shares outstanding—diluted	14,308,087	14,290,097

Cash flows from:
Operating activities	$20,820	$(5,435)	$11,255	$13,374	$8,704	$2,675
Investment activities	(54,510)	(88,746)	5,380	(9,117)	(3,027)	1,049
Financing activities	41,099	147,154	(16,692)	(4,513)	(4,249)	(5,339)

	Thomas Properties Group, Inc.		TPGI Predecessor
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Balance Sheet Data (at year end):
Investments in real estate, net	$313,161	$282,485	$166,701	$170,388	$173,642
Total assets	521,887	491,602	229,725	231,164	235,563
Mortgages, other secured, and unsecured loans	325,179	295,890	225,841	238,295	242,172
Total liabilities	344,382	307,760	231,462	242,237	245,677
Minority interests	74,125	77,909	1,133	1,133	650
Stockholders’ equity (owners’ deficit)	103,380	105,933	(2,870)	(12,206)	(10,764)
Total liabilities and stockholders’ equity (owners’ deficit)	521,887	491,602	229,725	231,164	235,563

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

Revenue recognition. Leases with tenants are accounted for as operating leases. Rental income is recognized as earned based upon the contractual terms of the leases with tenants. Minimum annual rents are recognized on a straight-line basis over the lease term regardless of when the payments are made. The deferred rents asset on our balance sheets represents the aggregate excess rental revenue recognized on a straight-line basis over the cash received under the applicable lease provisions. Our leases generally contain provisions that require tenants to reimburse us for a portion of property operating expenses and real estate related taxes associated with the property. These reimbursements are recognized in the period the related expenses are incurred. Real estate commissions on leases are generally recorded as income after we satisfy all obligations under the commission agreement. A typical commission agreement provides that we earn 50% of the lease commission upon the execution of the lease agreement by the tenant. The remaining 50% of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will delay recognition of commission revenue until those contingencies are satisfied. Investment advisory and property management fees are recognized when earned under the provisions of the related agreements. Development fees are recognized as the real estate development services are rendered, using the percentage-of-completion method of accounting.

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

Income taxes. We are subject to federal income taxes in the United States, and also in several states and local jurisdictions in which we operate. We account for income taxes according to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

In accordance with the criteria of SFAS No. 5, “Accounting for Contingencies”, the Company records tax contingencies when the exposure item becomes probable and reasonably estimable. We assess the tax uncertainties on a quarterly basis and maintain the required tax reserves until the underlying issue is resolved or upon the expiration of the statute of limitations. Our estimate of potential outcome of any uncertain tax issue is highly judgmental and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

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

Los Angeles, Philadelphia, and Houston—Submarket Information. A significant portion of our income is derived from properties located in Los Angeles, Philadelphia and Houston. The market conditions in these submarkets have a significant impact on our results of operations.

Information regarding significant tenants—Conrail. Currently, our largest tenant portfolio wide is Conrail. Conrail leased 752,999 rentable square feet of office space in Two Commerce Square as of December 31, 2005. This lease represents 35.6% of our consolidated annual rental and tenant reimbursements revenues for the year ended December 31, 2005. The lease has staggered expirations, with 375,000 square feet expiring in 2008 and the remaining 377,999 square feet expiring in 2009. We have entered into leases with tenants currently subleasing this space covering 198,000 square feet commencing 2008, and 289,000 square feet commencing 2009. Of the leases commencing 2008 and 2009, 165,000 square feet will expire in 2009, 74,000 square feet will expire in 2010, 34,000 square feet will expire in 2013, and 214,000 square feet will expire in 2015. The lease expiring in 2015 has an early termination option in 2010. Because of these direct leases, we believe we have mitigated some of the risks associated with the Conrail tenant concentration.

Development and redevelopment activities. We believe that our development activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently own interests in three development projects, and our joint venture with CalSTRS includes redevelopment properties and a development site. As of December 31, 2005, we had incurred, on a consolidated basis, approximately $67.5 million in costs related to the three development projects. To the extent that we, or joint ventures we are a partner in, do not proceed with projects as planned, development and/or redevelopment costs would need to be evaluated for impairment.

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

2121 Market Street (for all periods presented)

City National Plaza (as of January 2003, the date of acquisition)

One Commerce Square (through May 2004)

Reflections I (as of October 2004, the date of acquisition)

Reflections II (as of October 2004, the date of acquisition)

TPG/P&A 2101 Market (as of March 2005, the date of formation)

Four Falls Corporate Center (as of March 2005, the date of acquisition)

Oak Hill Plaza (as of March 2005, the date of acquisition)

Walnut Hill Plaza (as of March 2005, the date of acquisition)

Valley Square Office Park (as of March 2005, the date of acquisition)

San Felipe Plaza (as of August 2005, the date of acquisition)

2500 City West (as of August 2005, the date of acquisition)

Brookhollow Central I, II, and III (as of August 2005, the date of acquisition)

Intercontinental Center (as of August 2005, the date of acquisition)

2500 City West land (as of December 2005, the date of acquisition)

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004.

Total revenues. Total revenues increased by $11.8 million, or 20.4%, to $69.3 million for the year ended December 31, 2005 compared to $57.5 million for the year ended December 31, 2004. The significant components of revenue are discussed below.

Rental revenues. Rental revenue increased by $4.6 million, or 16.6%, to $32.6 million for the year ended December 31, 2005 compared to $28.0 million for the year ended December 31, 2004. This increase is primarily a result of five incremental months of revenue in the amount of $5.2 million due to the combination of the operating results of One Commerce Square as of June 1, 2004, offset by the effect of the straight-line rent calculation for One Commerce Square.

Tenant reimbursements. Revenues from tenant reimbursements increased by $4.3 million, or 29.6%, to $18.9 million for the year ended December 31, 2005 compared to $14.6 million for the year ended December 31, 2004. This increase was primarily a result of five incremental months of revenue in the amount of $4.0 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Parking and other revenues. Revenues from parking and other increased by $1.2 million, or 41.4%, to $4.2 million for the year ended December 31, 2005 compared to $3.0 million for the year ended December 31, 2004, primarily as a result five incremental months of revenue in the amount of $730,000 due to the combination of the operating results of One Commerce Square as of June 1, 2004, and a lease termination fee of $434,000 for a tenant in One Commerce Square in 2005.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $1.9 million, or 28.9%, to $4.6 million for the year ended December 31, 2005 compared to $6.5 million for the year ended December 31, 2004. This decrease was primarily a result of decreased leasing commissions and investment advisory and management fees of $1.5 million related to 1835 Market Street, Pacific Financial Plaza, and other unaffiliated properties.

Investment advisory, management, leasing and development services revenues—unconsolidated/uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated/uncombined real estate entities increased by $3.4 million, or 62.5%, to $8.9 million for the year ended December 31, 2005 compared to $5.5 million for the year ended December 31, 2004. This increase was primarily a result of fee income related to the investments in Houston and suburban Philadelphia, which were acquired in August 2005 and March 2005, respectively, by our joint venture with CalSTRS. We earned one-time acquisition fees of $1.7 million, and investment advisory and management fees of $1.6 million during the year ended December 31, 2005 relating to these acquired properties. In addition, the increase was a result of leasing commissions of $345,000 and reimbursed compensation costs of $454,000 relating to the acquired properties.

The increase was partially offset by a decrease in leasing commissions at City National Plaza of $627,000. Leasing commissions for the year ended December 31, 2005 were $1.4 million, compared to leasing commissions for the year ended December 31, 2004 of $2.0 million. This decrease was partially due to the fact that in October 2004, we increased our ownership interest in City National Plaza from 4.3% to 21.3%, which had the effect of reducing the investment advisory, management, leasing and development services revenue recognized by us due to elimination of intercompany revenues. Investment advisory and management fees related to City National Plaza decreased $324,000 during the year ended December 31, 2005, and was offset by an increase in development fees of $378,000. In addition, the increase was offset by a decrease of $312,000 in investment advisory, management and leasing fees and reimbursed compensation costs related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Total expenses. Total expenses increased by $10.8 million, or 17.3%, to $73.0 million for the year ended December 31, 2005 compared to $62.2 million for the year ended December 31, 2004. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $2.9 million, or 24.4%, to $14.6 million for the year ended December 31, 2005 as compared to $11.7 million for the year ended December 31, 2004, primarily due to five incremental months of expense in the amount of $3.2 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Real estate taxes. Real estate tax expense increased by $1.1 million, or 24.6%, to $5.8 million for the year ended December 31, 2005 compared to $4.7 million for the year ended December 31, 2004. This increase is primarily a result of five incremental months of expense in the amount of $1.1 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services remained consistent for each of the years ended December 31, 2005 and 2004.

Interest expense. Interest expense decreased by $3.5 million or 14.5% to $20.8 million for the year ended December 31, 2005 compared to $24.3 million for the year ended December 31, 2004. This decrease is primarily due to a decrease in interest expense relating to Two Commerce Square of $2.3 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans. The decrease was also due to an agreement with the lender on the One Commerce Square mezzanine loan regarding the calculation of deferred interest. We repaid the principal amount of this loan in April 2005, and had accrued $1.0 million of deferred interest. The lender agreed to payment of deferred interest of $515,000, and the remaining $515,000 was recorded as a decrease to interest expense in 2005. Further, the decrease is also the result of an increase in capitalized interest of $1.8 million related to the Four Points Centre, Campus El Segundo, and 2101 Market Street development properties. We began capitalizing interest on Four Points Centre, Campus

El Segundo, and 2101 Market Street in October 2004, April 2005, and July 2005, respectively. This decrease was offset as a result of five incremental months of expense in the amount of $1.4 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Depreciation and amortization expense. Depreciation and amortization expense increased by $3.6 million, or 40.7%, to $12.4 million for the year ended December 31, 2005 compared to $8.8 million for the year ended December 31, 2004. This increase was primarily the result of five incremental months of expense in the amount of $2.8 million due to the combination of the operating results of One Commerce Square as of June 1, 2004, and a result of additional real estate improvements and a higher basis resulting from purchase accounting at One Commerce Square.

General and administrative. General and administrative expense increased by $6.3 million, or 96.2%, to $12.9 million for the year months ended December 31, 2005 compared to $6.6 million for the year ended December 31, 2004. The increase is primarily due to an increase in salaries and employment related costs and overhead of becoming a public company on October 13, 2004. Overhead expenses include such costs as Sarbanes-Oxley related costs and directors’ and officers’ insurance premiums.

Gain on sale of real estate. Gain on sale of real estate was $975,000 for the year ended December 31, 2004 due to the sale of a parcel of development property at our Four Points Centre project in Austin, Texas, which was sold to an unaffiliated third party. There were no land sales for the year ended December 31, 2005.

Gain on purchase of other secured loan. Gain on purchase of other secured loan was $25.8 million for the year ended December 31, 2005 due to the purchase of the Two Commerce Square Junior B mezzanine loan in April 2005 at a discount.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $4.5 million for the year ended December 31, 2005 due to the defeasance of the One Commerce Square mortgage loan in December 2005.

Interest income. Interest income increased $951,000, or 300.0%, to $1.3 million for the year ended December 31, 2005 compared to $317,000 for the year ended December 31, 2004, primarily due to higher average cash balances in 2005.

Equity in net loss of unconsolidated/uncombined real estate entities. Equity in net loss of unconsolidated/uncombined real estate entities increased by $14.2 million to a net loss of $16.3 million for the year ended December 31, 2005 compared to a net loss of $2.1 million for the year ended December 31, 2004. Set forth below is a summary of the unconsolidated/uncombined condensed financial information for the unconsolidated/uncombined real estate entities and our share of net loss and equity in net loss for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Revenue	$75,845	$58,894
Operating and other expenses	(51,855)	(39,377)
Interest expense	(29,730)	(14,338)
Depreciation and amortization	(33,086)	(11,852)
Minority interest	3,910	5,950
Loss from discontinued operations	(1,566)	—
Cumulative effect of a change in accounting principle	(1,279)	—

Net loss	$(37,761)	$(723)

Thomas Properties’ and TPGI Predecessor’s share of net loss	$(17,112)	$(2,458)
Intercompany eliminations	853	371

Equity in net loss of unconsolidated/uncombined real estate entities	$(16,259)	$(2,087)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated/uncombined real estate entities for the year ended December 31, 2005 compared to the year ended December 31, 2004 increased primarily due to the acquisition of our interests in Reflections I and Reflections II on October 12, 2004, three properties in suburban Philadelphia on March 2, 2005 and four properties in Houston on August 4, 2005. One of the properties in suburban Philadelphia was classified as held for sale in 2005 in the financial statements of our joint venture with CalSTRS, and as a result, the operations for this property are reflected in discontinued operations. The increase was offset by the combination of One Commerce Square effective June 1, 2004. As a result, there was five months of revenue and expenses in the year ended December 31, 2004 for this property, with no corresponding revenue and expenses in the year ended December 31, 2005.

Aggregate interest expense increased by $15.4 million, or 107.4%, to $29.7 million for the year ended December 31, 2005 compared to $14.3 million for the year ended December 31, 2004 primarily as a result of an increase in interest expense of $7.1 million relating to the refinancing of the City National Plaza acquisition loan and interest expense of $10.7 million relating to the debt obligations of Reflections I and Reflections II, three properties in suburban Philadelphia and four properties in Houston, offset by five months of interest expense in 2004 of $2.4 million relating to One Commerce Square.

Aggregate depreciation and amortization expense increased by $21.2 million, or 179.2%, to $33.1 million for the year ended December 31, 2005 compared to $11.9 million for the year ended December 31, 2004 primarily as a result of additional depreciation and amortization expense of $21.0 million due to the acquisition of our interests in Reflections I and Reflections II, three properties in suburban Philadelphia, and four properties in Houston. In addition, the increase is a result of additional real estate improvements at City National Plaza during 2005 and 2004, which resulted in an increase of $2.4 million in depreciation and amortization expense for the year ended December 31, 2005, as compared to year ended December 31, 2004. The increase was offset by five months of depreciation and amortization expense in 2004 of $2.0 million relating to One Commerce Square, with no corresponding depreciation and amortization expense in 2005.

Loss from discontinued operations is the result of the classification of one of the properties in suburban Philadelphia as held for sale in 2005. This property was acquired in March 2005.

Cumulative effect of a change in accounting principle is the result of the adoption of an accounting principle that provided clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This accounting principle was adopted in 2005.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Total revenues. Total revenues increased by $11.3 million, or 24.4%, to $57.5 million for the year ended December 31, 2004 compared to $46.2 million for the year ended December 31, 2003. The significant components of revenue are discussed below.

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

Parking and other revenues. Revenues from parking and other increased by $951,000, or 46.7%, to $3.0 million for the year ended December 31, 2004 compared to $2.0 million for the year ended December 31, 2003. This increase was primarily as a result of the inclusion of $1.0 million in parking and other revenues for the year ended December 31, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004. This increase was offset by a decrease of approximately $131,000 in parking revenue at 2101 Market Street due to the allocation of certain parking spaces to accommodate a new retail tenant, which opened for operations in September 2003, at the adjacent 2121 Market Street property.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $2.3 million, or 26.1%, to $6.5 million for the year ended December 31, 2004 compared to $8.8 million for the year ended December 31, 2003. This decrease was primarily a result of $3.1 million of incentive fees we earned during the year ended December 31, 2003 under our agreement with the City of Sacramento for managing the development of the CalEPA headquarters building, with no corresponding revenue during the year ended December 31, 2004. All development fees were earned from CalEPA as of June 30, 2003. The decrease was also attributable to acquisition incentive fees of $307,000 and $199,000 during the year ended December 31, 2003 related to 1835 Market Street and Valencia Town Center, respectively, with no revenue during the year ended December 31, 2004. These decreases were offset by an increase of $197,000 in investment advisory and management fees, primarily relating to management services to Pacific Financial Plaza beginning on July 1, 2003, an increase in leasing commissions of $697,000 related to 1835 Market Street, Pacific Financial Plaza, and other unaffiliated properties, and an increase of $325,000 in reimbursed compensation costs related to our property management staff at various properties.

Investment advisory, management, leasing and development services revenues—unconsolidated/uncombined real estate entities. This revenue caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. The portion of the revenues represented by our ownership interest has been eliminated. Revenues from these services for unconsolidated/uncombined real estate entities increased by $442,000, or 8.8%, to $5.5 million for the year ended December 31, 2004 compared to $5.0 million for the year ended December 31, 2003. This increase was primarily a result of fee income related to City National Plaza. We began providing investment advisory and property management services to City National Plaza effective January 28, 2003, upon acquisition of our interest in this property. In addition, on October 13, 2004, we increased our ownership interest in City National Plaza from 4.3% to 21.3%, which had the effect of reducing the investment advisory, management, leasing and development services revenue recognized by us. Fees from construction management and leasing commissions at City National Plaza increased $260,000 and $1.2 million, respectively, during the year ended December 31, 2004, as compared to the year ended December 31, 2003. In addition, investment advisory and management fees related to City National Plaza increased $156,000 during the year ended December 31, 2004. This increase was offset by a one-time acquisition fee of $957,000 in the first quarter of 2003 relating to City National Plaza, and by a decrease of $246,000 in investment advisory, property management and leasing services related to One Commerce Square due to the combination of the operating results of One Commerce Square as of June 1, 2004, and the resulting elimination of these intercompany revenues.

Total expenses. Total expenses increased by $14.5 million, or 30.3%, to $62.2 million for the year ended December 31, 2004 compared to $47.7 million for the year ended December 31, 2003. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $4.5 million, or 62.5%, to $11.7 million for the year ended December 31, 2004 as compared to $7.2 million for the year ended December 31, 2003, primarily due to the combination of the operating results of One Commerce Square as of June 1, 2004, which represented expenses of $4.3 million.

Real estate taxes. Real estate tax expense increased by $1.4 million, or 41.2%, to $4.7 million for the year ended December 31, 2004 compared to $3.3 million for the year ended December 31, 2003. This increase is primarily a result of the inclusion of $1.6 million in real estate taxes for the year ended December 31, 2004 due to the combination of the operating results of One Commerce Square as of June 1, 2004.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased $501,000 or 7.9%, to $5.8 million for the year ended December 31, 2004 compared to $6.3 million for the year ended December 31, 2003, which is consistent with the decrease in investment advisory, management, leasing, and development services revenues.

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

General and administrative expense increased by $3.1 million, or 89.8%, to $6.6 million for the year ended December 31, 2005 compared to $3.5 million for the year ended December 31, 2004. The increase is primarily due to an increase in salaries and employment related costs and overhead of becoming a public company on October 13, 2004. Overhead expenses include such costs as directors’ and officers’ insurance premiums.

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

	2004	2003
Revenue	$58,894	$69,168
Operating and other expenses	(39,377)	(42,659)
Interest expense	(14,338)	(14,547)
Depreciation and amortization	(11,852)	(12,792)
Minority interest	5,950	4,147

Net (loss) income	$(723)	$3,317

Thomas Properties Group, Inc./TPGI Predecessor’s share of net loss	$(2,458)	$(1,760)
Intercompany eliminations and other adjustments	371	672

Equity in net loss of unconsolidated/uncombined real estate entities	$(2,087)	$(1,088)

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

Liquidity and Capital Resources

Analysis of liquidity and capital resources

We received net proceeds of $151.9 million from the Offering, and have utilized a majority of the net proceeds as follows:

•	acquired a 25% interest in Reflections I and Reflections II for an equity investment of $11.8 million;

•	increased our indirect ownership interest in City National Plaza from 4.3% to 21.3% for a payment of $21 million;

•	acquired the 50% interest in One Commerce Square owned by an unaffiliated third party for a purchase price of $24 million, plus the assumption of approximately $10 million of debt principal and interest repayment obligations. In addition, we repaid aggregate indebtedness of $10.7 million relating to One Commerce Square;

•	redeemed preferred equity interests related to One Commerce Square held by an unaffiliated mezzanine debt lender on the property for $11.7 million;

•	acquired a 25% interest in four properties in suburban Philadelphia, which were purchased for $136.0 million, of which we provided $8.8 million;

•	repaid $9.4 million on the One Commerce Square mezzanine loan, including deferred interest;

•	purchased the Two Commerce Square Junior B mezzanine loan from the lender for $2.5 million;

•	acquired a 25% interest in four properties in Houston, which were purchased for $280.5 million, of which we provided $15.3 million;

•	exercised our option to acquire land for the Campus El Segundo development, including acquiring the entire interest of our unaffiliated minority partner, for $11.6 million in October 2005; and

•	funded real estate improvements and development costs of $8.4 million

As of December 31, 2005, we have unrestricted cash and cash equivalents of $63.9 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of December 31, 2005, we have an unfunded capital commitment to our joint venture with CalSTRS of $22.7 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

We intend to declare and pay annual dividends on our common stock. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Two Commerce Square is subject to debt financing covenants containing lock-box arrangements. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the lock-box arrangements established for the existing lenders for the property. In addition, our joint venture with CalSTRS is subject to debt financing with a lockbox arrangement. With respect to our joint venture properties, we do not control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, future financing arrangements we may enter into may contain restrictions on our use of cash generated from our properties.

Development and Redevelopment Projects

We currently own interests in three development projects and our joint venture with CalSTRS includes redevelopment properties and a development site. We have considerable expertise in the completion of large-scale development and redevelopment projects. We anticipate developing these three development projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In 2004 a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, which provides proceeds to cover the estimated future redevelopment costs for this property. Presently, we have not obtained construction financing for these three development projects. If we finance the development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $5.7 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during 2006 and 2007.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at December 31, 2005 is as follows (in thousands):

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
Regularly scheduled principal payments	$8,000	$8,892	$3,200	$500	$492	$13,914	$34,998
Balloon principal payments due at maturity	4,000	19,500	—	3,900	35,153	227,628	290,181
Interest payments—fixed rate debt	22,709	21,922	21,373	21,943	14,838	53,274	156,059
Interest payments—variable rate debt (1)	1,466	1,008	—	—	—	—	2,474
Capital commitments (2)	24,456	970	—	—	—	—	25,426
Purchase commitment (3)	530	—	—	—	—	—	530
Operating lease (4)	127	127	127	53	—	—	434

Total	$61,288	$52,419	$24,700	$26,396	$50,483	$294,816	$510,102

(1)	The interest payments on the Four Points Centre and El Segundo mortgage loans are based on the prime rate or LIBOR based rate. The interest rate for the Four Points Centre mortgage loan was 7.25% as of December 31, 2005. For the El Segundo mortgage loan, $13.0 million and $6.5 million bear interest at 6.57% and 6.44%, respectively as of December 31, 2005.
(2)	Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $2.7 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, we have an unfunded capital commitment of $22.7 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both us and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund the remaining capital commitment in 2006.

Capital commitments of at least $20 million required under leases entered into at City National Plaza by City National Bank, Jones Day, and Fulbright & Jaworski are not included in the contractual obligations table above as City National Plaza is an unconsolidated subsidiary. These capital expenditures must be completed by December 31, 2006 under the Jones Day lease and by December 31, 2008 under the City National Bank and Fulbright & Jaworski leases. As of December 31, 2005, we have incurred approximately $15.5 million of this capital commitment.

(3)	We have entered into an agreement to acquire a parcel of land located near our Four Points Centre development project in Austin, Texas for $530,000. We expect this acquisition to close in the second quarter of 2006.
(4)	Represents the future minimum lease payments on our long-term operating lease for our corporate offices at City National Plaza. The table does not reflect available maturity extension options.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of December 31, 2005, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties with outstanding debt as of December 31, 2005 (in thousands). We have not guaranteed any of the debt.

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.75%		$200,000	7/11/06
Senior mezzanine loan (2)	LIBOR + 4.50		63,819	7/11/06
Junior mezzanine loan	LIBOR + 6.15		25,000	7/11/06
San Felipe Plaza senior mortgage loan (3)	5.28		101,500	8/11/10
2500 City West senior mortgage loan (4)	5.28		70,000	8/11/10
Brookhollow Central I, II and III / Intercontinental Center senior mortgage loan (5) (6)	LIBOR + 2.25		53,000	8/9/07
2121 Market Street mortgage loan	6.1		19,688	8/1/33	(7)
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (6) (8) (9)	LIBOR + 3.25	(12)	1,600	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (6) (9) (10)	LIBOR + 3.25	(12)	3,044	3/6/10
Valley Square Office Park
Note A (6) (9)	LIBOR + 1.75	(12)	27,500	3/1/07
Note B (6) (9) (11)	LIBOR + 3.25	(12)	2,767	3/1/07
Reflections I mortgage loan	5.23		23,195	4/1/15
Reflections II mortgage loan	5.22		9,664	4/1/15

			$678,277

(1)	Our joint venture with CalSTRS purchased interest rate cap agreements for the outstanding City National Plaza loans. The investee is also required to purchase interest rate cap agreements for each future advance under the $125.0 million senior mezzanine loan.
(2)	The mortgage and senior mezzanine loans are subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, however, under certain circumstances the exit fees will be waived.
(3)	Our joint venture with CalSTRS may borrow up to $16.2 million under a floating rate loan bearing interest at LIBOR plus 3.0%. No advances have been made as of December 31, 2005.
(4)	Our joint venture with CalSTRS may borrow up to $15.5 million under a floating rate loan bearing interest at LIBOR plus 3.0%. No advances have been made as of December 31, 2005.
(5)	Our joint venture with CalSTRS may borrow up to $32.8 million under a floating rate loan bearing interest at LIBOR plus 3.3%. No advances have been made as of December 31, 2005.
(6)	Our joint venture with CalSTRS has purchased interest rate cap agreements for these loans.
(7)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.
(8)	Our joint venture with CalSTRS may borrow up to $12.9 million under this loan.
(9)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(10)	Our joint venture with CalSTRS may borrow up to $13.4 million under this loan.
(11)	Our joint venture with CalSTRS may borrow up to $8.7 million under this loan.
(12)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of December 31, 2005, one month LIBOR exceeds 2.25%, per annum.

Cash Flows

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Cash and cash equivalents were $63.9 million as of December 31, 2005 and $56.5 million as of December 31, 2004.

Operating Activities—Net cash provided by operating activities increased by $15.0 million to $20.8 million for the year ended December 31, 2005 compared to $5.8 million for the year ended December 31, 2004. The increase was primarily a result of an increase in net income, non-cash expenses and distributions of $2.1 million from unconsolidated real estate entities, and a net increase in non-cash income. Net income (loss) changed by $6.2 million, from a net loss of $5.6 million for the year ended December 31, 2004 to net income of $644,000 for the year ended December 31, 2005. The increase in non-cash expenses was primarily a result of an increase of $14.2 million in equity in net loss of unconsolidated/uncombined real estate entities, an increase in depreciation and amortization expense of $3.6 million resulting from the combination of One Commerce Square effective June 1, 2004, and an increase in minority interest of $745,000. The net increase in non-cash income was the result of a $25.8 million gain from the purchase of the Two Commerce Square Junior B mezzanine loan in 2005, offset by a $4.5 million loss from early extinguishment of debt in 2005 and a $975,000 gain on sale of real estate in 2004.

Further, net cash provided by operations increased due to net changes in assets and liabilities of $8.6 million. This increase was a result of a $5.0 million change in prepaid rent at Two Commerce Square, a $3.4 million change in deferred interest payable, a $1.7 million change in other assets, a $1.5 million changes in accounts payable and other liabilities, $2.0 million change in rents and other receivables, and a $1.1 million change in deferred tax asset. The increase was offset by a $3.7 million change in due to affiliate, and a $2.4 million change in receivables from unconsolidated real estate entities.

Investing Activities—Net cash used in investing activities decreased by $28.9 million to $54.5 million for the year ended December 31, 2005 compared to $83.4 million for the year ended December 31, 2004. The decrease was primarily the result of the acquisitions related to our formation transactions concurrent with the Offering in 2004, including the 50% interest in One Commerce Square owned by an unaffiliated third party for $24.0 million, an additional interest in City National Plaza increasing our interest from 4.3% to 21.3% for $21.0 million, a 25% interest in each of Reflections I and Reflections II for $11.8 million and the redemption of the preferred equity interest in One Commerce Square for $11.7 million. The decrease was also a result of a $14.0 million decrease in short-term investments. These decreases were offset as a result of the exercise of the Campus El Segundo purchase option and buy-out of the minority interest partner for $31.1 million, acquisition of the properties in suburban Philadelphia and Houston in 2005 for $8.8 million and $15.3 million, respectively, by our joint venture with CalSTRS, an increase in net contributions to unconsolidated/uncombined real estate entities of $4.6 million, and an increase in real estate improvements of $711,000. In addition, during the year ended December 31, 2004, cash of $2.6 million resulted from the consolidation of One Commerce Square and proceeds of $3.3 million were received from the sale of development property to an unaffiliated third party, with no corresponding amounts during the year ended December 31, 2005.

Financing Activities—Net cash provided by financing activities decreased by $89.4 million to $41.1 million for the year ended December 31, 2005 compared to $130.5 million for the year ended December 31, 2004. The decrease was primarily a result of the net proceeds received from the sale of our common stock upon consummation of the Offering in 2004 of $151.9 million and the payment of dividends to common stockholders and distributions to limited partners in the operating partnership of $5.7 million in 2005. The decrease was also a result of the repayment of the One Commerce Square mezzanine loan of $9.3 million, repayment of the 2101 Market Street mortgage loan, and the purchase of the Two Commerce Square Junior B mezzanine loan for $2.5 million. The decrease was offset by the refinancing of One Commerce Square in 2005, in which the $72.2 million mortgage loan was defeased and $4.8 million in defeasance costs were incurred, offset by the new mortgage loan proceeds of $130.0 million. The decrease was also offset by a decrease in net distributions from TPGI Predecessor of $8.1 million.

Comparison of year ended December 31, 2004 to year ended December 31, 2003

Cash and cash equivalents were $56.5 million as of December 31, 2004 and $3.6 million as of December 31, 2003.

Operating Activities—Net cash provided by operating activities decreased by $7.6 million to $5.8 million for the year ended December 31, 2004 compared to $13.4 million for the year ended December 31, 2003. The decrease was primarily a result of a $3.0 million increase in net loss. Non-cash items increased $2.1 million resulting in an increase in cash provided by operating activities. Increases in non-cash items were due to an increase in depreciation and amortization expense of $3.0 million primarily as a result of the inclusion of seven months of depreciation and amortization expense for the year ended December 31, 2004 resulting from the combination of One Commerce Square effective June 1, 2004, and an increase of $1.0 million in equity in net loss of unconsolidated/uncombined real estate entities. These increases were offset by a gain on sale of real estate in the amount of $975,000 during the year ended December 31, 2004, and a decrease in the change in deferred rents of $1.1 million. Further, net cash provided by operations decreased due to a $4.5 million decrease in prepaid rent primarily relating to Two Commerce Square, a $5.0 million decrease in deferred interest payable primarily relating to One Commerce Square, and a $0.9 million decrease in rents and other receivables, offset by a $3.2 million increase in accounts payable and other liabilities, primarily relating to accrued expenses, and a $1.9 million increase in amounts due to affiliate.

Investing Activities—Net cash used in investing activities increased by $74.3 million to $83.4 million for the year ended December 31, 2004 compared to net cash used in investing activities of $9.1 million for the year ended December 31, 2003. The increase was primarily a result of acquisitions related to our formation transactions concurrent with the Offering, including the 50% interest in One Commerce Square owned by an unaffiliated third party for $24.0 million, an additional interest in City National Plaza increasing our interest from 4.3% to 21.3% for $21.0 million, a 25% interest in each of Reflections I and Reflections II for $11.8 million and the redemption of the preferred equity interest in One Commerce Square for $11.7 million. The increase was also a result of an increase in short-term investments, relating to the Offering proceeds, and an increase in real estate improvements of $4.4 million primarily relating to Two Commerce Square. These increases were offset by a decrease in net contributions to unconsolidated real estate entities of $4.5 million, primarily related to the acquisition of City National Plaza in 2003, proceeds of $3.3 million from the sale of development property to an unaffiliated third party in 2004, additional cash of $2.6 million resulting from the combination of One Commerce Square effective June 1, 2004, and a change of restricted cash of $1.6 million.

Financing Activities—Net cash provided by (used in) financing activities increased by $135.0 million to $130.5 million for the year ended December 31, 2004 compared to $(4.5) million for the year ended December 31, 2003. The increase was primarily a result of the net proceeds received from the sale of our common stock upon consummation of the Offering in 2004 of $151.9 million, and the result of the net activity associated with the refinancing of Two Commerce Square in 2003. The increase was offset by a decrease in contributions from TPGI Predecessor of $7.9 million, primarily relating to the refinancing of Two Commerce Square in 2003, an increase in net distributions of $12.1 million, and by the repayment of indebtedness relating to One Commerce Square.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. We have one multi-family residential property and are considering other future multi-family residential properties. The existing residential property is located in the Philadelphia central business district and subject to short-term leases. Inflationary increases can often be offset by increased rental rates, however, a weak economic environment may restrict our ability to raise rental rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we intend to use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of December 31, 2005, our company had $23.5 million of outstanding consolidated floating rate debt.

The unconsolidated real estate entities have total debt of $678.3 million, of which $376.7 million bears interest at floating rates. As of December 31, 2005, interest rate caps have been purchase for each of these floating rate loans.

Our fixed and variable rate long-term debt at December 31, 2005 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2006	$8,000	$4,000	$12,000
2007	8,892	19,500	28,392
2008	3,200	—	3,200
2009	4,400	—	4,400
2010	35,645	—	35,645
Thereafter	241,542	—	241,542

Total	$301,679	$23,500	$325,179

Weighted average interest rate	7.7%	6.7%	7.6%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At December 31, 2005, our variable rate long-term debt represents 7.2% of our total long-term debt. If interest rates were to increase by 70 basis points, or by approximately 10% of the weighted average variable rate at December 31, 2005, the net impact would be increased costs of $165,000 per year.

As of December 31, 2005, the fair value of our mortgage and other secured loans aggregates $324.5 million, compared to the aggregated carrying value of $325.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are filed with this report on Form 10-K commencing on page 52.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of our internal control over financial reporting. Based upon this assessment, our management concluded that our internal control over financial reporting operated effectively as of December 31, 2005. Our independent registered public accounting firm, Deloitte & Touche LLP has audited our financial statements and has issued an attestation report on our assessment of internal control over financial reporting, which is included herein.

Limitations on Effectiveness of Controls

As defined in Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Thomas Properties Group, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2006

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 14, 2006. The information concerning Section 16(a) beneficial ownership reporting will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Name	Age	Position
James A. Thomas	69	Chairman of the Board, President and Chief Executive Officer
R. Bruce Andrews	65	Director
Edward D. Fox	58	Director
Winston H. Hickox	63	Director
Daniel Neidich	56	Director
Randall L. Scott	50	Executive Vice President and Director
John R. Sischo	49	Executive Vice President and Director
Diana M. Laing	51	Chief Financial Officer and Secretary
Thomas S. Ricci	48	Executive Vice President
Robert D. Morgan	40	Vice President, Accounting and Administration

James A. Thomas serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Thomas has served on our Board of Directors since the Company was organized in March 2004. Mr. Thomas founded TPGI Predecessor, and served as the Chairman of the Board and Chief Executive Officer of TPGI Predecessor from 1996 to the consummation of the Offering in October 2004. Prior to founding TPGI Predecessor, Mr. Thomas served as a co-managing partner of Maguire Thomas Partners, a national full-service real estate operating company from 1983 to 1996. In 1996, Maguire Thomas Partners was divided into two companies with Mr. Thomas forming TPGI Predecessor with other key members of the former executive management at Maguire Thomas Partners. Mr. Thomas also served as Chief Executive Officer and principal owner of the Sacramento Kings NBA Basketball team and the ARCO Arena from 1992 until 1999. Mr. Thomas serves on the board of directors of the Townhall Los Angeles, SOS Coral Trees, Los Angeles Chamber of Commerce, Center Theatre Group, and the National Advisory Council of the Cleveland Marshall School of Law. He serves on the board of trustees of the Ralph M. Parsons Foundation in Los Angeles, Baldwin Wallace College in Cleveland, the Los Angeles County Museum of Art, and St. John’s Health Center Foundation in Santa Monica, California. Mr. Thomas also serves on the board of governors of the Music Center of Los Angeles County and is a member of the Rand Advisory Board. Mr. Thomas received his bachelor of arts degree in economics and political science with honors from Baldwin Wallace College in 1959. He graduated magna cum laude with a juris doctorate degree in 1963 from Cleveland Marshall Law School.

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

Daniel Neidich. Mr. Neidich has been a member of our Board of Directors since October 2004. He is Co-Chief Executive Officer of Dune Capital Management, an investment firm he co-founded in October 2004. In December 2003, Mr. Neidich retired from his position as a Managing Director of Goldman, Sachs & Co., where he served as a member of the firm’s management committee, co-head of the merchant banking division, and chairman of the Whitehall Fund Investment Committee. Mr. Neidich joined Goldman Sachs in 1978 in the real estate banking department. In 1984, Mr. Neidich became a partner of Goldman Sachs, and in 1990 he became head of Goldman Sachs’s real estate department. In 1991, Goldman Sachs, under Mr. Neidich’s direction, raised the first Whitehall Fund to invest in real estate opportunities. Mr. Neidich is a former member of the board of governors of the Real Estate Board of New York, a Trustee of the Urban Land Institute, and a former board member of Strategic Hotel Capital. He also serves on the board of directors of the Museum of Modern Art and New York University Child Study Center. Mr. Neidich received a bachelor of arts degree from Yale University and a master of business administration degree from the Stanford University graduate school of business.

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

John R. Sischo serves us as an Executive Vice President and Director. Mr. Sischo has been a member of our Board of Directors since April 2004. He is responsible for our investment management services, including oversight of our relationship with CalSTRS, acquisition efforts and our capital market relationships. He served as a Senior Vice President of TPGI Predecessor from April 1998 until the consummation of our Offering in October 2004. Prior to joining TPGI Predecessor, Mr. Sischo was with Banker’s Trust from 1989 to 1998 where he was instrumental in developing Bankers Trust’s real estate investment management practice. Prior to 1989, Mr. Sischo was with Security Pacific Corporation’s real estate investment banking practice. He began his career at Merrill Lynch Capital Markets. Mr. Sischo is on the board of directors of the Center City Association, a Los Angeles non-profit special services organization. Mr. Sischo received a bachelor’s degree in political science from the University of California at Los Angeles.

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

Thomas S. Ricci has served us as an Executive Vice President since April 2004. He served as Senior Vice President of TPGI Predecessor from May 1998 to our formation in March 2004, with oversight of business development and development services. From February 1992 through May 1998, Mr. Ricci was the vice president of planning and entitlements at Maguire Thomas Partners, Playa Capital Company division. As a senior executive at Maguire Thomas Partners, Mr. Ricci worked on several large mixed-use and commercial projects. Prior to joining Maguire Thomas Partners in 1987, Mr. Ricci was a Captain in the U.S. Air Force, where he was involved in planning, programming, design and construction of medical facilities at locations in the United States and abroad. Mr. Ricci is currently involved in various civic and professional organizations and serves as a member of the board of trustees of Marymount College in Rancho Palos Verdes, California. Mr. Ricci holds a bachelor of science degree and a bachelor of architecture degree with honors from the New York Institute of Technology.

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

The information concerning our audit committee financial expert required by Item 10 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.tpgre.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed by us in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

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

We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. Of this amount, we committed to issue 46,667 shares of restricted stock with an aggregate value of $560,000 following consummation of the Offering. In March 2005, we issued 730,003 incentive units under the Incentive Plan, for which the vesting period commenced on October 13, 2004. In addition, 10,000 and 4,984 shares of restricted common stock were granted to our four non-employee directors under our Non-Employee Directors’ Restricted Stock Plan on October 13, 2004 and June 15, 2005, respectively. The total number of shares under the Non-Employee Directors’ Restricted Stock Plan available for grant is 60,000. Vesting for the 56,667 and 4,984 shares commenced as of October 13, 2004 and June 15, 2005, respectively. The shares entitle the holder to full voting rights and will receive any dividends paid.

We have no equity compensation plans that were not approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans
Equity compensation plans approved by security holders	334,027	$12.26	285,021	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	May only be granted as options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by Item 13 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

The following consolidated and combined financial information is included as a separate section of this report on Form 10-K:

INDEX TO FINANCIAL STATEMENTS

Page
Thomas Properties Group, Inc. and Subsidiaries and Thomas Properties Group, Inc. Predecessor:
Report of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets as of December 31, 2005 and 2004	53
Consolidated/Combined Statements of Operations for Thomas Properties Group, Inc. and Subsidiaries for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and for the year ended December 31, 2003	54
Consolidated/Combined Statements of Stockholders’ Equity (Owners’ Deficit) for Thomas Properties Group, Inc. and Subsidiaries for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and for the year ended December 31, 2003	55
Consolidated/Combined Statements of Cash Flows for Thomas Properties Group, Inc. and Subsidiaries for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and for the year ended December 31, 2003	56
Notes to Consolidated/Combined Financial Information	58
Schedule III: Investments in Real Estate	86

TPG/CalSTRS, LLC:
Report of Independent Registered Public Accounting Firm	87
Consolidated Balance Sheets as of December 31, 2005 and 2004	88
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and the period from January 28, 2003 through December 31, 2003	89
Consolidated Statements of Members’ Equity and Comprehensive Loss for the years ended December 31, 2005 and 2004 and the period from January 28, 2003 through December 31, 2003	90
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from January 28, 2003 through December 31, 2003	91
Notes to Consolidated Financial Statements	92

(b) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Bylaws of the Registrant. (2)

10.1	2004 Equity Incentive Plan of Thomas Properties Group, Inc. (3)

10.2	Operating Partnership Agreement. (4)

10.3	Master Contribution Agreement entered into by James A. Thomas and the other contributors party thereto. (4)

10.4	Non-Employee Directors Restricted Stock Plan. (4)

10.5	Pairing Agreement between the Registrant and its Operating Partnership. (4)

10.6	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers. (2)

10.7	Employment Agreement between the Registrant and Mr. James A Thomas. (4)

10.8	Employment Agreement between the Registrant and Mr. Thomas S. Ricci. (4)

10.9	Employment Agreement between the Registrant and Mr. Randall L. Scott. (4)

10.10	Employment Agreement between the Registrant and Mr. John R. Sischo. (4)

10.11	Employment Agreement between the Registrant and Ms. Diana M. Laing. (4)

10.12+	Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (2)

10.13	Registration Rights Agreement between the Registrant and the parties thereto. (4)

10.14	Loan Agreement dated as of July 31, 2003 between Philadelphia Plaza-Phase II, LP as Borrower and Morgan Stanley Mortgage Capital, Inc. as Lender. (2)

10.15	Loan Agreement dated as of March 16, 1998 between Goldman Sachs Mortgage Company as Lender and Commerce Square Partners-Philadelphia Plaza, LP as Borrower. (2)

10.16	Senior Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 1, LP as Guarantor and DB Realty Mezzanine Investment Fund II, LLC as Lender. (2)

10.17	Junior A Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 2, LP as Guarantor and DB Realty Mezzanine Parallel Fund II, LLC as Lender. (2)

10.18	Junior B Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 3, LP as Guarantor and DB Realty Mezzanine Parallel Fund II, LLC as Lender. (2)

10.19	Loan Agreement dated as of July 15, 2004 by and among 515/555 Flower Associates, LLC as Borrower, Citigroup Global Markets Realty Corp. as Agent, LaSalle Bank National Association as collateral agent and each Lender signatory thereto. (2)

10.20	Loan Agreement dated as of July 15, 2004 by and among 515/555 Flower Mezzanine Associates, LLC as Borrower and Citigroup Global Markets Realty Corp. as Lender. (2)

10.21	Thomas Properties Group, Inc. Form of Restricted Shares Award Agreement. (3)

10.22	Thomas Properties Group, Inc., Form of Incentive Unit Award Agreement. (3)

10.23	Thomas Properties Group, Inc. Form of Non-Qualified Option Award Agreement. (3)

10.24	Thomas Properties Group, Inc. Form of Non-Employee Directors’ Restricted Shares Award Agreement. (3)

10.25	Loan Agreement between TPG Oak Hill/Walnut Hill, LLC and Greenwich Capital Financial Products, Inc. (3)

10.26	Loan Agreement between TPG Valley Square, LLC and Greenwich Capital Financial Products, Inc. (3)

10.27	Loan Agreement between TPG Four Falls, LLC and Greenwich Capital Financial Products, Inc. (3)

10.28	Loan Agreement between TPG—San Felipe Plaza, L.P. and Nomura Credit & Capital, Inc. (5)

10.29	Loan Agreement between TPG—2500 City West, L.P. and Nomura Credit & Capital, Inc. (5)

10.30	Loan Agreement between TPG—BH/ICC, L.P. and Nomura Credit & Capital, Inc. (5)

10.31	Loan Agreement between TPG—Commerce Square Partners—Philadelphia Plaza, L.P. as borrower and Greenwich Capital Financial Products, Inc. as lender (6)

21.1	Subsidiaries of the Registrant. (7)

23.1	Consent of Deloitte & Touche, LLP. (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any
Securities Act of 1933 registration statement.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed October 18, 2004.
(2)	Incorporated by reference from Registration Statement file number 333-11452.
(3)	Incorporated by reference from the Registrant’s Report on Form 10-K filed March 30, 2005.
(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed November 22, 2004.
(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 10, 2005.
(6)	Incorporated by reference from the Registrant’s Report on Form 8-K filed January 5, 2006.
(7)	Filed herewith.
+	Confidential treatment requested.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.:

We have audited the accompanying consolidated balance sheets of Thomas Properties Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (owners’ deficit), and cash flows of the Company for the year ended December 31, 2005 and for the period from October 13, 2004 (commencement of operations) through December 31, 2004 and the related combined statements of operations, owners’ deficit and cash flows of Thomas Properties Group, Inc. Predecessor, as defined in Note 1, for the period from January 1, 2004 through October 12, 2004 and the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated/combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of operations and cash flows of the Company for the year ended December 31, 2005 and for the period from October 13, 2004 (commencement of operations) through December 31, 2004 and the results of operations and cash flows of Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2006

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

December 31, 2005 and 2004

	2005	2004
ASSETS
Investments in real estate:
Land and improvements	$30,017	$30,017
Land and improvements—development property	55,389	30,865
Buildings and improvements	253,095	252,009
Tenant improvements	66,921	64,638

	405,422	377,529
Less accumulated depreciation	(104,325)	(95,044)

	301,097	282,485
Investment in real estate—development property held for sale	12,064	—

	313,161	282,485
Investments in unconsolidated real estate entities	41,124	31,624
Cash and cash equivalents	63,915	56,506
Restricted cash	15,511	12,949
Short-term investments	—	14,000
Rents and other receivables, net of allowance for doubtful accounts of $345 and $375 as of 2005 and 2004, respectively	1,804	2,355
Receivables—unconsolidated real estate entities	3,335	757
Deferred rents	23,111	28,453
Deferred leasing and loan costs, net of accumulated amortization of $7,663 and $7,503 as of 2005 and 2004, respectively	16,173	16,871
Deferred tax asset	39,440	40,138
Other assets, net	4,313	5,464

Total assets	$521,887	$491,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$273,575	$207,931
Other secured loans	47,704	87,959
Unsecured loan	3,900	—
Accounts payable and other liabilities, net	13,545	9,177
Dividends and distributions payable	1,905	—
Due to affiliate	—	1,852
Prepaid rent	3,753	841

Total liabilities	344,382	307,760

Minority interests:
Unitholders in the Operating Partnership	74,099	76,458
Minority interests in consolidated real estate entities	26	1,451

Total minority interests	74,125	77,909

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as December 31, 2005 and 2004	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,347,465 and 14,342,481 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	143	143
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of December 31, 2005 and 2004	167	167
Additional paid-in capital	106,713	106,673
Retained deficit	(3,379)	(581)
Unearned compensation, net	(264)	(469)

Total stockholders’ equity	103,380	105,933

Total liabilities and stockholders’ equity	$521,887	$491,602

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	The Company		TPGI Predecessor
	Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004	Year ended December 31, 2003
Revenues:
Rental	$32,618	$7,356	$20,611	$20,418
Tenant reimbursements	18,899	3,882	10,703	9,935
Parking and other	4,224	815	2,172	2,036
Investment advisory, management, leasing, and development services	4,633	1,427	5,089	8,815
Investment advisory, management, leasing and development services—unconsolidated/uncombined real estate entities	8,876	969	4,494	5,021

Total revenues	69,250	14,449	43,069	46,225

Expenses:
Rental property operating and maintenance	14,605	3,369	8,371	7,224
Real estate taxes	5,803	1,267	3,392	3,299
Investment advisory, management, leasing, and development services	6,218	856	4,986	6,343
Rent—unconsolidated/uncombined real estate entities	233	48	217	253
Interest	20,784	5,611	18,695	21,362
Depreciation and amortization	12,408	2,614	6,206	5,795
General and administrative	12,914	2,095	4,487	3,467

Total expenses	72,965	15,860	46,354	47,743

Gain on sale of real estate	—	—	975	—
Gain on purchase of other secured loan	25,776	—	—	—
Loss from early extinguishment of debt	(4,497)	—	—	—
Interest income	1,268	300	17	51
Equity in net loss of unconsolidated/uncombined real estate entities	(16,259)	(988)	(1,099)	(1,088)
Minority interests—unitholders in the Operating Partnership	(1,559)	1,128	—	—
Minority interests in consolidated/combined real estate entities	328	—	(1,614)	—

Income (loss) before (provision) benefit for income taxes	1,342	(971)	(5,006)	(2,555)
(Provision) benefit for income taxes	(698)	390	—	—

Net income (loss)	$644	$(581)	$(5,006)	$(2,555)

Earnings (loss) per share—basic and diluted	$0.05	$(0.04)
Weighted average common shares outstanding—basic	14,301,932	14,290,097
Weighted average common shares outstanding—diluted	14,308,087	14,290,097

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY (OWNERS’ DEFICIT)

(In thousands, except share data)

Years/Periods Ended December 31, 2005, 2004 and 2003

	Common stock		Limited Voting Stock	Additional Paid-In Capital	Deficit	Unearned Compensation, net	Total
	Shares	Amount
TPGI Predecessor
Balance, December 31, 2002	—	$—	$—	$—	$(12,206)	$—	$(12,206)
Contributions	—	—	—	—	14,816	—	14,816
Distributions	—	—	—	—	(2,925)	—	(2,925)
Net loss	—	—	—	—	(2,555)	—	(2,555)

Balance, December 31, 2003	—	—	—	—	(2,870)	—	(2,870)

Contributions	—	—	—	—	6,952	—	6,952
Distributions	—	—	—	—	(15,059)	—	(15,059)
Net loss	—	—	—	—	(5,006)	—	(5,006)

Balance, October 12, 2004	—	—	—	—	(15,983)	—	(15,983)

The Company
Reclassify TPGI Predecessor owners’ deficit	—	—	—	(15,983)	15,983	—	—
Issuance of limited voting stock	—	—	167	1	—	—	168
Sale of common stock	14,285,814	143	—	151,723	—	—	151,866
Fair value of operating partnership units granted to certain minority owners of TPGI Predecessor	—	—	—	8,200	—	—	8,200
Minority interests of former owners’ continuing interests	—	—	—	(78,133)	—	—	(78,133)
Deferred tax asset upon formation transactions	—	—	—	39,748	—	—	39,748
Commitment to issue unvested restricted common stock, net of minority interests	56,667	—	—	680	—	(314)	366
Vesting of restricted stock, net of minority interests	—	—	—	—	—	24	24
Commitment to issue stock options, net of minority interests	—	—	—	437	—	(202)	235
Vesting of stock options, net of minority interests	—	—	—	—	—	23	23
Net loss	—	—	—	—	(581)	—	(581)

Balance, December 31, 2004	14,342,481	$143	$167	$106,673	$(581)	$(469)	$105,933

Issuance of unvested restricted common stock, net of minority interests	4,984	—	—	40	—	(28)	12
Vesting of restricted stock, net of minority interests	—	—	—	—	—	127	127
Vesting of stock options, net of minority interests	—	—	—	—	—	106	106
Dividends	—	—	—	—	(3,442)	—	(3,442)
Net income	—	—	—	—	644	—	644

Balance, December 31, 2005	14,347,465	$143	$167	$106,713	$(3,379)	$(264)	$103,380

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	The Company		TPGI Predecessor
	Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004	Year ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$644	$(581)	$(5,006)	$(2,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate	—	—	(975)	—
Gain on purchase of other secured loan	(25,776)	—	—	—
Loss from early extinguishment of debt	4,475	—	—	—
Loss from early extinguishment of debt applied to loan premiums	(1,098)	—	—	—
Reversal of deferred interest on other secured loan	(515)	—	—	—
Write-off of unamortized deferred loan costs	1,120	—	—	—
Equity in net loss of unconsolidated/uncombined real estate entities	16,259	988	1,099	1,088
Deferred rents	5,355	1,028	4,034	6,182
Depreciation and amortization expense	12,408	2,614	6,206	5,795
Bad debt expense reversal	—	—	26	99
Amortization of loan costs	563	129	312	480
Amortization of loan premium	(459)	(99)	—	—
Amortization of above and below market leases, net	(284)	(82)	—	—
Vesting of stock options and restricted stock	505	—	—	—
Minority interests	1,231	(1,128)	1,614	—
Distributions from operations of unconsolidated real estate entities	2,108	—	—	—
Changes in assets and liabilities:
Rents and other receivables	912	(1,507)	457	(157)
Receivables—unconsolidated/uncombined real estate entities	(2,578)	163	(358)	(73)
Deferred leasing and loan costs	(1,115)	(110)	(1,025)	(769)
Deferred tax asset	698	(390)	—	—
Other assets	1,151	(593)	10	(261)
Deferred interest payable	195	(5,892)	2,736	1,866
Accounts payable and other liabilities	3,961	(135)	2,567	(726)
Due to affiliate	(1,852)	1,852	—	—
Prepaid rent	2,912	(1,692)	(442)	2,405

Net cash provided by operating activities	20,820	(5,435)	11,255	13,374

Cash flows from investing activities:
Expenditures for improvements to real estate	(6,981)	(1,452)	(4,817)	(1,848)
Exercise of Campus El Segundo purchase option and buy-out of minority partner	(31,100)	—	—	—
Purchases of interests in unconsolidated/uncombined real estate entities	(25,733)	(68,774)	—	—
Proceeds from sale of real estate	—	—	3,321	—
Return of capital from unconsolidated/uncombined real estate entities	8,386	144	2,445	1,692
Contributions to unconsolidated/uncombined real estate entities	(10,520)	(51)	(96)	(4,635)
Cash acquired from One Commerce Square investment	—	—	2,619	—
Change in short-term investments	14,000	(14,000)	—	—
Change in restricted cash	(2,562)	(4,613)	1,908	(4,326)

Net cash used in investing activities	(54,510)	(88,746)	5,380	(9,117)

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	The Company		TPGI Predecessor
	Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004	Year ended December 31, 2003
Cash flows from financing activities:
Proceeds from equity offering	—	171,429	—	—
Payment of offering costs	—	(19,563)	—	—
Contributions from owners of TPGI Predecessor	—	—	6,952	14,816
Distributions to owners of TPGI Predecessor	—	—	(15,059)	(2,925)
Minority interest contributions	—	318	—	—
Minority interest distributions	—	—	(1,101)	—
Payment of dividends to common shareholders and distributions to limited partners of the operating partnership	(5,715)	—	—	—
Principal payments on notes payable	(8,995)	(5,030)	(7,577)	(2,882)
Repayment of notes payable, including principal defeased and defeasance costs	(89,798)	—	—	(221,065)
Purchase of Two Commerce Square Junior B mezzanine loan	(2,500)	—	—	—
Proceeds from mortgage and other secured loans	149,500	—	93	209,627
Payment of loan costs	(1,393)	—	—	(2,084)

Net cash provided by (used in) financing activities	41,099	147,154	(16,692)	(4,513)

Net increase (decrease) in cash and cash equivalents	7,409	52,973	(57)	(256)
Cash and cash equivalents at beginning of period	56,506	3,533	3,590	3,846

Cash and cash equivalents at end of period	$63,915	$56,506	$3,533	$3,590

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $2,165, $238, $116 and $245 for the year ended December 31, 2005, the periods from October 13, 2004 through December 31, 2004 and from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, respectively	$27,201	$6,987	$16,588	$19,467

Supplemental disclosure of non-cash investing and financing activities:
Consolidation of One Commerce Square:
Assets acquired, net of cash	—	—	$105,101	—
Elimination of One Commerce Square investment	—	—	(9,804)	—
Liabilities assumed	—	—	(97,916)	—

Cash acquired	$—	$—	$(2,619)	$—

Accrual for declaration of dividends to common shareholders and distributions to limited partners of the operating partnership	$1,905	$—	$—	$—
Investments in real estate included in accounts payable and other liabilities	692	—	—	—
Financing provided by minority partner relating to acquisition of minority partner’s interest	3,900	—	—	—
Increase in investments in real estate and additional paid in capital for fair value of operating partnership units granted to certain minority owners of TPGI Predecessor	—	8,200	—	—
Reclassification of owners’ deficit to additional paid in capital	—	15,983	—	—
Reclassification of minority interest for limited partnership units in the operating partnership from additional paid in capital	—	78,133	—	—
Deferred tax asset upon formation transactions	—	39,748	—	—
Assumption of debt relating to the acquisition of the 50% interest in One Commerce Square	—	9,985	—	—

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION

December 31, 2005, 2004, and 2003

(Tabular amounts in thousands)

1. Organization and Description of Business

The terms “Thomas Properties”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. together with our operating partnership, Thomas Properties Group, L.P., or the “Operating Partnership.”

We were formed to succeed to certain businesses of the Thomas Properties predecessor (Thomas Properties Group, Inc. Predecessor, or “TPGI Predecessor”), which was not a legal entity but rather a combination of real estate entities and operations. We own, manage, lease, acquire and develop real estate, consisting primarily of office properties and related parking garages, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. The ultimate owners of TPGI Predecessor were Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, and certain others who had minor ownership interests.

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

Our operations are carried on through the Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of December 31, 2005, we held a 46.3% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

As of December 31, 2005, we were invested in the following real estate entities:

Entity	Type; Possible Planned Development	Location
Consolidated entities:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)

Two Commerce Square	High-rise office	PCBD

2101 Market Street	Undeveloped land; Residential/Office/Retail	PCBD

Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas

Campus El Segundo	Undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California

Reflections I	Suburban office—single tenancy	Reston, Virginia

Reflections II	Suburban office—single tenancy	Reston, Virginia

Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania

Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania

Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania

Valley Square Office Park	Suburban office	Blue Bell, Pennsylvania

San Felipe Plaza	High-rise office	Houston, Texas

2500 City West	Suburban office and undeveloped land	Houston, Texas

Brookhollow Central I, II and III	Suburban office	Houston, Texas

Intercontinental Center	Suburban office	Houston, Texas

TPG/P&A 2101 Market, LLC	Undeveloped land; Residential/Office/Retail	PCBD

2101 Market Street includes a surface parking lot that services One Commerce Square, Two Commerce Square and other unrelated properties. The City National Plaza property also includes an off-site garage that provides parking for City National Plaza and other properties. The office properties typically include on-site parking, retail and storage space.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

From the late 1980s through 2000, TPGI Predecessor developed One Commerce Square, Two Commerce Square, 2121 Market Street and the California Environmental Protection Agency (“CalEPA”) headquarters building in Sacramento, California. We have the responsibility for the day-to-day operations of CalEPA building, but have no ownership interest in the property. We provide investment advisory services for the California State Teachers Retirement System (“CalSTRS”) with respect to four properties that are wholly owned by CalSTRS—800 South Hope Street, Valencia Town Center, 1835 Market Street and Pacific Financial Plaza—as well as the properties owned in a joint venture between CalSTRS and us. In addition, we provide property management, leasing and development services to the properties discussed above, except we do not provide property management services for 2121 Market Street, Reflections I and Reflections II.

In July 2004, TPGI Predecessor entered into a joint venture agreement with an unrelated party related to a portion of the land at Four Points Centre, known as The Square at Four Points Centre. In 2005, this joint venture agreement was terminated.

In 2001, TPGI Predecessor formed a joint venture with a third party, which entered into an agreement to purchase the land commonly referred to as Campus El Segundo. In October 2005, we purchased the entire interest of our unaffiliated minority partner in the joint venture and exercised the option to acquire the land.

Effective October 13, 2004, Mr. Thomas owns an 11% ownership interest in One Commerce Square and Two Commerce Square.

We hold a 50% interest in TPG/P&A 2101 Market, LLC, which was formed to hold a general partnership interest in the 2101 Market Street development project.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The real estate entities included in the consolidated and combined financial statements have been consolidated or combined only for the periods that such entities were under control by us or TPGI Predecessor. The equity method of accounting is utilized to account for investments in real estate entities over which we or TPGI Predecessor have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

The interests in One Commerce Square (beginning June 1, 2004), Two Commerce Square (beginning October 13, 2004), and Campus El Segundo (through October 11, 2005), not owned by us or TPGI Predecessor are reflected as minority interest. For the period from October 13, 2004 through December 31, 2005, no losses of Two Commerce Square have been allocated to the minority partner, as no further contributions are required from the minority partner. The unrecognized minority interest in the deficit of Two Commerce Square is $480,000 and $98,000 at December 31, 2005 and 2004, respectively. Future income allocable to the minority partner will be reduced by such unrecognized losses.

Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Short-term Investments

Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Our short-term investments are classified as available-for-sale, and are carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity.

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

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $3,399,000 and $1,234,000 as of December 31, 2005 and 2004, respectively.

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate and investments in unconsolidated/uncombined real estate entities has occurred for the periods presented.

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

Purchase Accounting for Acquisition of Interests in Real Estate Entities

Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which we or TPGI Predecessor acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Loan premiums, in the case of any above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in other assets, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, included in other liabilities, are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2005 and 2004, we had a net liability related to above and below market leases of $72,000 and $356,000, respectively. The weighted average amortization period for our above and below market leases was approximately 6.9 years as of December 31, 2005.

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

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$589	$505	$472	$640	$614	$1,724	$4,544

Adjustments to rental revenues
Above market leases	$(247)	$(232)	$(196)	$(196)	$(196)	$(560)	(1,627)
Below market leases	455	310	271	174	156	333	1,699

Net adjustment to rental revenues	$208	$78	$75	$(22)	$(40)	$(227)	$72

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment decreased revenue by $5,355,000, $1,028,000, $4,034,000, and $6,182,000 for the year ended December 31, 2005, periods from October 13, 2004 through December 31, 2004 and from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $284,000 and $82,000 for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated and combined balance sheets and contractually due but unpaid rents are included in rents and other receivables. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R required that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We will adopt this statement as of January 1, 2006. The adoption of this statement will not significantly impact our financial statements, as we previously adopted the fair value based method of accounting of SFAS 123, Accounting for Stock-Based Compensation.

In March 2005, FASB issued FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations), which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. This statement is effective for fiscal years ended after December 15, 2005. We determined that conditional legal obligations exist for an unconsolidated real estate entity, City National Plaza, related primarily to asbestos materials, and accrued $4,239,000 for such estimated future costs.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, to replace Accounting Principles Board (“APB”) Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2005, FASB issued Emerging Issues Task Force (“EITF”) Abstract No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, to address issues related to the amortization period for leasehold improvements acquired in a

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not significantly impact our financial statements.

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

TPGI Predecessor’s real estate entities were partnerships and limited liability companies, and its property management, leasing, and real estate development operations were held by a partnership. Under applicable federal and state income tax rules, the allocated share of net income or loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying combined financial statements for the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003.

Earnings (loss) per share

Earnings (loss) per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that have been granted or has been committed to be granted, all using the treasury stock method, are not dilutive for the period from October 13, 2004 through December 31, 2004.

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

We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate, including real estate held by the unconsolidated/uncombined real estate entities accounted for using the equity method. These assessments have a direct impact on our net income because recording an impairment loss results in a negative adjustment to net income.

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

Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: the acquisition, development, ownership, and management of commercial real estate. Additionally, we operate in one geographic area: the United States.

Our office portfolio includes revenues from the rental of office space to tenants, parking, rental of storage space and other tenant services.

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

We have two operating properties located in downtown Philadelphia, Pennsylvania. In addition, one of our unconsolidated operating properties is also located in downtown Philadelphia, Pennsylvania. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

In our consolidated/combined statements of cash flows for the periods from October 13, 2004 through December 31, 2004 and January 1, 2004 through October 12, 2004, and year ended December 31, 2003, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as a financing activity. In the accompanying consolidated/combined statements of cash flows for the periods from October 13, 2004 through December 31, 2004 and January 1, 2004 through October 12, 2004, and year ended December 31, 2003, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a (decrease)increase of $(4,613,000), $1,908,000, and $(4,326,000), respectively, to investing cash flows and a corresponding decrease(increase) to financing cash flows from the amounts previously reported.

3. Unconsolidated/Uncombined Real Estate Entities

The unconsolidated/uncombined real estate entities include the entities that own One Commerce Square (through May 31, 2004, as this entity was considered to be a variable interest entity on June 1, 2004), 2121 Market Street, Harris Building Associates, TPG/CalSTRS, LLC, a joint venture with CalSTRS, and TPG/P&A 2101 Market, LLC. TPG/CalSTRS, LLC owns the following properties:

City National Plaza (purchased January 2003)

Reflections I (purchased October 2004)

Reflections II (purchased October 2004)

Four Falls Corporate Center (purchased March 2005)

Oak Hill Plaza (purchased March 2005)

Walnut Hill Plaza (purchased March 2005)

Valley Square Office Park (purchased March 2005)

San Felipe Plaza (purchased August 2005)

2500 City West (purchased August 2005)

Brookhollow Central I, II and III (purchased August 2005)

Intercontinental Center (purchased August 2005)

2500 City West land (purchased December 2005)

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following are the stated ownership percentages, prior to any preferred or special allocations, as of May 31, 2004 for One Commerce Square (after which date this entity was combined or consolidated) and as of December 31, 2005 for all other entities:

One Commerce Square	50.0	%(1)
2121 Market Street	50.0%
Harris Building Associates	0.1	%(2)
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(3)
All other properties	25.0	%(4)
TPG/P&A 2101 Market, LLC	50.0%

(1)	Prior to October 13, 2004, TPGI Predecessor and an unaffiliated third party each owned 50.0% of the Series A preferred capital and non-preferred capital of the partnership that owned One Commerce Square. In addition, an unaffiliated third party owned the $6.75 million Series B preferred capital. In accordance with the partnership agreement, the holder of the Series B preferred capital was entitled to preferred cumulative distributions of 17.5% per annum, after the holders of the Series A preferred capital received their preferred cumulative distributions. Thereafter, distributions went to the holders of the non-preferred capital.

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

(2)	The partnership that owns 2121 Market Street entered into a master lease for the property with Harris Building Associates designed to allow a third party investor to take advantage of the historic tax credits for the property. The Operating Partnership and an unrelated party each hold a 0.05% general partnership interest in Harris Building Associates. The 99.9% limited partner of Harris Building Associates contributed $3.5 million and no further contributions are required. In addition, this partner is entitled to various distributions, fees, and priority returns. During 2004, the accumulated losses and distributions for this limited partner exceeded their contribution amount and priority return. As such, net loss is allocated equally to the general partners, resulting in an allocation of 50% net loss to us.
(3)	On October 13, 2004, at the consummation of the Offering, we increased our ownership interest in the property from 4.3% to 21.3%.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Investments in unconsolidated real estate entities as of December 31, 2005 and 2004 are as follows:

	2005	2004
TPG/CalSTRS, LLC:
City National Plaza	$19,848	$20,832
Reflections I	1,161	7,492
Reflections II	1,499	4,232
Four Falls Corporate Center	2,018	—
Oak Hill Plaza / Walnut Hill Plaza	1,801	—
Valley Square Office Park	1,320	—
San Felipe Plaza	6,858	—
2500 City West	4,505	—
Brookhollow Central I, II and III / Intercontinental Center	1,853	—
2121 Market Street and Harris Building Associates	(1,020)	(932)
TPG/P&A 2101 Market, LLC	1,281	—

	$41,124	$31,624

The following is a summary of the investments in unconsolidated/uncombined real estate entities for the years ended December 31, 2005, 2004, and 2003:

Investment balance, December 31, 2002	$11,352
Contributions	4,635
Equity in net loss of uncombined real estate entities	(1,088)
Distributions	(1,692)

Investment balance, December 31, 2003	13,207
Elimination of One Commerce Square investment at May 31, 2004 due to consolidation	(9,804)
Contributions	96
Equity in net loss of uncombined real estate entities	(1,099)
Distributions	(2,445)

Investment balance, October 12, 2004	(45)
Acquisition of 25% interest in Reflections I and Reflections II	11,750
Acquisition of additional interest in City National Plaza	21,000
Contributions	51
Equity in net loss of unconsolidated real estate entities	(988)
Distributions	(144)

Investment balance, December 31, 2004	$31,624
Contributions, including $25,733 for acquisition of new properties	36,253
Equity in net loss of unconsolidated real estate entities	(16,259)
Distributions	(10,494)

Investment balance, December 31, 2005	$41,124

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

As of December 31, 2005, the unfunded capital commitments of CalSTRS and the Company were $68,158,000 and $22,719,000, respectively.

Effective January 1, 2006, a buy-sell provision may be exercised by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to either elect to buy the initiating party’s interest, or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. Effective January 1, 2006, the minority owners of City National Plaza have the option to require the joint venture to purchase its interest for an amount equal to what would be payable to them upon liquidation of the assets at fair market value.

Following is summarized financial information for the unconsolidated/uncombined real estate entities as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003:

Summarized Balance Sheets

	2005	2004
ASSETS
Investments in real estate	$746,551	$351,157
Receivables including deferred rents	21,246	14,397
Other assets	140,260	39,142

Total assets	$908,057	$404,696

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$678,319	$266,256
Other liabilities	60,566	27,718

Total liabilities	738,885	293,974

Minority interest	—	1,566

Owners’ equity:
Thomas Properties, including $28 and $34 of other comprehensive loss as of 2005 and 2004, respectively	42,576	31,728
Other owners, including $323 and $342 of other comprehensive loss as of 2005 and 2004, respectively	126,596	77,428

Total owners’ equity	169,172	109,156

Total liabilities and owners’ equity	$908,057	$404,696

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations

	2005	2004	2003
Revenues	$75,845	$58,894	$69,168

Expenses:
Operating and other expenses	51,855	39,377	42,659
Interest expense	29,730	14,338	14,547
Depreciation and amortization	33,086	11,852	12,792

Total expenses	114,671	65,567	69,998

Loss from continuing operations	(38,826)	(6,673)	(830)
Minority interest	3,910	5,950	4,147
Loss from discontinued operations	(1,566)	—	—
Cumulative effect of a change in accounting principle	(1,279)	—	—

Net (loss) income	$(37,761)	$(723)	$3,317

Thomas Properties / TPGI Predecessor’s share of net (loss) income	$(17,112)	$(2,458)	$(1,760)

Included in the preceding summarized balance sheets as of December 31, 2005 and 2004, are the following balance sheets of TPG/CalSTRS, LLC:

	2005	2004
ASSETS
Investments in real estate	$718,044	$331,140
Receivables including deferred rents	18,697	9,530
Other assets	144,062	38,764

Total assets	$880,803	$379,434

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$658,589	$246,338
Other liabilities	54,306	20,410

Total liabilities	712,895	266,748

Minority interest	—	1,566

Members’ equity:
Thomas Properties, including $28 and $34 of other comprehensive loss as of 2005 and 2004, respectively	41,687	32,785
Other members, including $323 and $342 of other comprehensive loss as of 2005 and 2004, respectively	126,221	78,335

Total members’ equity	167,908	111,120

Total liabilities and members’ equity	$880,803	$379,434

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information by real estate entity for the year ended December 31, 2005, periods from October 13, 2004 through December 31, 2004 and January 1, 2004 through October 12, 2004 and the year ended December 31, 2003:

	Year ended December 31, 2005
	2121 Market Street and Harris Building Associates	TPG/P&A 2101 Market, LLC	TPG/CalSTRS, LLC	Total
Revenues	$5,324	$—	$70,521	$75,845

Expenses:
Operating and other	3,344	412	48,099	51,855
Interest	1,212	—	28,518	29,730
Depreciation and amortization	1,135	—	31,951	33,086

Total expenses	5,691	412	108,568	114,671

Loss from continuing operations	(367)	(412)	(38,047)	(38,826)
Minority interest	—	—	3,910	3,910
Loss from discontinued operations	—	—	(1,566)	(1,566)
Cumulative effect of a change in accounting principle	—	—	(1,279)	(1,279)

Net loss	$(367)	$(412)	$(36,982)	$(37,761)

Thomas Properties’ share of net loss	$(183)	$(206)	$(16,723)	$(17,112)

Intercompany eliminations				853

Equity in net loss of unconsolidated real estate entities				$(16,259)

	Period from October 13, 2004 through December 31, 2004
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$1,269	$9,361	$10,630

Expenses:
Operating and other	1,234	7,268	8,502
Interest	309	3,180	3,489
Depreciation and amortization	286	2,315	2,601

Total expenses	1,829	12,763	14,592

Loss from continuing operations	(560)	(3,402)	(3,962)
Minority interest	—	1,828	1,828

Net loss	$(560)	$(1,574)	$(2,134)

Thomas Properties’ share of net loss	$(95)	$(996)	$(1,091)

Intercompany eliminations			103

Equity in net loss of unconsolidated real estate entities			$(988)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

	Period from January 1, 2004 through October 12, 2004
	One Commerce Square (through May 31, 2004)	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$9,629	$3,772	$34,863	$48,264

Expenses:
Operating and other	4,531	2,530	23,814	30,875
Interest	2,373	925	7,551	10,849
Depreciation and amortization	2,035	849	6,367	9,251

Total expenses	8,939	4,304	37,732	50,975

Income (loss) from continuing operations	690	(532)	(2,869)	(2,711)
Minority interest	—	—	4,122	4,122

Net income (loss)	$690	$(532)	$1,253	$1,411

TPGI Predecessor’s share of net loss	$(33)	$(109)	$(1,225)	$(1,367)

Intercompany eliminations				268

Equity in net loss of uncombined real estate entities				$(1,099)

	Year Ended December 31, 2003
	One Commerce Square	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$22,862	$4,884	$41,422	$69,168

Expenses:
Operating and other	11,576	3,495	27,588	42,659
Interest	5,749	1,230	7,568	14,547
Depreciation and amortization	4,867	1,110	6,815	12,792

Total expenses	22,192	5,835	41,971	69,998

Income (loss) from continuing operations	670	(951)	(549)	(830)
Minority interest	—	—	4,147	4,147

Net income (loss)	$670	$(951)	$3,598	$3,317

TPGI Predecessor’s share of net loss	$(517)	$(24)	$(1,219)	$(1,760)

Intercompany eliminations				672

Equity in net loss of uncombined real estate entities				$(1,088)

One tenant of TPG/CalSTRS, LLC accounted for approximately 10.1% of rental revenues and tenant reimbursements for the year ended December 31, 2005. Three tenants of TPG/CalSTRS, LLC accounted for approximately 56.4% and 60.6% of rental revenues and tenant reimbursements for the year ended December 31, 2004 and the period from January 28, 2003 (commencement of operations) to December 31, 2003, respectively. Four tenants in One Commerce Square accounted for approximately 65.5% and 63.7% of rental revenues and tenant reimbursements for that property for the period from January 1, 2004 through May 31, 2004 and the year ended December 31, 2003, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as December 31, 2005 and 2004:

	2005	2004
Our share of owners’ equity recorded by unconsolidated real estate entities	$42,576	$31,728
Intercompany eliminations and other adjustments	(1,452)	(104)

Investments in unconsolidated real estate entities	$41,124	$31,624

4. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2005 and 2004 is as follows:

	Interest rate	Outstanding debt		Maturity date
		2005	2004
One Commerce Square mortgage loan
Mortgage loan (1)	5.7%	$130,000	$73,489	1/6/16
Senior mezzanine loan (2)	17.5	—	10,312	—
Two Commerce Square:
Mortgage loan (3)	6.3	120,075	125,384	5/09/13
Senior mezzanine loan (4) (5)	17.2	43,774	46,184	1/09/10
Junior A mezzanine loan (4) (6)	15.0	3,930	3,752	1/09/10
Junior B mezzanine loan (7)	9.2	—	27,711	—
Campus El Segundo mortgage loan (8)	Prime Rate or LIBOR + 2.25	19,500	—	10/10/07
Four Points Centre mortgage loan (9)	Prime Rate	4,000	4,000	8/28/06

2101 Market Street mortgage loan (10)	Prime Rate or LIBOR + 2.5%	—	3,500	—

Total principal outstanding		321,279	294,332
Loan premium (11)		—	1,558

Total debt		$321,279	$295,890

(1)	In December 2005, we defeased our existing mortgage loan, which had an outstanding principal and accrued interest balance of $72,466,000, a maturity date of April 11, 2028, and a current interest rate of 7.0%. The new mortgage loan is subject to interest only payments through January 9, 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule through maturity on January 6, 2016. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.
(2)	In April 2005, we repaid the outstanding principal of the mezzanine loan, which had a balance of $9,250,000.
(3)	The mortgage loan may be defeased after October 2005, and may be prepaid after February 2013.
(4)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.
(5)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

effective interest rate on this loan as of December 31, 2005 and 2004 was 17.2% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(7)	In April 2005, we purchased this mezzanine loan from the lender for $2,500,000, which resulted in a gain of $25,776,000.
(8)	$13,000,000 and $6,500,000 of the mortgage loan bears interest at 6.57% and 6.44% at December 31, 2005, respectively.
(9)	The prime rate as of December 31, 2005 and 2004 was 7.25% and 5.25% per annum, respectively.
(10)	In September 2005, we repaid the outstanding principal of the mortgage loan.
(11)	In connection with the acquisition of a 50% third-party interest in One Commerce Square, a premium was recorded to adjust 50% of the assumed mortgage loan to market value. The loan was defeased in December 2005.

The loan agreement for Two Commerce Square requires that all receipts collected from this property be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at December 31, 2005 and 2004 is $3,687,000 and $1,749,000, respectively, which has been deposited in the lockbox account.

Certain mortgage and other secured loans were repaid or defeased, which resulted in repayment and defeasance costs. Such costs, along with the write-off of unamortized loan costs, net of loan premiums recorded, are presented as loss from early extinguishment of debt in the accompanying consolidated statements of operations.

As of December 31, 2005, principal payments due for the outstanding debt are as follows:

Year ending December 31,
2006	$12,000
2007	28,392
2008	3,200
2009	500
2010	35,645
Thereafter	241,542

$321,279

5. Unsecured Loan

In October 2005, we purchased the entire interest of our unaffiliated minority partner in TPG-El Segundo Partners, LLC, $3,900,000 of which was financed with an unsecured loan from the minority partner. The loan bears interest at 5% per annum. Principal and interest is payable at maturity on October 12, 2009.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

6. Earnings (loss) per Share

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share for the year ended December 31, 2005 and the period from October 13, 2004 through December 31, 2004 (in thousands except share and per share amounts):

	2005	2004
Net income (loss) attributable to common shares	$644	$(581)

Weighted average common shares outstanding—basic	14,301,932	14,290,097
Potentially dilutive common shares(1):
Stock options	4,675	—
Restricted stock	1,480	—

Adjusted weighted average common shares outstanding—diluted	14,308,087	14,290,097

Earnings (loss) per share—basic and diluted	$0.05	$(0.04)

(1)	For the period October 13, 2004 through December 31, 2004, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

7. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis after December 13, 2005. As of October 13, 2004, we committed to issue 730,003 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular units in the Operating Partnership and rank pari passu with the Units as to payment of regular and special periodic and other distributions and distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 14,347,465 and 14,342,481 shares of common stock, and 16,666,666 of Units outstanding as of December 31, 2005 and 2004, respectively, and had committed to issue 730,003 of incentive units.

We have adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”). The Incentive Plan provides incentives to our employees and to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. In addition, we approved the Non-employee Directors Restricted Stock Plan (“the Non-employee Directors Plan”), under which a total of 60,000 shares are available for grant, 10,000 of which were granted to our four non-employee directors upon the consummation of the Offering.

Under these plans, we issued 56,667 shares of restricted stock with an aggregate value of $680,000 upon consummation of the Offering, and 4,984 shares of restricted stock with an aggregate value of $60,000 upon the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

2005 Annual Meeting of Stockholders. Of these 56,667 shares, 10,000 and 4,984 shares were issued as of October 13, 2004 and June 15, 2005, respectively, under our Non-employee Directors Plan, and 46,667 shares were issued in March 2005 under our Incentive Plan. Vesting for the 56,667 and 4,984 shares commenced as of October 13, 2004 and June 15, 2005, respectively. The holders of these shares have full voting rights and will receive any dividends paid. Of the 61,651 shares of restricted stock issued, 46,667 shares will vest on October 13, 2007, provided that vesting could occur on October 13, 2006 if certain performance goals are met. The 10,000 and 4,984 shares granted to our non-employee directors will vest on October 13, 2006 and following the 2006 Annual Meeting of Stockholders, respectively. We recorded deferred compensation charges totaling $276,000 and $51,000 for the vesting of the restricted stock grants for the year ended December 31, 2005 and the period from October 13, 2004 through December 31, 2004, respectively.

We granted 360,000 stock options in March 2005 under our Incentive Plan with an exercise price of $12.26, and the options vest over the course of a three year period commencing October 13, 2004. The options vest at the rate of one third per year and expire ten years after the date of commencement of vesting. During 2005, 25,972 of the options were forfeited and none were exercised. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	2.0%
Expected life of option	1 to 3 years
Risk-free interest rate	2.88%
Expected stock price volatility	20%

We have elected to adopt the fair value based method of accounting of SFAS No. 123. As a result, included in the consolidated statement of operations for the year ended December 31, 2005 and the period from October 13, 2004 through December 31, 2004 is $229,000 and $50,000, respectively, in stock compensation expense related to stock options that commenced vesting on October 13, 2004.

8. Related Party Transactions

As of December 31, 2004, we owed an entity controlled by Mr. Thomas $1,852,000 as a result of certain Offering transactions. This amount was repaid in 2005.

As of December 31, 2005, we advanced TPG/CalSTRS, LLC $1,806,000, and this amount was repaid in January 2006.

An affiliate of Mr. Thomas leases retail space located at One Commerce Square and Two Commerce Square through May 31, 2006, for which rent is based on a percentage of retail sales. For the year ended December 31, 2005 and the period from October 13, 2004 through December 31, 2004, we earned rental revenues and tenant reimbursements from this affiliate of $81,000 and $5,000, respectively, of which $3,000 was reserved as bad debt expense during the period from October 13, 2004 through December 31, 2004. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, TPGI Predecessor earned rental revenues and tenant reimbursements from this affiliate of $44,000 and $30,000, respectively, of which $10,000 and $52,000, respectively, was reserved as bad debt expense.

Mr. Thomas has guaranteed up to $7,500,000 with respect to the mezzanine loans on Two Commerce Square and we have agreed to indemnify Mr. Thomas (see note 4).

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

9. Income Taxes

All operations are carried on through the Operating Partnership and other subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership (“LP Agreement”). As of December 31, 2005 and 2004, we held a 46.3% capital interest in the Operating Partnership. For the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, we were allocated 46.3% of the losses from the Operating Partnership.

The (provision) benefit for income taxes is based on reported income (loss) before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

The (provision) benefit for income taxes consists of the following for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004:

	2005	2004
Deferred income tax (provision) benefit:
Federal	$(551)	$295
State.	(147)	95

(Provision) benefit for income taxes	$(698)	$390

A reconciliation of the (provision) benefit for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004 is as follows:

	2005	2004
Tax (provision) benefit at statutory rate of 35%	$(470)	$340
State income taxes, net of federal tax benefit	(73)	50
Incentive stock options	(43)	—
Other, net	(112)	—

(Provision) benefit for income taxes	$(698)	$390

Effective income tax rate	52%	40%

The significant components of the net deferred tax asset as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax asset:
Difference between the tax capital contributed to the Operating Partnership and the capital reflected for financial statement purposes at the Offering	$39,748	$39,748
Other, net	(308)	390

Deferred tax asset	$39,440	$40,138

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The deferred tax asset of $39,748,000 resulted primarily from the difference between the financial statement basis, which is at carryover basis, and the tax basis, which represents the amount paid by the stockholders at fair value.

The future tax benefits of the net operating loss carryforwards expire in 2015 to 2026.

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

10. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2005 and 2004, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of December 31, 2005 and 2004, the fair value of our mortgage and other secured loans and unsecured loan aggregates $324,541,000 and $297,448,000, respectively, compared to the aggregated carrying value of $325,179,000 and $295,890,000, respectively.

11. Minimum Future Lease Rentals

We have entered into various lease agreements with tenants as of December 31, 2005. The minimum future cash rents receivable under non-cancelable operating leases in each of the next five years and thereafter are as follows:

Year ending December 31,
2006	$38,698
2007	38,367
2008	32,840
2009	23,817
2010	19,019
Thereafter	65,466

$218,207

The leases generally also require reimbursement of the tenant’s proportional share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

12. Revenue Concentrations

(a) Rental revenue concentrations:

A significant portion of our rental revenues and tenant reimbursements were generated from two tenants. The revenue recognized related to these tenants for the year ended December 31, 2005, periods from October 13, 2004 through December 31, 2004 and January 1, 2004 through October 12, 2004, and the year ended December 31, 2003 was as follows:

	Year ended December 31, 2005	October 13, 2004 through December 31, 2004	January 1, 2004 through October 12, 2004	Year ended December 31, 2003
Conrail, tenant in Two Commerce Square	$24,648	$5,162	$19,618	$24,758
Accounting/financial services tenant in Two Commerce Square	*	*	*	3,077

	$24,648	$5,162	$19,618	$27,835

*	Less than 10% of rental revenues and tenant reimbursements for the year ended December 31, 2005 and periods from October 13, 2004 through December 31, 2004, and from January 1, 2004 through October 12, 2004, were generated by this tenant.

In March 1990, Two Commerce Square entered into a long-term lease agreement with Conrail to occupy approximately 753,000 square feet of office space in Two Commerce Square, a portion of which expires in 2008 and the remainder in 2009. As an inducement to enter into the lease, Two Commerce Square agreed to pay Conrail $34,000,000 no later than the fifth anniversary of the commencement of the lease, as defined, plus accrued interest at 8% per annum, compounded annually, under certain circumstances.

In accordance with the agreement, $34,000,000 was paid to Conrail in 1997. This lease concession has been reflected in the accompanying financial statements as a deferred rent receivable, and is being recognized ratably over Conrail’s lease period as a reduction in rental revenue. Interest is payable only in the event of sufficient cash flow from Two Commerce Square, as defined. We have not paid any interest through December 31, 2005 and believe that an accrual for interest expense at December 31, 2005 is not required. In addition, under certain conditions, $11,000,000 plus accrued interest at 8% per annum, compounded annually, is payable to Conrail from net proceeds from a sale or refinancing of Two Commerce Square. This provision terminates upon the termination of Conrail’s lease. The Operating Partnership did not assume this obligation in the Formation Transactions. Conrail has entered into sublease agreements for substantially all of the space leased.

As of December 31, 2005 and 2004, $16,900,000 and $22,558,000, respectively, of the deferred rents relates to Conrail. As of December 31, 2005 and 2004, we had received prepaid rents of $2,560,000 and $24,000, respectively, from Conrail.

(b) Concentrations related to investment advisory, property management, leasing and development services revenue:

Under agreements with CalSTRS, we provide property acquisition, investment advisory, property management, leasing and development services for CalSTRS under a separate account relationship and through a joint venture relationship. At December 31, 2005 and 2004, there are four office properties subject to the separate account relationship and eleven and three office properties, respectively, subject to the joint venture relationship.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Under the separate account relationship, we earn acquisition fees over the first three years after a property is acquired, if the property meets or exceeds the pro forma operating results that were submitted at the time of acquisition and a performance index associated with the region in which the property is located. Under the joint venture relationship, we are paid acquisition fees at the time a property is acquired, as a percent of the total acquisition price. For the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, we earned acquisition fees of $1,802,000 and $0, respectively, from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, TPGI Predecessor earned acquisition fees under these agreements of $0 and $1,537,000, respectively, including $957,000 for the year ended December 31, 2003 from our joint venture with CalSTRS. We do not anticipate earning any additional acquisition fees related to the properties that have been acquired on behalf of CalSTRS as of December 31, 2005.

Under the separate account relationship, we earn asset management fees paid on a quarterly basis, based on the annual net operating income of the properties. Under the joint venture relationship, asset management fees are paid on a monthly basis, initially based upon a percentage of a property’s annual appraised value. At the point of stabilization of the property, asset management fees are calculated based on net operating income. For the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, we earned asset management fees under these agreements of $2,899,000 and $468,000, respectively, including $1,905,000 and $245,000, respectively, from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the years ended December 31, 2003, TPGI Predecessor earned asset management fees under these agreements of $1,923,000 and $2,082,000, respectively, including $929,000 and $959,000, respectively, from our joint venture with CalSTRS.

We perform property management and leasing services for thirteen of the fifteen properties subject to the asset management agreements with CalSTRS. We are entitled to property management fees calculated based on 2% or 3% of the gross revenues of the particular property, paid on a monthly basis. In addition, we are reimbursed for compensation paid to certain of our employees and direct out-of-pocket expenses. The management and leasing agreements expire on the third anniversary of each property’s acquisition. The agreements are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. For the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, we earned property management fees under these agreements of $2,604,000 and $380,000, respectively, including $1,573,000 and $157,000, respectively, from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, TPGI Predecessor earned property management fees under these agreements of $1,674,000 and $1,976,000, respectively, including $913,000 and $1,096,000, respectively, from our joint venture with CalSTRS. In addition, for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, we were reimbursed $2,074,000 and $325,000, respectively, including $1,072,000 and $103,000, respectively, from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, TPGI Predecessor was reimbursed $1,137,000 and $1,064,000, respectively, including $512,000 and $542,000, respectively, from our joint venture with CalSTRS. The reimbursements represent the cost of on-site property management personnel incurred on behalf of the managed properties.

For properties in which we are responsible for the leasing and development services, we are entitled to receive market leasing commissions and development fees as defined in the agreements with CalSTRS. For the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, we earned leasing commissions under the agreements of $2,093,000 and $775,000, respectively, including $1,784,000 and $467,000, respectively, from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, TPGI Predecessor earned leasing commissions under

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

the agreements of $2,416,000 and $1,285,000, respectively, including $1,599,000 and $858,000, respectively, from our joint venture with CalSTRS. For the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, we earned development fees under these agreements of $842,000 and $107,000, respectively, including $739,000 and $99,000, respectively, from our joint venture with CalSTRS. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, TPGI Predecessor earned development fees under these agreements of $305,000 and $103,000, respectively, including $210,000 and $49,000, respectively, from our joint venture with CalSTRS.

Under the separate account relationship, we receive incentive compensation based upon performance above a minimum hurdle rate, at which time we begin to participate in cash flow from the relevant property. Incentive compensation is paid at the time an investment is sold and none has been earned as of December 31, 2005. Under the joint venture relationship, incentive compensation is based on a minimum return on investment to CalSTRS, following which we participate in cash flow above the stated return, subject to a clawback provision if returns for a property fall below the stated return. No incentive compensation had been earned as of December 31, 2005.

We provide property management, leasing and development services for One Commerce Square, under an agreement that expires on March 16, 2013. Property management fees are calculated based on 3% of the property’s gross revenues. For the period from January 1, 2004 through May 31, 2004 (date of consolidation), and the year ended December 31, 2003, TPGI Predecessor earned property management fees from One Commerce Square of $156,000 and $355,000, respectively, and was reimbursed $139,000 and $105,000, respectively, representing primarily the cost of on-site property management personnel incurred on behalf of the managed property. Leasing commissions are calculated based on 3% – 4% of the rent payable by a tenant. For the period from January 1, 2004 through May 31, 2004 (date of consolidation), and the year ended December 31, 2003, TPGI Predecessor earned leasing commissions from One Commerce Square of $18,000 and $100,000, respectively. Development fees are calculated based on 3% – 5% of the cost of the tenant improvements work performed. No development fees were earned subsequent to 2002.

At December 31, 2005 and 2004, we had accounts receivable under the above agreements of $3,681,000 and $1,392,000, respectively, including $1,505,000 and $683,000, respectively, due from our joint venture with CalSTRS.

We developed the CalEPA building for the City of Sacramento and earned development fees from the City of Sacramento. No development fees were earned subsequent to 2002. In addition, based on the development cost savings as compared to budgeted costs, we earned incentive development fees of $3,120,000 during the year ended December 31, 2003. Included in investment advisory, management, leasing, and development services expenses for the year ended December 31, 2003 is $1,560,000, in compensation expense related to the incentive fees earned during the year. We also provide property management, leasing and development services for the CalEPA building for the City of Sacramento. The property management agreement expires on June 30, 2006 and is automatically renewed for successive periods of one year each unless either party notifies the other of the intent to terminate at least twelve months prior to the scheduled expiration of the term. Property management fees are $87,000 per month. For the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, we earned property management fees from the City of Sacramento of $1,046,000 and $218,000, respectively, and were reimbursed $375,000 and $47,000, respectively. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, TPGI Predecessor earned property management fees from the City of Sacramento of $828,000 and $1,046,000, respectively, and was reimbursed $431,000 and $475,000, respectively. The reimbursements represent the cost of on-site property management personnel incurred on behalf of the managed property. At December 31, 2005 and 2004, we had accounts receivable from the CalEPA building of $24,000 and $117,000, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

We obtain insurance under a master insurance policy that includes all the properties in which we have an investment and for which we perform investment advisory or property management services. Property insurance premiums are allocated based on estimated insurable values. Liability insurance premiums are allocated based on relative square footage. The allocated expense to us for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004 was $1,947,000 and $469,000, respectively, and the allocated expense to TPGI Predecessor for the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003 was $922,000 and $839,000, respectively, and is included in rental property operating and maintenance expense.

13. Commitments and Contingencies

We have been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.

We sponsor a 401(k) plan for our employees. Our contribution was $352,000 and $12,000 for the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004, respectively. TPGI Predecessor’s contribution was $266,000 and $186,000, for the period from January 1, 2004 through October 12, 2004 and the year ended December 31, 2003, respectively.

We are a tenant in City National Plaza through May 2009 and in One Commerce Square through December 2009. For the period from January 1, 2004 through May 31, 2004 (date of consolidation), and the year ended December 31, 2003, TPGI Predecessor incurred rent expense of $132,000 and $101,000, respectively, to One Commerce Square. For the year ended December 31, 2005 and period from October 13, 2004 through December 31, 2004 we incurred rent expense of $233,000 and $48,000, respectively, to City National Plaza. For the period from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, we incurred rent expense $85,000 and $152,000, respectively, to City National Plaza. These expense amounts are included in rent—unconsolidated/uncombined real estate entities.

The minimum future rents payable under the City National Plaza lease in each of the next five years are as follows:

Year ending December 31,
2006	$127
2007	127
2008	127
2009	53

$434

In connection with the ownership, operation and management of the real estate properties, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the properties, and we are not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on our assets or results of operations.

A mortgage loan, with an outstanding balance of $19,688,000 and $19,918,000 as of December 31, 2005 and 2004, respectively, secured by a first trust deed on 2121 Market Street is guaranteed by that partnership’s

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

general partners, including the Operating Partnership, up to a maximum amount of $3,300,000. Also in connection with this mortgage loan to 2121 Market Street, the Operating Partnership has guaranteed the repayment of up to $3,500,000 of the loan. Upon the occurrence of certain events, such as adjustments to the tax credits or operating losses being sustained by Harris Building Associates, the master lessee of the 2121 Market Street property, the Operating Partnership may be required to make certain payments to the majority partner of Harris Building Associates.

We have entered into an agreement to acquire a 13,000 square foot parcel of land located near our Four Points Centre development project in Austin, Texas for $530,000. We expect this acquisition to close in the second quarter of 2006.

14. Quarterly Financial Information

The tables below reflect the selected quarterly information for us and TPGI Predecessor for the years ended December 31, 2005 and 2004. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except for share and per share amounts) (unaudited).

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005		March 31, 2005
Total revenue	$17,744	$17,285	$16,588		$17,633
(Loss) income before gain on purchase of other secured loan, loss from early extinguishment of debt, interest income, equity in net loss of unconsolidated/uncombined real estate entities, and minority interests	(55)	(693)	(1,066)		(1,901)
(Loss) income before minority interests and provision/benefit for income taxes	(11,250)	(5,969)	22,604	(1)	(2,812)
Net (loss) income	(2,900)	(1,746)	6,066	(1)	(776)
Net loss per share—basic	$(0.20)	(0.12)	0.42		(0.05)
Net loss per share—diluted	$(0.20)	(0.12)	0.42		(0.05)

Weighted-average shares outstanding—basic	14,310,367	14,303,774	14,297,909		14,295,236
Weighted-average shares outstanding—diluted	14,310,367	14,303,774	14,301,017		14,295,236

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

	Period from October 13, 2004 through December 31, 2004(2)		Period from October 1, 2004 through October 12, 2004	Three Months Ended
				September 30, 2004	June 30, 2004	March 31, 2004
Total revenue	$14,449		$1,965	$18,407	$12,105	$10,592
(Loss) income before gain on sale of real estate, interest income, equity in net loss of unconsolidated/uncombined real estate entities, and minority interests	(1,111)		(770)	948	(2,048)	(1,398)
(Loss) income before minority interests and provision/benefit for income taxes	(2,099)		(838)	446	(2,345)	(655)
Net loss	(581)		(830)	(773)	(2,748)	(655)
Net loss per share—basic and diluted	$(0.04	)(2)	—	—	—	—

Weighted-average shares outstanding—basic and diluted	14,290,097		—	—	—	—

(1)	Includes the gain on purchase of other secured loan, before minority interests and provision for income taxes, of $25,776.
(2)	Represents consolidated operating results and net loss per share—basic and diluted for Thomas Properties Group, Inc. for the period from October 13, 2004 to December 31, 2004. The operating results are not comparable to our future expected operating results since they include various expenses indirectly related to the Offering.

SCHEDULE III—INVESTMENTS IN REAL ESTATE

(In thousands)

	One Commerce Square	Two Commerce Square	2101 Market Street	Four Points Centre	Campus El Segundo
Encumbrances, net	$130,000	$167,779	$—	$4,000	$19,500
Initial cost to the real estate entity that acquired the property:
Land and improvements	14,259	15,758	11,085	10,523	39,937
Buildings and improvements	87,653	147,951	—	—	—
Costs capitalized subsequent to construction/acquisition:
Land and improvements	—	—	1,467	4,441	—
Buildings and improvements	36,986	47,426	—	—	—
Total costs:
Land and improvements	14,259	15,758	12,552	14,964	39,937
Buildings and improvements	124,639	195,377	—	—	—
Accumulated depreciation and amortization	(26,255)	(78,070)	—	—	—
Date construction completed	1987	1992	N/A	N/A	N/A

Investments in real estate:

	2005		2004		2003
Balance, beginning of the year	$377,529		$231,734		$230,081
Additions during the year	41,377	(3)	160,064	(1)	1,653
Deductions during the year	(1,420)		(14,269	)(2)	—

Balance, end of the year	$417,486		$377,529		$231,734

Accumulated depreciation related to investments in real estate:

	2005	2004		2003
Balance, beginning of the year	$(95,044)	$(66,998)		$(61,463)
Additions during the year	(10,701)	(42,315	)(1)	(5,535)
Deductions during the year	1,420	14,269	(2)	—

Balance, end of the year	$(104,325)	$(95,044)		$(66,998)

(1)	The additions during 2004 include the effect of consolidating One Commerce Square.
(2)	Adjustment resulting from the application of SFAS No. 141 for our acquisition of the 50% interest in One Commerce Square owned by an unaffiliated third party.
(3)	The additions during 2005 include the exercise of the Campus El Segundo purchase option.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $241.2 million as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

TPG/CalSTRS, LLC:

We have audited the accompanying consolidated balance sheets of TPG/CalSTRS, LLC (a Delaware limited liability company) (“TPG/CalSTRS”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity and comprehensive loss and cash flows for the years ended December 31, 2005 and 2004 and period from January 28, 2003 (commencement of operations) to December 31, 2003. These financial statements are the responsibility of TPG/CalSTRS’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TPG/CalSTRS as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and period from January 28, 2003 (commencement of operations) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2006

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(In thousands)

	2005	2004
ASSETS
Investments in real estate:
Land and improvements	$70,876	$31,880
Land and improvements—development property	6,753	—
Buildings and improvements	574,695	288,978
Tenant improvements	73,055	28,691

	725,379	349,549
Less accumulated depreciation	(35,256)	(18,409)

	690,123	331,140
Investment in real estate, net—held for sale	27,921	—

	718,044	331,140
Cash and cash equivalents	5,810	1,615
Restricted cash	32,308	14,480
Accounts receivable, net of allowance for doubtful accounts of $14 and $10 as of 2005 and 2004, respectively	3,880	671
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $15,076 and $1,851 as of 2005 and 2004, respectively	83,598	15,885
Deferred loan costs, net of accumulated amortization of $4,794 and $1,194 as of 2005 and 2004, respectively	5,801	3,959
Deferred rents	14,817	8,859
Acquired above market leases, net of accumulated amortization of $1,859 as of 2005	7,516	—
Prepaid expenses and other assets	1,647	2,825
Other assets, net—real estate investment held for sale	7,382	—

Total assets	$880,803	$379,434

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans	$534,859	$200,000
Mortgage and other secured loans—real estate investment held for sale	30,267	—
Other secured loans	93,463	46,338
Accounts payable and other liabilities	35,706	10,125
Due to affiliates	4,177	452
Acquired below market leases, net of accumulated amortization of $8,448 and $5,779 as of 2005 and 2004, respectively	11,440	8,994
Prepaid rent	2,267	839
Other liabilities, net—real estate investment held for sale	716	—

Total liabilities	712,895	266,748
Minority interest	—	1,566
Members’ equity, including $351 and $376 accumulated other comprehensive loss as of 2005 and 2004, respectively	167,908	111,120

Total liabilities and members’ equity	$880,803	$379,434

See accompanying notes to consolidated financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and 2004 and Period from

January 28, 2003 (Commencement of Operations) to December 31, 2003

(In thousands)

	2005	2004	2003
Revenues:
Rental	$54,981	$33,026	$32,840
Tenant reimbursements	6,536	3,580	2,254
Parking	8,201	7,078	6,176
Interest income	429	114	56
Other	374	426	96

Total revenues	70,521	44,224	41,422

Expenses:
Operating	41,850	26,847	24,000
General and administrative	4,206	2,424	2,049
Parking	2,043	1,811	1,538
Depreciation and amortization	31,951	8,682	6,816
Interest	28,518	10,731	7,568

Total expenses	108,568	50,495	41,971

Loss from continuing operations before minority interest	(38,047)	(6,271)	(549)
Minority interest attributable to continuing operations	3,910	5,950	4,147

(Loss) income from continuing operations	(34,137)	(321)	3,598
Loss from discontinued operations	(1,566)	—	—

(Loss) income before cumulative effect of a change in accounting principle	(35,703)	(321)	3,598
Cumulative effect of a change in accounting principle	(1,279)	—	—

Net (loss) income	$(36,982)	$(321)	$3,598

See accompanying notes to consolidated financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2005 and 2004 and Period from

January 28, 2003 (Commencement of Operations) to December 31, 2003

(In thousands)

	CalSTRS	TPG	Total
Balance—January 28, 2003	$—	$—	$—
Contributions	83,697	4,405	88,102
Distributions	(502)	(26)	(528)
Net income (loss)	4,817	(1,219)	3,598

Balance—December 31, 2003	88,012	3,160	91,172

Contributions	41,588	32,898	74,486
Distributions	(52,786)	(1,055)	(53,841)

Net income (loss)	1,863	(2,184)	(321)
Other comprehensive loss	(342)	(34)	(376)

Comprehensive loss	1,521	(2,218)	(697)

Balance—December 31, 2004	78,335	32,785	111,120

Contributions	96,827	34,459	131,286
Distributions	(28,701)	(8,840)	(37,541)

Net loss	(20,259)	(16,723)	(36,982)
Other comprehensive income	19	6	25

Comprehensive loss	(20,240)	(16,717)	(36,957)

Balance—December 31, 2005	$126,221	$41,687	$167,908

See accompanying notes to consolidated financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004 and Period from

January 28, 2003 (Commencement of Operations) to December 31, 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(36,982)	$(321)	$3,598
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cumulative effect of a change in accounting principle	1,279	—	—
Minority interest	(3,910)	(5,950)	(4,147)
Depreciation and amortization	34,018	8,682	6,816
Amortization of above and below market leases, net	(585)	(2,959)	(2,820)
Amortization of loan costs	3,600	1,318	1,368
Deferred rents	(5,777)	(2,446)	(1,260)
Changes in assets and liabilities:
Accounts receivable	(3,209)	(356)	(252)
Prepaid expenses and other asset	1,178	(2,054)	(764)
Deferred lease costs	(8,726)	(6,296)	(4,881)
Accounts payable and other liabilities	15,811	4,663	4,600
Prepaid rent	1,428	(1,310)	2,019

Net cash (used in) provided by operating activities	(1,875)	(7,029)	4,277

Cash flows from investing activities:
Expenditures for real estate	(479,024)	(26,222)	(259,346)
Change in restricted cash	(17,828)	(12,069)	(2,411)

Net cash used in operating activities	(496,852)	(38,291)	(261,757)

Cash flows from financing activities:
Proceeds from mortgage and other secured loans	412,542	246,338	175,000
Repayments of mortgage loan	—	(175,000)	—
Principal payments on mortgage loans	(291)	—	—
Members’ contributions	131,286	34,702	88,102
Members’ distributions	(37,541)	(53,841)	(528)
Minority interest contributions	2,343	310	—
Minority interest distributions	—	(3,647)	—
Payment of loan costs	(5,417)	(5,529)	(1,492)

Net cash provided by financing activities	502,922	43,333	261,082

Net increase (decrease) in cash and cash equivalents	4,195	(1,987)	3,602
Cash and cash equivalents, beginning of period	1,615	3,602	—

Cash and cash equivalents, end of period	$5,810	$1,615	$3,602

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $2,005, $47, and $0 for the years ended December 31, 2005 and 2004, and the period from January 28, 2003 through December 31, 2003	$25,330	$8,784	$6,200

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets by member	$—	$39,784	$—
Investments in real estate included in accounts payable and other liabilities	$12,932	$—	$—

See accompanying notes to consolidated financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31, 2005 and 2004 and Period from

January 28, 2003 (Commencement of Operations) to December 31, 2003

(Tabular amounts in thousands)

1. Organization

TPG/CalSTRS, LLC (“TPG/CalSTRS”) was formed on December 23, 2002 as a Delaware limited liability company for the purpose of acquiring office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Core plus properties consist of under-performing properties that we believe can be brought to market potential through improved management. Value add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which can be positively impacted by introduction of new capital and/or management.

The original members of TPG/CalSTRS were Thomas Properties Group, LLC, a Delaware limited liability company, with a 5% ownership interest and California State Teachers’ Retirement System (“CalSTRS”), with a 95% ownership interest.

TPG/CalSTRS is the sole member of TPGA, LLC, a Delaware limited liability company, which is the managing member of TPG Plaza Investments, LLC (“TPG Plaza”), a Delaware limited liability company. TPGA, LLC has an 85.4% ownership interest in TPG Plaza, TPG/CalSTRS’ financial statements are consolidated with the accounts of TPGA, LLC and TPG Plaza. The ownership interests of the other members of TPG Plaza are reflected in the accompanying balance sheets as minority interest.

On January 28, 2003, TPG Plaza purchased an office building complex located in Los Angeles, California, commonly known as City National Plaza. On October 13, 2004, Thomas Properties Group, LLC contributed its interest in TPG/CalSTRS to Thomas Properties Group, L.P. (“TPG”), a Maryland limited partnership, in connection with the initial public offering of TPG’s sole general partner, Thomas Properties Group, Inc. CalSTRS contributed to TPG/CalSTRS its interest in office buildings located in Reston, Virginia, commonly known as Reflections I and Reflections II. In addition, TPG increased its ownership interest in TPG/CalSTRS from 5% to 25%. TPG acts as the managing member of TPG/CalSTRS. During 2005, TPG/CalSTRS acquired four properties in suburban Philadelphia, Pennsylvania, and four properties in Houston, Texas, including a 6.3 acre development site in Houston, Texas.

As of December 31, 2005, TPG/CalSTRS owned the following properties:

Property	Type	Location
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Valley Square Office Park	Suburban office	Blue Bell, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office and undeveloped land	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
Intercontinental Center	Suburban office	Houston, Texas

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Beginning January 1, 2006, the minority members of TPG Plaza have the option to require TPG Plaza or TPGA, LLC to redeem or purchase, as applicable, their member interests for an amount equal to what would be payable to them upon liquidation of the assets of TPG Plaza at fair market value.

Beginning January 1, 2006, either member of TPG/CalSTRS may trigger a buy-sell provision. Under this provision, the initiating party sets a price for its interest in TPG/CalSTRS, and the other party has a specified time to either elect to buy the initiating party’s interest, or sell its own interest to the initiating party. Under certain events, CalSTRS has a buy-out option to purchase TPG’s interest in TPG/CalSTRS. The buy-out price is generally based on a discounted appraised fair market value.

TPG is required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except that for stabilized properties, TPG is required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period for these properties.

Cash from operations is distributed and net income is allocated in accordance with the terms of the operating agreement, with TPG being allocated depreciation expense ahead of CalSTRS.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

TPG/CalSTRS considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Real Estate

Investments in real estate are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings	40 years
Building improvements	5 to 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases.

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $2,052,000 and $47,000 as of December 31, 2005 and 2004, respectively.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Impairment of Long-Lived Assets

TPG/CalSTRS assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate has occurred for the periods presented.

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

Purchase Accounting for Acquisition of Interests in Real Estate Entities

Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which TPG/CalSTRS acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the terms in the respective leases. The weighted average amortization period for the above and below market leases was approximately 4.9 years as of December 31, 2005.

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

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$20,019	$12,994	$9,208	$5,879	$3,829	$9,962	$61,891

Adjustments to rental revenues
Above market leases	$(2,729)	$(2,235)	$(1,619)	$(387)	$(235)	$(311)	(7,516)
Below market leases	1,976	1,601	1,300	1,130	995	4,438	11,440

Net adjustment to rental revenues	$(753)	$(634)	$(319)	$743	$760	$4,127	$3,924

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $5,777,000, $2,446,000, and $1,260,000 for the years ended December 31, 2005 and 2004, and period from January 28, 2003 through December 31, 2003, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $585,000, $2,959,000, and $2,820,000 for the years ended December 31, 2005 and 2004, and period from January 28, 2003 through December 31, 2003, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. TPG/CalSTRS also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

Tenant reimbursements for real estate taxes, common area maintenance and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in other income in the accompanying consolidated statement of operations, are recognized when the related leases are canceled and TPG/CalSTRS has no continuing obligation to provide services to such former tenants.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, TPG/CalSTRS records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

The objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, TPG/CalSTRS primarily uses interest rate caps as part of its cash flow hedging strategy. Under SFAS No. 133, our interest rate caps qualify as cash flow hedges. No derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, TPG/CalSTRS does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2005 and 2004, derivatives with a fair value of $82,000 and $61,000, respectively, were included in deferred loan costs. The change in net unrealized gain (loss) of $25,000 and $(376,000) in 2005 and 2004, respectively, for derivatives designated as cash flow hedges is separately disclosed in the statements of members’ equity and comprehensive loss.

Asset Retirement Obligation

In March 2005, FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of SFAS No. 143), which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. TPG/CalSTRS has determined that conditional legal obligations exist for City National Plaza related primarily to asbestos materials. TPG/CalSTRS has adopted this interpretation on December 31, 2005 and recorded a non cash impact of $1,279,000, which is reported as a cumulative effect of a change in accounting principle in the statement of operations, and a liability for conditional asset retirement obligations of $4,239,000.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following table illustrates the effect on net (loss) income as if FIN 47 had been applied during the years ended December 31, 2005 and 2004, and the period from January 28, 2003 through December 31, 2003:

	2005	2004	2003
Loss from continuing operations before minority interest, as reported	$(38,047)	$(6,271)	$(549)
Less: depreciation and accretion expense	(431)	(426)	(422)

Pro forma loss from continuing operations before minority interest	(38,478)	(6,697)	(971)
Pro forma minority interest attributable to continuing operations	3,786	6,012	4,209

Pro forma (loss) income from continuing operations	(34,692)	(685)	3,238
Loss from discontinued operations	(1,566)	—	—

Pro forma (loss) income	$(36,258)	$(685)	$3,238

The effect on liabilities as of December 31, 2004 and 2003, as if FIN 47 had been previously applied during all periods affected, would have resulted in an increase in liabilities of $3,888,000 and 3,542,000, respectively.

Income Taxes

Income taxes are not recorded by TPG/CalSTRS. TPG/CalSTRS is not subject to federal or state income taxes, except certain California corporate franchise taxes. Income or loss is allocated to the members and included in their respective income tax returns.

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

TPG/CalSTRS has identified certain critical accounting policies that affect management’s more significant judgments and estimates used in the preparation of the consolidated financial statements. On an ongoing basis, TPG/CalSTRS will evaluate estimates related to critical accounting policies, including those related to revenue recognition and the allowance for doubtful accounts receivable and investments in real estate and asset impairment. The estimates are based on information that is currently available and on various other assumptions that TPG/CalSTRS believes is reasonable under the circumstances.

TPG/CalSTRS must make estimates related to the collectibility of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. TPG/CalSTRS specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

TPG/CalSTRS is required to make subjective assessments as to the useful lives of the properties for purposes of determining the amount of depreciation to record on an annual basis with respect to its investments in real estate. These assessments have a direct impact on net income because if TPG/CalSTRS were to shorten the expected useful lives of its investments in real estate, TPG/CalSTRS would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

TPG/CalSTRS is required to make subjective assessments as to whether there are impairments in the values of its investments in real estate. These assessments have a direct impact on net income because recording an impairment loss results in a negative adjustment to net income.

TPG/CalSTRS is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to interests in real estate entities acquired. These assessments have a direct impact on net income subsequent to the acquisition of the interests as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities. TPG/CalSTRS estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Concentration of Credit Risk

Financial instruments that subject TPG/CalSTRS to credit risk consist primarily of accounts receivable.

For the year ended December 31, 2005, one tenant accounted for approximately 10.1% of rent and other property revenue of TPG/CalSTRS. For the year ended December 31, 2004 and period from January 28, 2003 (commencement of operations) to December 31, 2003, three tenants accounted for approximately 56.4% and 60.6%, respectively, of rent and other property revenue of TPG/CalSTRS.

Expenses

Expenses include all costs incurred by TPG/CalSTRS in connection with the management, operation, maintenance and repair of the properties and are expensed as incurred.

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the financial statements.

In June 2005, FASB issued EITF Abstract No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not significantly impact the financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Reclassifications

In the consolidated statements of cash flows for the year ended December 31, 2004 and period from January 28, 2003 to December 31, 2003, TPG/CalSTRS changed the classification of changes in restricted cash balances to present such changes as an investing activity. TPG/CalSTRS previously presented such changes as a financing activity. In the accompanying consolidated statements of cash flows for the year ended December 31, 2004 and period from January 28, 2003 to December 31, 2003, TPG/CalSTRS, LLC reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a decrease of $12,069,000, and $2,411,000, respectively, to investing cash flows and a corresponding increase to financing cash flows from the amounts previously reported.

3. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2005 and 2004 is as follows:

			Outstanding debt
	Interest rate		2005	2004	Maturity date
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.75%		$200,000	$200,000	7/11/06
Senior mezzanine loan	LIBOR + 4.50		63,819	21,338	7/11/06
Junior mezzanine loan	LIBOR + 6.15		25,000	25,000	7/11/06
San Felipe Plaza senior mortgage loan (2)	5.28		101,500	—	8/11/10
2500 City West senior mortgage loan (3)	5.28		70,000	—	8/11/10
Brookhollow Central I, II and III / Intercontinental Center senior mortgage loan (4) (5)	LIBOR + 2.25		53,000	—	8/9/07
Four Falls Corporate Center
Note A	5.31		42,200	—	3/6/10
Note B (5) (6) (7) (7)	LIBOR + 3.25	(10)	1,600	—	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	—	3/6/10
Note B (5) (7) (8)	LIBOR + 3.25	(10)	3,044	—	3/6/10
Valley Square Office Park (9)
Note A (5) (7)	LIBOR + 1.75	(10)	27,500	—	3/1/07
Note B (5) (7) (11)	LIBOR + 3.25	(10)	2,767	—	3/1/07
Reflections I	5.23		23,195	—	4/1/15
Reflections II	5.22		9,664	—	4/1/15

			$658,589	$246,338

(1)

In July 2004, TPG Plaza refinanced the $175,000,000 mortgage loan with a $325,000,000 facility. The $325,000,000 facility includes a $200,000,000 senior loan (as to which TPG Plaza has purchased an interest rate cap agreement) and provides for additional mezzanine borrowings of up to $125,000,000 (as to which TPG Plaza is required to enter into interest rate cap agreements for each advance). The loans may be extended for three one year periods if certain conditions exist and upon payment of a .125% extension fee for the second and third options. There is no extension fee for the first option. The interest rate was 6.1% and 4.2%, respectively, for the senior mortgage loan and 8.9% and 6.9%, respectively, for the senior mezzanine loan as of December 31, 2005 and 2004. The loans are subject to an exit fee equal to .25% and .5% of the senior loan amount and the aggregate borrowings of the mezzanine loan, respectively. The exit

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

fee will be waived under certain circumstances. However, the exit fee is being amortized over the life of the facility, and for the years ended December 31, 2005 and 2004, $563,000 and $259,000, respectively is included in interest expense.

In August 2004, TPG Plaza entered into a $25 million junior mezzanine loan for City National Plaza. The loan may be extended for three one year periods if certain conditions exist and upon payment of a .25% extension fee for the second and third options. There is no extension fee for the first option. An interest rate cap agreement has been purchased for this loan. The interest rate for the junior mezzanine loan was 10.5% and 8.6%, respectively, as of December 31, 2005 and 2004.

(2)	TPG/CalSTRS may borrow up to $16.2 million under a floating rate loan bearing interest at LIBOR plus 3.0%. No advances have been made as of December 31, 2005.
(3)	TPG/CalSTRS may borrow up to $15.5 million under a floating rate loan bearing interest at LIBOR plus 3.0%. No advances have been made as of December 31, 2005.
(4)	TPG/CalSTRS may borrow up to $32.8 million under a floating rate loan bearing interest at LIBOR plus 3.3%. No advances have been made as of December 31, 2005.
(5)	TPG/CalSTRS has purchased interest rate cap agreements for these loans.
(6)	TPG/CalSTRS may borrow up to $12.9 million under this loan.
(7)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived. TPG/CalSTRS has purchased interest rate cap agreements for these loans.
(8)	TPG/CalSTRS may borrow up to $13.4 million under this loan.
(9)	These loans are secured by property currently classified as held for sale.
(10)	These loans bear interest at the greater of the one month LIBOR or 2.25%, plus the applicable margin. As of December 31, 2005, one month LIBOR exceeded 2.25%.
(11)	TPG/CalSTRS may borrow up to $8.7 million under this loan.

The loan agreements generally require that all receipts collected from the properties be deposited in a lockbox account under the control of the lender to fund reserves, debt service and operating expenditures.

4. Related Party Transactions

TPG/CalSTRS incurred acquisition fees to an affiliate of TPG of $2,384,000, and $1,000,000, in 2005 and 2003, which have been capitalized to real estate. Such fees were paid upon acquisition of the eight properties and undeveloped land in 2005, and of City National Plaza in 2003.

TPG provides asset management services to TPG/CalSTRS. For the years ended December 31, 2005 and 2004 and period from January 28, 2003 to December 31, 2003, TPG/CalSTRS incurred asset management fees of $2,471,000, $1,240,000 and $1,002,000, respectively, to TPG, which are included in general and administrative expenses and loss from discontinued operations.

Pursuant to a management and leasing agreement, TPG performs property management and leasing services for TPG/CalSTRS. TPG is entitled to property management fees calculated based on 3% of gross property revenues, paid on a monthly basis. In addition, TPG is reimbursed for compensation paid to certain of its employees and direct out-of-pocket expenses. For the years ended December 31, 2005 and 2004 and period from January 28, 2003 to December 31, 2003, TPG charged TPG/CalSTRS $2,048,000, $1,153,000 and $1,144,000, respectively, for property management fees and $1,072,000, $674,000 and $566,000, respectively, representing the cost of on-site property management personnel incurred on behalf of TPG/CalSTRS, which are included in operating expenses and loss from operations.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

For new leases entered into by TPG/CalSTRS, TPG is entitled to leasing commissions, calculated at 4% of base rent during years 1 through 10 of a lease and 3% of base rent thereafter, where TPG acts as the procuring broker, and 2% of lease rent during years 1 through 10 of a lease and 1.5% of base rent thereafter, where TPG acts as the co-operating broker. For lease renewals, where TPG is the procuring broker and there is no co-operating broker, TPG is entitled to leasing commissions, calculated at 4% of base rent. For lease renewals, where there is both a procuring and co-operating broker, if TPG is the procuring broker, it is entitled to receive 3% of base rents and if it’s the co-operating broker, it is entitled to receive 1.5% of base rents. Commissions are paid 50% at signing and 50% upon occupancy. The leasing commissions will be split on the customary basis between TPG and tenant representative when applicable. For the years ended December 31, 2005 and 2004 and period from January 28, 2003 to December 31, 2003, TPG/CalSTRS incurred leasing commissions to TPG of $2,318,000, $455,000 and $896,000, respectively, which are included in deferred leasing costs. At December 31, 2005 and 2004, $1,880,000 and $452,000, respectively, is payable to TPG pursuant to the management and leasing agreement.

The management and leasing agreement expires on January 27, 2007, and is automatically renewed for successive periods of one year each, unless TPG elects not to renew the agreement.

TPG acts as the development manager for the properties. TPG/CalSTRS pays TPG a fee based upon a market rate percentage of the total direct and indirect costs of the property, including the cost of all tenant improvements therein. For the years ended December 31, 2005 and 2004 and period from January 28, 2003 to December 31, 2003, TPG/CalSTRS incurred development management fees of $948,000, $342,000 and $51,000, respectively, to TPG, which have been capitalized to real estate.

TPG/CalSTRS obtains insurance as part of a master insurance policy that includes all the properties in which TPG and affiliated entities have an investment and for which they perform investment advisory or property management services. Property insurance premiums are allocated to TPG/CalSTRS based on estimated insurable values. Liability insurance premiums are allocated to TPG/CalSTRS based on relative square footage. The allocated premium for the years ended December 31, 2005 and 2004 and period from January 28, 2003 to December 31, 2003 is $3,256,000, $3,109,000 and $3,965,000, respectively, and is included in operating expenses and loss from discontinued operations.

TPG is a tenant in City National Plaza through May 2009. For the years ended December 31, 2005, 2004 and 2003, rental revenues from TPG were $296,000, $222,000 and $160,000, respectively.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

5. Discontinued Operations

In November 2005, TPG/CalSTRS classified Valley Square Office Park as held for sale, upon the decision to market the property for sale. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the results of operations for Valley Square Office Park are reflected in the consolidated statements of operations as discontinued operations since acquisition of the property in March 2005. The major classes of assets and liabilities of Valley Square classified as held for sale as of December 31, 2005 are as follows:

ASSETS
Investment in real estate—held for sale	$27,921

Deferred rents	$207
Deferred leasing costs and value of in-place leases, net	6,279
Acquired above market leases, net of accumulated amortization of $233	896

Other assets, net—real estate investment held for sale	$7,382

LIABILITIES
Mortgage and other secured loans—real estate investment held for sale	$30,267

Acquired below market leases, net of accumulated amortization of $179	$716

Other liabilities, net—real estate investment held for sale	$716

The following table summarizes the income and expense components that comprise income from discontinued operations before minority interests for the year ended December 31, 2005:

Revenues:
Rental	$3,738
Tenant reimbursements	56
Other	53

Total revenues	3,847

Expenses:
Operating and other expenses	1,780
Interest expense	1,566
Depreciation and amortization	2,067

Total expenses	5,413

Loss from discontinued operations	$(1,566)

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

6. Minimum Future Lease Rentals

TPG/CalSTRS has entered into various lease agreements with tenants as of December 31, 2005. The minimum future cash rents receivable on non-cancelable leases, including leases relating to the property held for sale, in each of the next five years and thereafter are as follows:

Year ending December 31,
2006	$75,415
2007	72,586
2008	66,366
2009	57,734
2010	50,668
Thereafter	262,969

$585,738

The leases generally also require reimbursement of the tenant’s proportionate share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

7. Commitments and Contingencies

TPG/CalSTRS has been named as a defendant in a number of lawsuits in the ordinary course of business. TPG/CalSTRS believes that the ultimate settlement of these suits will not have a material adverse effect on its financial position and results of operations.

In connection with the ownership, operation and management of the real estate properties, TPG/CalSTRS may be potentially liable for costs and damages related to environmental matters. TPG/CalSTRS has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties, and TPG/CalSTRS is not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on TPG/CalSTRS’ assets or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 2006

THOMAS PROPERTIES GROUP, INC.

By:	/s/ JAMES A. THOMAS
James A. Thomas Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated on March 15, 2006.

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