Form 10-Q
period 2006-03-31
THOMAS PROPERTIES GROUP INC
filed 2006-05-10
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Large Accelerated Filer  ☐                 Accelerated Filer  ☒                 Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Common Stock, $.01 par value per share	14,410,242

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments in real estate:
Land and improvements	$35,350	$35,350
Land and improvements – development property	56,991	50,056
Buildings and improvements	253,290	253,095
Tenant improvements	68,788	66,921

	414,419	405,422
Less accumulated depreciation	(106,787)	(104,325)

	307,632	301,097
Investment in real estate – development property held for sale	7,787	12,064

	315,419	313,161
Investments in unconsolidated real estate entities	37,821	41,124
Cash and cash equivalents	55,222	63,915
Restricted cash	9,460	15,511
Rents and other receivables	1,981	1,804
Receivables—unconsolidated real estate entities	4,359	3,335
Deferred rents	21,781	23,111
Deferred leasing and loan costs	15,631	16,173
Deferred tax asset	40,869	39,440
Other assets, net	8,897	4,313

Total assets	$511,440	$521,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$272,197	$273,575
Other secured loans	46,814	47,704
Unsecured loan	3,900	3,900
Accounts payable and other liabilities, net	13,641	13,545
Dividends and distributions payable	1,916	1,905
Prepaid rent	3,639	3,753

Total liabilities	342,107	344,382

Minority interests:
Unitholders in the Operating Partnership	68,790	74,099
Minority interests in consolidated real estate entities	—	26

Total minority interests	68,790	74,125

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,410,242 and 14,347,465 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	143	143
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of March 31, 2006 and December 31, 2005	167	167
Additional paid-in capital	106,683	106,713
Retained deficit	(6,450)	(3,379)
Unearned compensation, net	—	(264)

Total stockholders’ equity	100,543	103,380

Total liabilities and stockholders’ equity	$511,440	$521,887

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Rental	$8,295	$8,280
Tenant reimbursements	4,893	4,914
Parking and other	897	1,443
Investment advisory, management, leasing, and development services	1,414	1,369
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	2,173	1,627

Total revenues	17,672	17,633

Expenses:
Rental property operating and maintenance	4,328	4,075
Real estate taxes	1,456	1,459
Investment advisory, management, leasing, and development services	1,803	1,473
Rent—unconsolidated real estate entities	58	58
Interest	5,487	6,312
Depreciation and amortization	3,105	3,317
General and administrative	3,274	2,840

Total expenses	19,511	19,534

Loss from early extinguishment of debt	(360)	—
Interest income	676	417
Equity in net loss of unconsolidated real estate entities	(5,790)	(1,328)
Minority interests – unitholders in the Operating Partnership	4,203	1,511
Minority interests in consolidated real estate entities	(524)	—

Loss before benefit for income taxes	(3,634)	(1,301)
Benefit for income taxes	1,429	525

Net loss	$(2,205)	$(776)

Loss per share – basic and diluted	$(0.15)	(0.05)
Weighted average common shares outstanding – basic and diluted	14,320,779	14,295,236

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,205)	$(776)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from early extinguishment of debt	360	—
Equity in net loss of unconsolidated real estate entities	5,790	1,328
Deferred rents	1,334	1,176
Depreciation and amortization expense	3,105	3,317
Amortization of loan costs	172	175
Amortization of loan premium	—	(111)
Amortization of above and below market leases, net	(69)	(109)
Vesting of stock options and restricted stock	145	132
Minority interests	(3,679)	(1,511)
Distributions from operations of unconsolidated real estate entities	376	—
Changes in assets and liabilities:
Rents and other receivables	(537)	(18)
Receivables—unconsolidated real estate entities	(1,024)	(2,007)
Deferred leasing costs	(5)	(94)
Deferred tax asset	(1,429)	(525)
Other assets	(4,584)	(4,315)
Deferred interest payable	44	652
Accounts payable and other liabilities	(618)	(111)
Due to affiliate	—	(1,509)
Prepaid rent	(114)	1,932

Net cash used in operating activities	(2,938)	(2,374)

Cash flows from investing activities:
Expenditures for improvements to real estate	(4,182)	(1,988)
Purchases of interests in unconsolidated real estate entities	—	(8,800)
Return of capital from unconsolidated real estate entities	1	179
Contributions to unconsolidated real estate entities	(2,864)	(4,330)
Proceeds from maturity of short-term investments	—	14,000
Change in restricted cash	6,051	3,507

Net cash (used in) provided by investing activities	(994)	2,568

Cash flows from financing activities:
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(1,905)	—
Principal payments of mortgage and other secured loans	(2,312)	(2,153)
Minority interest distributions	(550)	—
Payment of loan costs	(28)	—
Proceeds from exercise of stock options	34	—

Net cash used in financing activities	(4,761)	(2,153)

Net decrease in cash and cash equivalents	(8,693)	(1,959)
Cash and cash equivalents at beginning of period	63,915	56,506

Cash and cash equivalents at end of period	$55,222	$54,547

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $955 and $293 for the three months ended March 31, 2006 and 2005, respectively	$5,684	$5,842
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the operating partnership	$1,916	$1,904
Investments in real estate included in accounts payable and other liabilities	783	—

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

1. Organization and Description of Business

The terms “Thomas Properties”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. together with our operating partnership, Thomas Properties Group, L.P., or the “Operating Partnership.”

We were incorporated in the State of Delaware on March 9, 2004 to succeed to certain businesses of the Thomas Properties predecessor (Thomas Properties Group, Inc. Predecessor, or “TPGI Predecessor”), which was not a legal entity but rather a combination of real estate entities and operations. We own, manage, lease, acquire and develop real estate, consisting primarily of office properties and related parking garages, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. The ultimate owners of TPGI Predecessor were Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, and certain others who had minor ownership interests.

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of March 31, 2006, we held a 46.4% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

As of March 31, 2006, we were invested in the following real estate entities:

Entity	Type; Possible Development	Location

Consolidated entities:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
2101 Market Street	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:
2121 Market Street and Harris Building Associates	Residential and Retail	PCBD
TPG/CalSTRS, LLC:
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office – single tenancy	Reston, Virginia
Reflections II	Suburban office – single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Valley Square Office Park (1)	Suburban office	Blue Bell, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office and undeveloped land	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
Intercontinental Center	Suburban office	Houston, Texas
TPG/P&A 2101 Market, LLC	Undeveloped land; Residential/Office/Retail	PCBD

(1)	This property was sold on April 27, 2006 (see note 9).

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests owned by Mr. Thomas and entities majority owned by him were contributed to the Operating Partnership in exchange for Units and have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at TPGI Predecessor’s historical cost basis. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred, as though the entities had been combined at either the beginning of the period or inception.

The real estate entities included in the consolidated financial statements have been consolidated only for the periods that such entities were under control by us, or were considered a variable interest entity. The equity method of accounting is utilized to account for investments in real estate entities over which we have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The interests in One Commerce Square, Two Commerce Square, and Campus El Segundo (through October 11, 2005), not owned by us are reflected as minority interest. Mr. Thomas owns an 11% ownership interest in each of One Commerce Square and Two Commerce Square. The unrecognized minority interest in the deficit of One Commerce Square and Two Commerce Square is $574,000 and $4,346,000 at March 31, 2006, respectively. No further losses of One Commerce Square and Two Commerce Square have been allocated to the minority partner, as no further contributions are required from the minority partner. Future income allocable to the minority partner will be reduced by such unrecognized losses.

Loss per share

The computation of basic loss per share is based on net loss and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted loss per share includes the assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that have been granted, all calculated using the treasury stock method.

Stock-Based Option and Incentive Compensation Accounting

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). The adoption of this statement did not have a significant impact on our financial statements, as we previous adopted the fair value based method of accounting of SFAS 123, Accounting for Stock-Based Compensation.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

On January 1, 2006, in connection with the adoption of SFAS 123(R) we reclassified $264,000 to net the unearned compensation line item within equity against additional paid in capital. Under SFAS 123(R), an equity instrument is not recorded to stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. Prior to the adoption of SFAS 123(R), and in accordance with the previous accounting guidance, we recorded the full fair value of all issued but nonvested equity instruments in additional paid in capital and recorded an offsetting deferred compensation balance on a separate line item within equity for the amount of compensation costs not yet recognized for these nonvested instruments.

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

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include the entities that own 2121 Market Street, Harris Building Associates, TPG/CalSTRS, LLC, a joint venture with the California State Teachers Retirement System (“CalSTRS”) and TPG/P&A 2101 Market, LLC. TPG/CalSTRS, LLC owns the following properties:

City National Plaza (purchased January 2003)

Reflections I (purchased October 2004)

Reflections II (purchased October 2004)

Four Falls Corporate Center (purchased March 2005)

Oak Hill Plaza (purchased March 2005)

Walnut Hill Plaza (purchased March 2005)

Valley Square Office Park (purchased March 2005, and sold in April 2006)

San Felipe Plaza (purchased August 2005)

2500 City West (purchased August 2005)

Brookhollow Central I, II and III (purchased August 2005)

Intercontinental Center (purchased August 2005)

2500 City West land (purchased December 2005)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of March 31, 2006:

2121 Market Street	50.0%
Harris Building Associates	0.1%(1)
TPG/CalSTRS, LLC:
City National Plaza	21.3%(2)
All other properties	25.0%(3)
TPG/P&A 2101 Market, LLC	50.0%(4)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

(1)	The partnership that owns 2121 Market Street entered into a master lease for the property with Harris Building Associates designed to allow a third party investor to take advantage of the historic tax credits for the property. The Operating Partnership and an unrelated party each hold a 0.05% general partnership interest in Harris Building Associates. The 99.9% limited partner of Harris Building Associates contributed $3.5 million and no further contributions are required. In addition, this partner is entitled to various distributions, fees, and priority returns. During 2004, the accumulated losses and distributions for this limited partner equaled their contribution amount and priority return. As such, net income/loss is allocated equally to the general partners, resulting in an allocation of 50% net income/loss to us.

(2)	In accordance with the limited liability agreement, the minority owner of City National Plaza and the Operating Partnership are initially allocated depreciation expense of City National Plaza ahead of CalSTRS. This resulted in the allocation to us of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income/loss (excluding depreciation expense).

(3)	In accordance with the limited liability agreement, the Operating Partnership is initially allocated depreciation expense of the properties ahead of CalSTRS. This resulted in the allocation to us of 100% of depreciation expense and 25% of net income (excluding depreciation expense) of the properties.

(4)	This company was formed to hold a general partnership interest in the 2101 Market Street development project.

Investments in unconsolidated real estate entities as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
TPG/CalSTRS, LLC:
City National Plaza	$19,053	$19,848
Reflections I	1,073	1,161
Reflections II	1,432	1,499
Four Falls Corporate Center	1,446	2,018
Oak Hill Plaza / Walnut Hill Plaza	1,211	1,801
Valley Square Office Park	1,531	1,320
San Felipe Plaza	6,112	6,858
2500 City West	4,246	4,505
Brookhollow Central I, II and III / Intercontinental Center	1,726	1,853
2121 Market Street and Harris Building Associates	(1,237)	(1,020)
TPG/P&A 2101 Market, LLC	1,228	1,281

	$37,821	$41,124

The following is a summary of the investments in unconsolidated real estate entities for the three months ended March 31, 2006:

Investment balance, January 1, 2006	$41,124
Contributions	2,864
Equity in net loss of unconsolidated real estate entities	(5,790)
Distributions	(377)

Investment balance, March 31, 2006	$37,821

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

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

As of March 31, 2006, the unfunded capital commitments of CalSTRS and the Company were $60,402,000 and $20,133,000, respectively.

A buy-sell provision may be exercised under the joint venture agreement by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to either elect to buy the initiating party’s interest, or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. In addition, the minority owners of City National Plaza have the option to require the joint venture to purchase its interest for an amount equal to what would be payable to them upon liquidation of the assets at fair market value.

Following is summarized financial information for the unconsolidated real estate entities as of March 31, 2006 and December 31, 2005 and the three months ended March 31, 2006 and 2005:

Summarized Balance Sheets

	March 31, 2006	December 31, 2005
ASSETS
Investments in real estate	$754,546	$746,551
Receivables including deferred rents	23,015	21,246
Other assets	140,050	140,260

Total assets	$917,611	$908,057

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$704,204	$678,319
Other liabilities	49,210	60,566

Total liabilities	753,414	738,885

Minority interest	—	—
Owners’ equity:
Thomas Properties, including $14 and $(28) of other comprehensive income (loss) as of March 31, 2006 and December 31, 2005, respectively	39,408	42,576
Other owners, including $(190) and $(323) of other comprehensive loss as of March 31, 2006 and December 31, 2005, respectively	124,789	126,596

Total owners’ equity	164,197	169,172

Total liabilities and owners’ equity	$917,611	$908,057

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Summarized Statements of Operations

	Three months ended March 31,
	2006	2005
Revenues	$27,408	$13,560
Expenses:
Operating and other expenses	17,568	9,663
Interest expense	10,866	4,413
Depreciation and amortization	12,539	3,800

Total expenses	40,973	17,876

Loss from continuing operations	(13,565)	(4,316)
Minority interest	706	1,763
Income (loss) from discontinued operations	188	(209)

Net loss	$(12,671)	$(2,762)

Thomas Properties share of net loss	$(6,131)	$(1,470)

Included in the preceding summarized balance sheets as of March 31, 2006 and December 31, 2005, are the following balance sheets of TPG/CalSTRS, LLC:

	March 31, 2006	December 31, 2005
ASSETS
Investments in real estate	$733,895	$718,044
Receivables including deferred rents	20,411	18,697
Other assets	137,393	144,062

Total assets	$891,699	$880,803

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$684,604	$658,589
Other liabilities	40,567	54,306

Total liabilities	725,171	712,895

Minority interest	—	—
Members’ equity:
Thomas Properties, including $14 and $(28) of other comprehensive income (loss) as of March 31, 2006 and December 31, 2005, respectively	38,583	41,687
Other owners, including $(190) and $(323) of other comprehensive loss as of March 31, 2006 and December 31, 2005, respectively	127,945	126,221

Total members’ equity	166,528	167,908

Total liabilities and members’ equity	$891,699	$880,803

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006
	2121 Market Street and Harris Building Associates	TPG/ P&A 2101 Market, LLC	TPG/ CalSTRS, LLC	Total
Revenues	$1,353	$—	$26,055	$27,408

Expenses:
Operating and other	857	259	16,452	17,568
Interest	297	—	10,569	10,866
Depreciation and amortization	285	407	11,847	12,539

Total expenses	1,439	666	38,868	40,973

Loss from continuing operations	(86)	(666)	(12,813)	(13,565)
Minority interest	(26)	—	732)	706
Income from discontinued operations	—	—	188)	188

Net loss	$(112)	$(666)	$(11,893)	$(12,671)

Thomas Properties’ share of net loss	$(56)	$(333)	$(5,742)	$(6,131)

Intercompany eliminations				341

Equity in net loss of unconsolidated real estate entities				$(5,790)

	Three months ended March 31, 2005
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Total
Revenues	$1,298	$12,262	$13,560

Expenses:
Operating and other	931	8,732	9,663
Interest	301	4,112	4,413
Depreciation and amortization	284	3,516	3,800

Total expenses	1,516	16,360	17,876

Loss from continuing operations	(218)	(4,098)	(4,316)
Minority interest	—	1,763	1,763
Loss from discontinued operations	—	(209)	(209)

Net loss	$(218)	$(2,544)	$(2,762)

Thomas Properties’ share of net loss	$(58)	$(1,412)	$(1,470)

Intercompany eliminations			142

Equity in net loss of unconsolidated real estate entities			$(1,328)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Our share of owners’ equity recorded by unconsolidated real estate entities	$39,408	$42,576
Intercompany eliminations and other adjustments	(1,587)	(1,452)

Investments in unconsolidated real estate entities	$37,821	$41,124

4. Debt

A summary of the outstanding debt as of March 31, 2006 is as follows:

	Interest rate	Outstanding debt	Maturity date
Secured debt
One Commerce Square mortgage loan (1)	5.7%	$130,000	1/6/16
Two Commerce Square:
Mortgage loan (2)	6.3	118,697	5/09/13
Senior mezzanine loan (3) (4)	17.3	42,841	1/09/10
Junior A mezzanine loan (3) (5)	15.0	3,973	1/09/10
Campus El Segundo mortgage loan (6)	Prime Rate or LIBOR + 2.25	19,500	10/10/07
Four Points Centre mortgage loan (7)	Prime Rate	4,000	8/28/06

Total debt		$319,011

Unsecured debt
Former minority partner (8)	5.0%	$3,900	10/12/09

(1)	The mortgage loan is subject to interest only payments through January 9, 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule through maturity on January 6, 2016. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.

(2)	The mortgage loan may be defeased after October 2005, and may be prepaid after February 2013.

(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of March 31, 2006 was 17.3% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

(6)	At March 31, 2006, $13,000,000 and $6,500,000 of the mortgage loan bears interest at 6.57% per annum and 7.00% per annum, respectively.

(7)	The prime rate as of March 31, 2006 was 7.75% per annum.

(8)	The loan is due to our former minority partner in TPG-El Segundo Partners, LLC. Principal and interest are due at maturity.

Included in investments in real estate is capitalized interest of $4,354,000 and $3,399,000 as of March 31, 2006 and December 31, 2005, respectively.

5. Loss per Share

The following is a summary of the components used in calculating basic and diluted loss per share for the three months ended March 31, 2006 and 2005 (in thousands except share and per share amounts):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Loss available to common shares	$(2,205)	$(776)
Weighted average common shares outstanding — basic	14,320,779	14,295,236
Potentially dilutive common shares(1):
Stock options	—	—
Unvested restricted stock	—	—

Adjusted weighted average common shares outstanding — diluted	14,320,779	14, 295,236

Loss per share — basic	$(0.15)	$(0.05)

Loss per share — diluted	$(0.15)	$(0.05)

(1)	For the three months ended March 31, 2006 and 2005, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

6. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis. We committed to issue 730,003 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 14,410,242 shares of common stock, and 16,666,666 Units outstanding as of March 31, 2006, and had committed to issue 730,003 of incentive units.

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”). The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. In addition, under our Non-employee Directors Restricted Stock Plan (“the Non-employee Directors Plan”) a total of 60,000 shares are available for grant.

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted stock.

Restricted Stock

Under the Incentive Plan, we issued 46,667 shares of restricted stock with an aggregate value of $560,000 upon consummation of our initial public offering on October 13, 2004, and 60,000 shares of restricted stock with an aggregate value of $740,000 in February 2006. Vesting for the 46,667 and 60,000 shares commenced as of October 13, 2004 and February 22, 2006, respectively. The restricted shares will vest in full on the third anniversary of the commencement date, provided that vesting could occur on the second anniversary of the commencement date if certain performance goals are met. The holder of these shares has full voting rights and will receive any dividends paid.

Under the Non-employee Directors Plan, we issued 10,000 shares of restricted stock with an aggregate value of $120,000 upon consummation of our initial public offering on October 13, 2004, and 4,984 shares of restricted stock with an aggregate value of $60,000 following the 2005 Annual Meeting of Stockholders. Vesting for the 10,000 and 4,984 shares commenced as of October 13, 2004 and June 15, 2005, respectively. The 10,000 and 4,984 shares granted to our non-employee directors will vest on October 13, 2006 and following the 2006 Annual Meeting of Stockholders, respectively, subject to the continued service of the director. The holders of these shares have full voting rights and will receive any dividends paid.

As of March 31, 2006, there was $1,045,000 of total unrecognized compensation cost related to the nonvested restricted stock. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $121,000 and $69,000. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2006 was $12.34.

We recorded compensation expense totaling $108,000 and $62,000 for the vesting of the restricted stock grants for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $20,000 and $11,000 for the three months ended March 31, 2006 and 2005, respectively.

Stock options

In addition, under our Incentive Plan, we have 346,250 stock options outstanding as of March 31, 2006. The options vest at the rate of one third per year and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2006 and 2005:

	2006	2005
Expected dividend yield	2.0%	2.0%
Expected life of option	2 to 4 years	1 to 3 years
Risk-free interest rate	4.40%	2.88%
Expected stock price volatility	15%	20%

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

The following is a summary of stock option activity under our Incentive Plan as of March 31, 2006 and for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	334,027	$12.26
Granted	15,000	12.36
Exercised	(2,777)	12.26

Outstanding at March 31, 2006	346,250	$12.26	8.7	$466

Options exercisable at March 31, 2006	110,417	$12.26	8.5	$149

As of March 31, 2006, there was $158,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $344,000 and $679,000, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $1.44. The options exercised during the three months ended March 31, 2006 had an intrinsic value of $2,000.

We recorded compensation expense totaling $37,000 and $70,000 related to the stock options for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $7,000 and $13,000 for the three months ended March 31, 2006 and 2005, respectively.

Shelf Registration

In April 2006, we filed a shelf registration statement under which we may sell up to $150,000,000 in aggregate initial offering price of common stock, preferred stock, warrants, or debt securities in one or more issuances.

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of March 31, 2006, we held a 46.4% capital interest in the Operating Partnership. For the three months ended March 31, 2006, we were allocated 46.4% of the losses from the Operating Partnership.

Our effective tax rate is 39.3% for the three months ended March 31, 2006. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to state taxes, net of federal tax expense.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

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

8. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at March 31, 2006 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of March 31, 2006, the fair value of our mortgage and other secured loans and unsecured loan aggregates $315,087,000, compared to the aggregated carrying value of $322,911,000.

9. Subsequent Event

On April 27, 2006, our joint venture with CalSTRS completed the sale of Valley Square Office Park located in suburban Philadelphia. The property was sold for $42,500,000 and a portion of the proceeds from the sale were used to repay the $30,300,000 mortgage debt of the property. The sale resulted in a gain of approximately $7,200,000 to our joint venture with CalSTRS. The Operating Partnership realized a gain of approximately $2,800,000, including a promoted interest of approximately $600,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this report entitled “Risk Factors.”

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 46.4% and have control over the major decisions of the Operating Partnership.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, 2101 Market Street, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting:

2121 Market Street (for all periods presented)

City National Plaza (for all periods presented)

Reflections I (for all periods presented)

Reflections II (for all periods presented)

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

2500 City West (as of August 2005, the date of acquisition)

Brookhollow Central I, II, and III (as of August 2005, the date of acquisition)

Intercontinental Center (as of August 2005, the date of acquisition)

2500 City West land (as of December 2005, the date of acquisition)

Comparison of three months ended March 31, 2006 to three months ended March 31, 2005

Total revenues. Total revenues remained consistent for each of the three month periods ended March 31, 2006 and 2005. The significant components of revenue are discussed below.

Rental revenues. Rental revenue remained consistent at $8.3 million for each of the three month periods ended March 31, 2006 and 2005.

Tenant reimbursements. Revenues remained consistent at $4.9 million for each of the three month periods ended March 31, 2006 and 2005.

Parking and other revenues. Revenues from parking and other decreased by $546,000, or 37.8%, to $897,000 for the three months ended March 31, 2006 compared to $1.4 million for the three months ended March 31, 2005, primarily as a result of a $434,000 lease termination fee for a tenant at One Commerce Square in 2005, and a decrease in parking revenues related to the 2101 Market Street development property. Beginning in May 2005, upon commencement of the development of the property, the incidental parking revenues are accounted for as a reduction of capitalized project costs.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services remained consistent at $1.4 million for each of the three month periods ended March 31, 2006 and 2005. There was an increase in leasing commissions of $133,000 related to several properties, and an increase in development fees relating to a new professional services agreement with NBC Universal, Inc. to advise on a plan for future development at its Universal City property in Los Angeles. This agreement was entered into in March 2006. These increases were offset by acquisition fees of $199,000 in 2005 related to Valencia Town Center.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $546,000, or 33.6%, to $2.2 million for the three months ended March 31, 2006 compared to $1.6 million for the three months ended March 31, 2005. This increase was primarily a result of fee income related to the property investments in Houston and suburban Philadelphia, which were acquired in August and March 2005, respectively, by our joint venture with CalSTRS. Investment advisory and management fees increased $646,000 relating to all of the acquired properties. In addition, for the three months ended March 31, 2006, leasing commissions and development fees increased $245,000 and reimbursed compensation costs increased $245,000 relating to the acquired properties. The increase was also due to the increase in leasing commission and development fees of $121,000 at City National Plaza. These increases were offset by a one-time acquisition fee of $663,000 relating to the suburban Philadelphia properties in 2005.

Total expenses. Total expenses remained consistent for each of the three month periods ended March 31, 2006 and 2005. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $253,000, or 6.2%, to $4.3 million for the three months ended March 31, 2006 compared to $4.1 million for the three months ended March 31, 2005, primarily as a result of an increase in city of Philadelphia business taxes, offset by several miscellaneous decreases, including a decrease in electricity expense due to lower usage in 2006, and a decrease in parking expenses for 2101 Market Street development property due to the commencement of the development of the property beginning in May 2005.

Real estate taxes. Real estate tax expense remained consistent for each of the three month periods ended March 31, 2006 and 2005.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $330,000, or 22.4%, to $1.8 million for the three months ended March 31, 2006 compared to $1.5 million for the three months ended March 31, 2005, primarily as a result of an increase in salaries and employment related costs due to an increase in the number of personnel.

Interest expense. Interest expense decreased by $825,000 or 13.1% to $5.5 million for the three months ended March 31, 2006 compared to $6.3 million for the three months ended March 31, 2005. The decrease is primarily due to a decrease in interest expense relating to Two Commerce Square of $697,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans. This decrease is also due to capitalized interest of $255,000 during the three months ended March 31, 2006, related to the Four Points Centre, Campus El Segundo, and 2101 Market Street development properties, which was expensed during the three months ended March 31, 2005. We began capitalizing interest on Four Points Centre, Campus El Segundo, and 2101 Market Street in October 2004, April 2005, and July 2005, respectively.

The decrease was offset by an increase in interest expense relating to One Commerce Square of $160,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to refinancing of the mortgage loan in December 2005, offset by the repayment of the mezzanine loan in April 2005.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $212,000, or 6.4%, to $3.1 million for the three months ended March 31, 2006 compared to $3.3 million for the three months ended March 31, 2005. The decrease is primarily due to the write-off of unamortized costs of $327,000 in 2005 for a tenant at One Commerce Square that terminated its lease early. This decrease was offset by an increase in depreciation and amortization expense as a result of additional real estate improvements.

General and administrative. General and administrative expense increased by $434,000, or 15.3%, to $3.3 million for the three months ended March 31, 2006 compared to $2.8 million for the three months ended March 31, 2005. The increase is primarily due to an increase in Sarbanes-Oxley related costs and salaries and employment related costs due to an increase in the number of personnel.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $360,000 for the three months ended March 31, 2006 due to the additional defeasance costs of the One Commerce Square mortgage loan.

Interest income. Interest income increased by $259,000, or 62.1%, to $676,000 for the three months ended March 31, 2006 compared to $417,000 for the three months ended March 31, 2005, primarily due to higher interest rates.

Equity in net loss of unconsolidated real estate entities. Equity in net loss of unconsolidated real estate entities increased by $4.5 million to a net loss of $5.8 million for the three months ended March 31, 2006 compared to a net loss of $1.3 million for the three months ended March 31, 2005. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Revenue	$27,408	$13,560
Operating and other expenses	(17,568)	(9,663)
Interest expense	(10,866)	(4,413)
Depreciation and amortization	(12,539)	(3,800)
Minority interest	706	1,763
Income (loss) from discontinued operations	188	(209)

Net loss	$(12,671)	$(2,762)

Thomas Properties’ share of net loss	$(6,131)	$(1,470)
Intercompany eliminations	341	142

Equity in net loss of unconsolidated real estate entities	$(5,790)	$(1,328)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated real estate entities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 increased primarily due to the acquisition of our interests in the three properties (the fourth property is included in discontinued operations) in suburban Philadelphia on March 2, 2005 and four properties in Houston on August 4, 2005.

Aggregate interest expense increased by $6.5 million, or 146.2%, to $10.9 million for the three months ended March 31, 2006 compared to $4.4 million for the three months ended March 31, 2005 primarily as a result of an increase in interest expense of $4.8 million relating to the debt obligations of Reflections I and Reflections II which originated in March 2005, the three properties in suburban Philadelphia, and the four properties in Houston. The increase was also due to additional borrowings on the City National Plaza senior mezzanine loan in 2005 and higher average interest rates on the City National Plaza loans in 2006, which resulted in an increase in interest expense of $1.7 million.

Aggregate depreciation and amortization expense increased by $8.7 million, or 230.0%, to $12.5 million for the three months ended March 31, 2006 compared to $3.8 million for the three months ended March 31, 2005 primarily as a result of additional depreciation and amortization expense of $7.5 million due to the acquisition of our interests in the three properties in suburban Philadelphia, and the four properties in Houston. In addition, the increase is a result of additional real estate improvements at City National Plaza during 2005, which resulted in an increase of $829,000 in depreciation and amortization expense for the three months ended March 31, 2006, as compared to three months ended March 31, 2005.

Income (loss) from discontinued operations is the result of the classification of one of the properties in suburban Philadelphia as held for sale in November 2005. The increase in income (loss) from discontinued operations was primarily due to depreciation and amortization, which was $0 and $290,000 for the three months ended March 31, 2006 and 2005, respectively, as a result of the held for sale classification beginning in November 2005. This property was acquired in March 2005, and the sale of the property closed on April 27, 2006.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of March 31, 2006, we have unrestricted cash and cash equivalents of $55.2 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of March 31, 2006, we have an unfunded capital commitment to our joint venture with CalSTRS of $20.1 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

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

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In 2004 a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, which provides proceeds to cover the estimated future redevelopment costs. Presently, we have not obtained construction financing for the three development projects. If we finance the development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $5.9 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the remainder of 2006 and 2007.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at March 31, 2006 is as follows (in thousands):

	Payments Due by Period
	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Regularly scheduled principal payments	$6,000	$8,892	$3,200	$500	$492	$13,958	$33,042
Balloon principal payments due at maturity	4,000	19,500	—	3,900	34,842	227,627	289,869
Interest payments—fixed rate debt	16,993	21,893	21,344	21,914	14,835	53,274	150,253
Interest payments—variable rate debt (1)	1,111	1,036	—	—	—	—	2,147
Capital commitments (2)	20,487	970	—	—	—	—	21,457
Purchase commitment (3)	—	530	—	—	—	—	530
Operating lease (4)	95	127	127	53	—	—	402

Total	$48,686	$52,948	$24,671	$26,367	$50,169	$294,859	$497,700

(1)	The interest payments on the Four Points Centre and El Segundo mortgage loans are based on the prime rate or LIBOR based rate. The interest rate for the Four Points Centre mortgage loan was 7.75% as of March 31, 2006. For the El Segundo mortgage loan, $13.0 million and $6.5 million bear interest at 6.57% and 7.00%, respectively, as of March 31, 2006.

(2)	Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $1.3 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, we have an unfunded capital commitment of $20.1 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both us and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund the remaining capital commitment in 2006.

Capital commitments of at least $20 million required under leases entered into at City National Plaza by City National Bank, Jones Day, and Fulbright & Jaworski are not included in the contractual obligations table above as City National Plaza is an unconsolidated subsidiary. These capital expenditures must be completed by December 31, 2006 under the Jones Day lease and by December 31, 2008 under the City National Bank and Fulbright & Jaworski leases. As of March 31, 2006, we have incurred substantially all of the capital commitments.

(3)	We have entered into an agreement to acquire a parcel of land located near our Four Points Centre development project in Austin, Texas for $530,000. We expect this acquisition to close in the first quarter of 2007.

(4)	Represents the future minimum lease payments on our long-term operating lease for our corporate offices at City National Plaza. The table does not reflect available maturity extension options.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of March 31, 2006, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties with outstanding debt as of March 31, 2006 (in thousands). We have not guaranteed any of the debt.

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.75%		$200,000	7/11/06
Senior mezzanine loan (2)	LIBOR + 4.50		81,297	7/11/06
Junior mezzanine loan	LIBOR + 6.15		25,000	7/11/06
San Felipe Plaza senior mortgage loan (3)	5.28		101,500	8/11/10
2500 City West senior mortgage loan (4)	5.28		70,000	8/11/10
Brookhollow Central I, II and III / Intercontinental Center senior mortgage loan (5) (6)	LIBOR + 2.25		53,000	8/9/07
2121 Market Street mortgage loan	6.1		19,600	8/1/33	(7)
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (6) (8) (9)	LIBOR + 3.25	(12)	7,867	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (6) (9) (10)	LIBOR + 3.25	(12)	5,400	3/6/10
Valley Square Office Park (11)
Note A (6) (9)	LIBOR + 1.75	(12)	27,500	3/1/07
Note B (6) (9)	LIBOR + 3.25	(12)	2,800	3/1/07
Reflections I mortgage loan	5.23		23,111	4/1/15
Reflections II mortgage loan	5.22		9,629	4/1/15

			$704,204

(1)	Our joint venture with CalSTRS has purchased interest rate cap agreements for the outstanding City National Plaza loans, and is also required to purchase interest rate cap agreements for each future advance under the $125.0 million senior mezzanine loan.

(2)	The mortgage and senior mezzanine loans are subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, however, under certain circumstances the exit fees will be waived.

(3)	Our joint venture with CalSTRS may borrow up to $16.2 million under a floating rate loan bearing interest at LIBOR plus 3.0%. No advances have been made as of March 31, 2006.

(4)	Our joint venture with CalSTRS may borrow up to $15.5 million under a floating rate loan bearing interest at LIBOR plus 3.0%. No advances have been made as of March 31, 2006.

(5)	Our joint venture with CalSTRS may borrow up to $32.8 million under a floating rate loan bearing interest at LIBOR plus 3.3%. No advances have been made as of March 31, 2006.

(6)	Our joint venture with CalSTRS has purchased interest rate cap agreements for these loans.

(7)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

(8)	Our joint venture with CalSTRS may borrow up to $12.9 million under this loan.

(9)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(10)	Our joint venture with CalSTRS may borrow up to $13.4 million under this loan.

(11)	This property was sold on April 27, 2006, and the loans were repaid.

(12)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of March 31, 2006, one month LIBOR exceeds 2.25%, per annum.

Cash Flows

Comparison of three months ended March 31, 2006 to three months ended March 31, 2005

Cash and cash equivalents were $55.2 million as of March 31, 2006 and $54.5 million as of March 31, 2005.

Operating Activities—Net cash used in operating activities increased by $564,000 to $2.9 million for the three months ended March 31, 2006 compared to $2.4 million for the three months ended March 31, 2005. The increase was primarily the result of an increase in net loss of $1.4 million, from $776,000 for the three months ended March 31, 2005 to $2.2 million for the three months ended March 31, 2006, and increase in net change in assets and liabilities of $2.3 million, offset by the increase in non-cash expenses. The increase in net change in assets and liabilities was primarily the result of a $519,000 change in rents and other receivables, $904,000 change in deferred tax asset, $608,000 change in deferred interest payable, $507,000 change in accounts payable and other liabilities, and a $2.0 million change in prepaid rent at Two Commerce Square, offset by a $983,000 change in receivables-unconsolidated real estate entities, and a $1.5 million change in due to affiliate. The increase in non-cash expenses was primarily a result of an increase of $4.5 million in equity in net loss of unconsolidated real estate entities, and an increase in distributions from operations of unconsolidated real estate entities of $376,000, offset by an increase in minority interest of $2.2 million.

Investing Activities—Net cash provided by (used in) investing activities decreased by $3.6 million to $(994,000) for the three months ended March 31, 2006 compared to $2.6 million for the three months ended March 31, 2005. The decrease was primarily the result of a $14.0 million change in short-term investments in 2005 and an increase in real estate improvements of $2.2 million. The decrease was offset by the acquisition of the properties in suburban Philadelphia in 2005 for $8.8 million by our joint venture with CalSTRS, a change in restricted cash of $2.5 million, and a decrease in net contributions to unconsolidated real estate entities of 1.5 million.

Financing Activities—Net cash used in financing activities increased by $2.6 million to $4.8 million for the three months ended March 31, 2006 compared to $2.2 million for the three months ended March 31, 2005. The increase was primarily a result of the payment of dividends to common stockholders and distributions to limited partners in the operating partnership of $1.9 million in 2006, distributions of $550,000 to the minority interest holder in One Commerce Square resulting from the proceeds of the One Commerce Square mortgage loan refinance in December 2005, and an increase in principal payments of mortgage and other secured loans of $159,000.

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

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2006, our company had $23.5 million of outstanding consolidated floating rate debt.

The unconsolidated real estate entities have total debt of $704.2 million, of which $402.9 million bears interest floating rates. As of March 31, 2006, interest rate caps have been purchased for each of these floating rate loans.

Our fixed and variable rate long-term debt at March 31, 2006 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2006	$6,000	$4,000	$10,000
2007	8,892	19,500	28,392
2008	3,200	—	3,200
2009	4,400	—	4,400
2010	35,334	—	35,334
Thereafter	241,585	—	241,585

Total	$299,411	$23,500	$322,911

Weighted average interest rate	7.7%	6.7%	7.6%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At March 31, 2006, our variable rate long-term debt represents 7.3% of our total long-term debt. If interest rates were to increase by 70 basis points, or by approximately 10% of the weighted average variable rate at March 31, 2006, the net impact would be increased costs of $165,000 per year.

As of March 31, 2006, the fair value of our mortgage and other secured loans and unsecured loan aggregates $315.1 million, compared to the aggregated carrying value of $322.9 million.

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

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS provide us with substantial fee revenues. For the three months ended March 31, 2006 and 2005, approximately 17.7% and 14.8%, respectively, of our revenues has been derived from fees earned from these relationships. In addition, we recognized equity in net loss of unconsolidated/uncombined real estate entities of $5.4 million and $1.3 million related to these relationships for the three months ended March 31, 2006 and 2005, respectively.

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

As of March 31, 2006, we hold interests in 11 of our properties through our joint venture with CalSTRS. Our joint venture with CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with the approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture (two out of the three members of which are appointed by CalSTRS), we are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization (defined as completion of the project and 85% of the net rentable area leased), except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

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

As of March 31, 2006, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 38.2% of the rentable square feet of space, representing 63.2% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 26.6% of the total annualized rent generated by these properties as of March 31, 2006. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 35.6% of total consolidated revenue for the year ended December 31, 2005. Our existing lease with Conrail expires in two stages in 2008 and 2009. Conrail has subleased substantially all of its space under lease, and we have entered into direct lease agreements with many of these sublease tenants. However, these new leases are at lower rental rates, and we expect to experience a substantial decline in rental revenues from Two Commerce Square when the existing lease with Conrail expires.

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

As of March 31, 2006, our total consolidated indebtedness is approximately $322.9 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $704.2 million as of March 31, 2006. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property. Additionally, the Operating Partnership has guaranteed the loan on our Four Points Centre property up to a maximum amount of $5.5 million. Mr. Thomas guarantees approximately $7.5 million of the mezzanine loans for Two Commerce Square, and we have accordingly agreed to indemnify Mr. Thomas in the event his guarantees are called upon. We may incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of March 31, 2006, $23.5 million of our consolidated debt and $402.9 million of our unconsolidated debt was at variable interest rates. As of March 31, 2006, interest rate caps have been purchased for each of the floating rate loans for our unconsolidated debt.

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

In order to achieve desired and planned business growth, we intend to continue to significantly expand our asset and property management activities, and acquire a significant number of properties during 2006 and 2007. With the expected growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage these additional properties without operating disruptions or unanticipated costs. The acquisition of additional properties would generate additional operating expenses. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate any future acquisitions into our portfolio could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations.

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

As of March 31, 2006, leases representing 5.9% and 8.3% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in the remainder of 2006 and during 2007, respectively. Further, an additional 20.4% of the square feet of these properties was available for lease on that date. Rental rates above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability, could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $2.8 million in 2008 as compared to 2007, $2.5 million in 2009 as compared to 2008, and $1.7 million in 2010 as compared to 2009.

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

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $322.9 million of consolidated debt and $704.2 million of unconsolidated debt as of March 31, 2006;

•	our current cash flow from operating activities, which was $20.8 million for the year ended December 31, 2005 and $(2.9) million for the three months ended March 31, 2006;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock; and

•	general market conditions.

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

We are aware of potentially environmentally hazardous or toxic materials at two of our properties in which we hold an ownership interest. At our 2101 Market Street property, we have begun remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the tenant’s agent. We undertook remedial procedures for the gasoline spill and other contaminants, including removing contaminated soil. Our lease requires the tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structure. We continue to remediate asbestos materials from various areas of the building structure and as of March 31, 2006, have accrued for $2.5 million for such estimated future costs.

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

Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs. Further, the availability of insurance for acts of terrorism may be limited or may cost more. The three operating properties in which we own interests located in Philadelphia, Pennsylvania—One Commerce Square, Two Commerce Square and 2121 Market Street—are located within a three city block area. Together, these three properties represented approximately 45.5% of the annualized rent for properties in which we hold an ownership interest as of March 31, 2006. Because these properties are located closely together, a catastrophic event in this area could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected, including being unable to make timely rental payments and defaulting under existing leases. Additionally, some tenants have termination rights in respect of certain casualties. Under the terms of our financing documents, we may be required to apply casualty proceeds to repay loans and may not be able to rebuild or restore the property unless we are able to obtain alternate financing. If we are entitled to receive casualty proceeds, we may not be able to rebuild or restore the property, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also result in obligations under our tax indemnification agreement with Mr. Thomas.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed to indemnify Mr. Thomas against adverse tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 45.1% of annualized rent for properties in which we hold an ownership interest as of March 31, 2006. This indemnification period will be until October 13, 2008, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in each of One Commerce Square and Two Commerce Square to us prior to such date for not more than $4 million in the aggregate, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the units received by them in the Formation Transactions. Our indemnification obligation is for all direct and indirect adverse tax consequences. Our agreement to indemnify Mr. Thomas was not the result of arm’s-length negotiations and there is no assurance that our agreement is comparable to what may have resulted were the negotiations between unaffiliated third parties. We have also agreed to use commercially reasonable efforts to make approximately $221 million of debt available to be guaranteed by entities controlled by Mr. Thomas, by Mr. Fox, a non-employee member of our board of directors, and by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions. In addition, our tax indemnification obligation could occur involuntarily in the event of a condemnation of or foreclosure on one of these properties. We do not presently intend to sell any of our interest in these properties in transactions that would give rise to our tax indemnification obligation. A calculation of these damages under our tax indemnification agreement will not be based on the time value of money or the time remaining in the indemnification period.

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

Mr. Thomas owns 10,700 shares of common stock and 106,667 shares of restricted common stock, and entities affiliated with Mr. Thomas own or control 6,400 shares of common stock, 16,666,666 shares of limited voting stock and hold 16,666,666 operating partnership units (including operating partnership units held for the benefit of Thomas S. Ricci, Randall L. Scott, and Mr. Sischo). Each of Messrs. Ricci, Scott and Sischo received an indirect interest in operating partnership units, and, together with Diana M. Laing, our Chief Financial Officer, each executive officer received a direct grant of restricted incentive units. Mr. Ricci received an interest in 183,334 operating partnership units and 230,001 incentive units; Mr. Scott received an interest in 233,334 operating partnership units and 280,001 incentive units; Mr. Sischo received an interest in 266,667 operating partnership units and 246,667 incentive units; and Ms. Laing received 93,334 incentive units. The various terms of these equity and incentive interests could create conflicts of interest with our public stockholders. Members of executive management could be required to make decisions that could have different implications for our Operating Partnership and for us, including:

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

Each entity that received operating partnership units in our Formation Transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 53.6% of our outstanding voting stock. Although not entitled to dividends or other distributions, these limited voting shares are entitled to one vote per share in the election of directors, the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in operating partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

In April 2006, we filed a shelf registration statement under which we may sell up to $150,000,000 in aggregate price of common stock, preferred stock, warrants, or debt securities in one or more issuances. Any such sale of securities by us may depress our stock price. Further, any sale of equity securities will dilute our existing stockholders, and a sale of debt securities will increase our leverage and debt service requirements.

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

Dated: May 10, 2006

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer