Form 10-Q
period 2006-06-30
THOMAS PROPERTIES GROUP INC
filed 2006-08-09
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

(Check one):    Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $.01 par value per share	14,418,261

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments in real estate:
Land and improvements	$35,344	$35,350
Land and improvements – development property	59,318	54,369
Buildings and improvements	253,624	253,095
Tenant improvements	68,705	66,921

	416,991	409,735
Less accumulated depreciation	(109,094)	(104,325)

	307,897	305,410
Investment in real estate – development property held for sale	7,805	7,751

	315,702	313,161
Investments in unconsolidated real estate entities	58,389	41,124
Cash and cash equivalents	29,037	63,915
Restricted cash	9,411	15,511
Rents and other receivables	1,988	1,804
Receivables—unconsolidated real estate entities	2,604	3,335
Deferred rents	20,359	23,111
Deferred leasing and loan costs	15,450	16,173
Deferred tax asset	41,521	39,440
Other assets, net	7,733	4,313

Total assets	$502,194	$521,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$270,819	$273,575
Other secured loans	46,115	47,704
Unsecured loan	3,900	3,900
Accounts payable and other liabilities, net	9,169	13,545
Dividends and distributions payable	1,916	1,905
Prepaid rent	3,764	3,753

Total liabilities	335,683	344,382

Minority interests:
Unitholders in the Operating Partnership	68,232	74,099
Minority interests in consolidated real estate entities	—	26

Total minority interests	68,232	74,125

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,418,261 and 14,347,465 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	144	143
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of June 30, 2006 and December 31, 2005	167	167
Additional paid-in capital	106,266	106,713
Retained deficit	(8,298)	(3,379)
Unearned compensation, net	—	(264)

Total stockholders’ equity	98,279	103,380

Total liabilities and stockholders’ equity	$502,194	$521,887

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Rental	$8,340	$8,273	$16,635	$16,553
Tenant reimbursements	4,649	4,668	9,542	9,582
Parking and other	1,318	953	2,215	2,396
Investment advisory, management, leasing, and development services	2,369	1,084	3,783	2,453
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	4,166	1,610	6,339	3,237

Total revenues	20,842	16,588	38,514	34,221

Expenses:
Rental property operating and maintenance	3,849	3,710	8,177	7,644
Real estate taxes	1,463	1,433	2,919	2,892
Investment advisory, management, leasing, and development services	2,301	1,817	4,104	3,790
Rent—unconsolidated real estate entities	57	59	115	117
Interest	5,272	4,941	10,759	11,253
Depreciation and amortization	3,300	3,110	6,405	6,427
General and administrative	4,992	2,584	8,266	5,065

Total expenses	21,234	17,654	40,745	37,188

Loss from early extinguishment of debt	—	—	(360)	—
Gain on purchase of other secured loan	—	25,776	—	25,776
Interest income	597	304	1,273	721
Equity in net loss of unconsolidated real estate entities	(3,814)	(2,410)	(9,604)	(3,738)
Minority interests – unitholders in the Operating Partnership	1,973	(12,167)	6,176	(10,656)
Minority interests in consolidated real estate entities	—	33	(524)	33

(Loss) income before benefit (provision) for income taxes	(1,636)	10,470	(5,270)	9,169
Benefit (provision) for income taxes	652	(4,404)	2,081	(3,879)

Net (loss) income	$(984)	$6,066	$(3,189)	$5,290

(Loss) earnings per share – basic	$(0.07)	0.42	(0.22)	0.37
(Loss) earnings per share – diluted	$(0.07)	0.42	(0.22)	0.37

Weighted average common shares outstanding—basic	14,332,397	14,297,909	14,328,162	14,295,339
Weighted average common shares outstanding—diluted	14,332,397	14,301,017	14,328,162	14,301,151

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(3,189)	$5,290
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from early extinguishment of debt	360	—
Gain on purchase of other secured loan	—	(25,776)
Reversal of deferred interest on other secured loan	—	(515)
Write-off of unamortized deferred loan costs	—	268
Equity in net loss of unconsolidated real estate entities	9,604	3,738
Deferred rents	2,766	2,371
Depreciation and amortization expense	6,405	6,427
Amortization of loan costs	261	351
Amortization of loan premium	—	(225)
Amortization of above and below market leases, net	(236)	(150)
Vesting of incentive units, stock options and restricted stock	2,174	263
Minority interests	(5,652)	10,623
Distributions from operations of unconsolidated real estate entities	1,274	1,121
Changes in assets and liabilities:
Rents and other receivables	(545)	715
Receivables—unconsolidated real estate entities	731	(24)
Deferred leasing costs	15	(154)
Deferred tax asset	(2,081)	3,879
Other assets	(3,420)	(2,493)
Deferred interest payable	88	619
Accounts payable and other liabilities	(5,282)	689
Due to affiliate	—	(1,791)
Prepaid rent	11	1,929

Net cash provided by operating activities	3,284	7,155

Cash flows from investing activities:
Expenditures for improvements to real estate	(7,337)	(3,711)
Purchases of interests in unconsolidated real estate entities	(24,150)	(8,800)
Return of capital from unconsolidated real estate entities	4,194	7,492
Contributions to unconsolidated real estate entities	(8,187)	(5,665)
Proceeds from maturity of short-term investments	—	14,000
Change in restricted cash	6,100	1,675

Net cash (used in) provided by investing activities	(29,380)	4,991

Cash flows from financing activities:
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(3,821)	(1,904)
Principal payments of mortgage and other secured loans	(4,433)	(4,563)
Repayment of One Commerce Square mezzanine loan	—	(9,250)
Purchase of Two Commerce Square Junior B mezzanine loan	—	(2,500)
Minority interest distributions	(550)	—
Payment of loan costs	(32)	—
Proceeds from exercise of stock options	54	—

Net cash used in financing activities	(8,782)	(18,217)

Net decrease in cash and cash equivalents	(34,878)	(6,071)
Cash and cash equivalents at beginning of period	63,915	56,506

Cash and cash equivalents at end of period	$29,037	$50,435

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $1,943 and $293 for the six months ended June 30, 2006 and 2005, respectively	$11,826	$15,161
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the operating partnership	$1,916	$1,905
Investments in real estate included in accounts payable and other liabilities	1,144	183

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Our business operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor and the assumption of debt and other specified liabilities in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors. As of June 30, 2006, we held a 45.3% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

As of June 30, 2006, we were invested in the following real estate entities:

Entity	Type; Possible Development	Location

Consolidated entities:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
2101 Market Street	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD
TPG/CalSTRS, LLC:
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office – single tenancy	Reston, Virginia
Reflections II	Suburban office – single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Entity	Type; Possible Development	Location
2500 City West	Suburban office and undeveloped land	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
Intercontinental Center	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas

TPG/P&A 2101 Market (1)	Undeveloped land; Residential	PCBD

(1)	See Note 9.

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

The interests in One Commerce Square and Two Commerce Square (for all periods presented), and Campus El Segundo (through October 11, 2005), not owned by us are reflected as minority interest. Mr. Thomas owns an 11% ownership interest in each of One Commerce Square and Two Commerce Square. The unrecognized minority interest in the deficit of One Commerce Square and Two Commerce Square is $585,000 and $4,427,000 at June 30, 2006, respectively. No further losses of One Commerce Square and Two Commerce Square have been allocated to the minority partner, as no further contributions are required from the minority partner. Future income allocable to the minority partner will be reduced by such unrecognized losses.

(Loss) earnings per share

The computation of basic (loss) earnings per share is based on net (loss) earnings and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted (loss) earnings per share includes the assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that have been granted, all calculated using the treasury stock method.

Stock-Based Option and Incentive Compensation Accounting

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). The adoption of this statement did not have a significant impact on our financial statements, as we previously adopted the fair value based method of accounting of SFAS 123, Accounting for Stock-Based Compensation.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

On January 1, 2006, in connection with the adoption of SFAS 123(R) we reclassified $264,000 to net the unearned compensation line item within equity against additional paid in capital. Under SFAS 123(R), an equity instrument is not recorded to stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. Prior to the adoption of SFAS 123(R), and in accordance with the previous accounting guidance, we recorded the full fair value of all issued but nonvested stock options and restricted shares in additional paid in capital and recorded an offsetting deferred compensation balance on a separate line item within equity for the amount of compensation costs not yet recognized for these nonvested instruments.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

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

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include the entities that own 2121 Market Street, Harris Building Associates, TPG/CalSTRS, LLC, a joint venture with the California State Teachers Retirement System (“CalSTRS”) and TPG/P&A 2101 Market, LLC. As of June 30, 2006, TPG/CalSTRS, LLC owns the following properties:

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

2500 City West (purchased August 2005)

Brookhollow Central I, II and III (purchased August 2005)

Intercontinental Center (purchased August 2005)

2500 City West land (purchased December 2005)

CityWestPlace (purchased June 2006)

CityWestPlace land (purchased June 2006)

Valley Square Office Park was purchased in March 2005, and sold in April 2006.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of June 30, 2006:

2121 Market Street	50.0%
Harris Building Associates	0.1	%(1)
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(2)
All other properties	25.0	%(3)
TPG/P&A 2101 Market, LLC	50.0	%(4)

(1)	The partnership that owns 2121 Market Street entered into a master lease for the property with Harris Building Associates designed to allow a third party investor to take advantage of the historic tax credits for the property. The Operating Partnership and an unrelated party each hold a 0.05% general partnership interest in Harris Building Associates. The 99.9% limited partner of Harris Building Associates contributed $3.5 million and no further contributions are required. In addition, this partner is entitled to various distributions, fees, and priority returns. During 2004, the accumulated losses and distributions for this limited partner equaled their contribution amount and priority return. As such, net income/loss is allocated equally to the general partners, resulting in an allocation of 50% net income/loss to us.
(2)	In accordance with the limited liability agreement, the minority owner of City National Plaza and the Operating Partnership are initially allocated depreciation expense of City National Plaza ahead of CalSTRS. This resulted in the allocation to us of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income/loss (excluding depreciation expense).
(3)	In accordance with the limited liability agreement, the Operating Partnership is initially allocated depreciation expense of the properties ahead of CalSTRS. This resulted in the allocation to us of 100% of depreciation expense and 25% of net income (excluding depreciation expense) of the properties.
(4)	This company was formed to hold a general partnership interest in the 2101 Market Street development project.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Investments in unconsolidated real estate entities as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005

TPG/CalSTRS, LLC:
City National Plaza	$18,599	$19,848
Reflections I	811	1,161
Reflections II	1,284	1,499
Four Falls Corporate Center	829	2,018
Oak Hill Plaza / Walnut Hill Plaza	679	1,801
Valley Square Office Park	49	1,320
San Felipe Plaza	4,808	6,858
2500 City West	3,467	4,505
Brookhollow Central I, II and III / Intercontinental Center	2,000	1,853
CityWestPlace	24,489	—
2121 Market Street and Harris Building Associates	(1,300)	(1,020)
TPG/P&A 2101 Market, LLC	2,674	1,281

	$58,389	$41,124

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

The following is a summary of the investments in unconsolidated real estate entities for the six months ended June 30, 2006:

Investment balance, January 1, 2006	$41,124

Contributions	32,337
Equity in net loss of unconsolidated real estate entities	(9,604)
Distributions	(5,468)

Investment balance, June 30, 2006	$58,389

TPG/CalSTRS, LLC, was formed to acquire office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Core plus properties consist of under-performing properties that we believe can be brought to market potential through improved management. Value-add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which we believe can be positively impacted by introduction of new capital and/or management. Under the joint venture agreement, we have an exclusive obligation until the earlier of May 1, 2007 and the date CalSTRS has contributed its full capital commitment to the joint venture to first present all acquisition opportunities involving core plus and value-add properties to the joint venture before we may pursue them individually or in a joint venture with other parties. We are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except for stabilized properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period.

As of June 30, 2006, the unfunded capital commitments of CalSTRS and the Company were $17,901,000 and $5,725,000, respectively.

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

Following is summarized financial information for the unconsolidated real estate entities as of June 30, 2006 and December 31, 2005 and the three and six months ended June 30, 2006 and 2005:

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Summarized Balance Sheets

	June 30, 2006	December 31, 2005

ASSETS
Investments in real estate	$976,415	$746,551
Receivables including deferred rents	27,420	21,246
Other assets	209,232	140,260

Total assets	$1,213,067	$908,057

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$887,280	$678,319
Other liabilities	71,474	60,566

Total liabilities	958,754	738,885

Minority interest	—	—

Owners’ equity:
Thomas Properties, including $69 and $(24) of other comprehensive income (loss) as of June 30, 2006 and December 31, 2005, respectively	61,038	42,576
Other owners, including $0 and $326 of other comprehensive loss as of June 30, 2006 and December 31, 2005, respectively	193,275	126,596

Total owners’ equity	254,313	169,172

Total liabilities and owners’ equity	$1,213,067	$908,057

Summarized Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$31,618	$16,157	$59,026	$29,717

Expenses:
Operating and other expenses	18,783	10,236	36,351	19,899
Interest expense	12,641	6,179	23,507	10,592
Depreciation and amortization	14,668	5,572	27,207	9,372

Total expenses	46,092	21,987	87,065	39,863

Loss from continuing operations	(14,474)	(5,830)	(28,039)	(10,146)
Minority interest	1,647	2,266	2,353	4,029
Income (loss) from discontinued operations	6,140	(671)	6,328	(880)

Net loss	$(6,687)	$(4,235)	$(19,358)	$(6,997)

Thomas Properties share of net loss	$(3,828)	$(2,511)	$(9,959)	$(3,981)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Included in the preceding summarized balance sheets as of June 30, 2006 and December 31, 2005, are the following balance sheets of TPG/CalSTRS, LLC:

	June 30, 2006	December 31, 2005

ASSETS
Investments in real estate	$950,577	$718,044
Receivables including deferred rents	24,816	18,697
Other assets	199,736	144,062

Total assets	$1,175,129	$880,803

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$867,746	$658,589
Other liabilities	50,594	54,306

Total liabilities	918,340	712,895

Minority interest	—	—
Members’ equity:
Thomas Properties, including $69 and $(24) of other comprehensive income (loss) as of June 30, 2006 and December 31, 2005, respectively	58,814	41,687
Other owners, including $0 and $326 of other comprehensive loss as of June 30, 2006 and December 31, 2005, respectively	197,975	126,221

Total members’ equity	256,789	167,908

Total liabilities and members’ equity	$1,175,129	$880,803

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended June 30, 2006 and 2005:

	Three months ended June 30, 2006
	2121 Market Street and Harris Building Associates	TPG/P&A 2101 Market, LLC	TPG/CalSTRS, LLC	Total

Revenues	$1,353	$—	$30,265	$31,618

Expenses:
Operating and other	939	112	17,732	18,783
Interest	297	—	12,344	12,641
Depreciation and amortization	285	34	14,349	14,668

Total expenses	1,521	146	44,425	46,092

Loss from continuing operations	(168)	(146)	(14,160)	(14,474)
Minority interest	—	—	1,647	1,647
Income from discontinued operations	—	—	6,140	6,140

Net loss	$(168)	$(146)	$(6,373)	$(6,687)

Thomas Properties’ share of net loss	$(44)	$(73)	$(3,711)	$(3,828)

Intercompany eliminations				14

Equity in net loss of unconsolidated real estate entities				$(3,814)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

	Three months ended June 30, 2005
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total

Revenues	$1,366	$14,791	$16,157

Expenses:
Operating and other	857	9,379	10,236
Interest	304	5,875	6,179
Depreciation and amortization	284	5,288	5,572

Total expenses	1,445	20,542	21,987

Loss from continuing operations	(79)	(5,751)	(5,830)
Minority interest	—	2,266	2,266
Loss from discontinued operations	—	(671)	(671)

Net loss	$(79)	$(4,156)	$(4,235)

Thomas Properties’ share of net loss	$(65)	$(2,446)	$(2,511)

Intercompany eliminations			101

Equity in net loss of unconsolidated real estate entities			$(2,410)

	Six months ended June 30, 2006
	2121 Market Street and Harris Building Associates	TPG/P&A 2101 Market, LLC	TPG/CalSTRS, LLC	Total

Revenues	$2,706	$—	$56,320	$59,026

Expenses:
Operating and other	1,796	371	34,184	36,351
Interest	594	—	22,913	23,507
Depreciation and amortization	570	441	26,196	27,207

Total expenses	2,960	812	83,293	87,065

Loss from continuing operations	(254)	(812)	(26,973)	(28,039)
Minority interest	(26)	—	2,379	2,353
Income from discontinued operations	—	—	6,328	6,328

Net loss	$(280)	$(812)	$(18,266)	$(19,358)

Thomas Properties’ share of net loss	$(100)	$(406)	$(9,453)	$(9,959)

Intercompany eliminations				355

Equity in net loss of unconsolidated real estate entities				$(9,604)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

	Six months ended June 30, 2005
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total

Revenues	$2,664	$27,053	$29,717

Expenses:
Operating and other	1,788	18,111	19,899
Interest	605	9,987	10,592
Depreciation and amortization	568	8,804	9,372

Total expenses	2,961	36,902	39,863

Loss from continuing operations	(297)	(9,849)	(10,146)
Minority interest	—	4,029	4,029
Loss from discontinued operations	—	(880)	(880)

Net loss	$(297)	$(6,700)	$(6,997)

Thomas Properties’ share of net loss	$(123)	$(3,858)	$(3,981)

Intercompany eliminations			243

Equity in net loss of unconsolidated real estate entities			$(3,738)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Our share of owners’ equity recorded by unconsolidated real estate entities	$61,038	$42,576
Intercompany eliminations and other adjustments	(2,649)	(1,452)

Investments in unconsolidated real estate entities	$58,389	$41,124

4. Debt

A summary of the outstanding debt as of June 30, 2006 is as follows:

	Interest rate	Outstanding debt	Maturity date

Secured debt
One Commerce Square mortgage loan (1)	5.7%	$130,000	1/6/16
Two Commerce Square:
Mortgage loan (2)	6.3	117,319	5/09/13
Senior mezzanine loan (3) (4)	17.4	42,097	1/09/10
Junior A mezzanine loan (3) (5)	15.0	4,018	1/09/10
Campus El Segundo mortgage loan (6)	Prime Rate or LIBOR + 2.25	19,500	10/10/07
Four Points Centre mortgage loan (7)	Prime Rate	4,000	8/28/06

Total debt		$316,934

Unsecured debt
Former minority partner (8)	5.0%	$3,900	10/12/09

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

(1)	The mortgage loan is subject to interest only payments through January 9, 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule through maturity on January 6, 2016. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.
(2)	The mortgage loan may be defeased after October 2005, and beginning February 2013, may be prepaid.
(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.
(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.23% per annum. The effective interest rate on this loan as of June 30, 2006 was 17.4% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(6)	The weighted average interest rate as of June 30, 2006 was 7.33% per annum.
(7)	The prime rate as of June 30, 2006 was 8.25% per annum.
(8)	The loan is due to our former minority partner in TPG-El Segundo Partners, LLC. Principal and interest are due at maturity.

Included in investments in real estate is capitalized interest of $5,342,000 and $3,399,000 as of June 30, 2006 and December 31, 2005, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

5. Loss per Share and Dividends Declared

The following is a summary of the components used in calculating basic and diluted (loss) earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(Loss) income available to common shares	$(984)	$6,066	$(3,189)	$5,290

Weighted average common shares outstanding — basic	14,332,397	14,297,909	14,328,162	14,295,339
Potentially dilutive common shares (1):
Stock options	—	1,753	—	3,983
Unvested restricted stock	—	1,355	—	1,829

Adjusted weighted average common shares outstanding — diluted	14,332,397	14,301,017	14,328,162	14,301,151

(Loss) earnings per share – basic	$(0.07)	$0.42	$(0.22)	$0.37

(Loss) earnings per share – diluted	$(0.07)	$0.42	$(0.22)	$0.37

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

(1)	For the three and six months ended June 30, 2006, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

6. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis. We have also issued 850,003 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 14,418,261 shares of common stock, and 16,666,666 Units outstanding as of June 30, 2006, and 850,003 incentive units outstanding which were issued under our Incentive Plan, defined below.

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”) effective upon the closing of our initial public offering. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are available for grant.

Shares of newly issued common stock will be issued upon exercise of stock options.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas:

	Shares	Aggregate Value

Issued in October 2004	46,667	$560
Issued in February 2006	60,000	740

Outstanding at June 30, 2006	106,667	$1,300

Vesting for the 46,667 and 60,000 shares commenced as of October 13, 2004 and February 22, 2006, respectively. The restricted shares will vest in full on the third anniversary of the vesting commencement date, provided that vesting could occur on the second anniversary of the vesting commencement date if certain performance goals are met. Mr. Thomas has full voting rights and will receive any dividends paid.

Under the Non-Employee Directors Plan, we have issued the following restricted shares to our non-employee directors:

	Shares	Aggregate Value

Issued in October 2004	10,000	$120
Issued following the 2005 Annual Meeting of Stockholders	4,984	60
Issued following the 2006 Annual Meeting of Stockholders	6,419	83

Outstanding at June 30, 2006	21,403	$263

Vesting for the 10,000, 4,984, and 6,419 shares commenced as of October 13, 2004, June 15, 2005, and May 24, 2006 respectively. The 10,000 and 6,419 shares granted will vest subject to the continued service of the directors on October 13, 2006 and following the 2007 Annual Meeting of Stockholders, respectively. The 4,984 shares granted following the 2005 Annual Meeting of Stockholders vested following the 2006 Annual Meeting of Stockholders on May 24, 2006. The holders of these shares have full voting rights and will receive any dividends paid.

As of June 30, 2006, there was $984,000 of total unrecognized compensation cost related to the nonvested restricted stock. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the three months and six months ended June 30, 2006 was $139,000 and $260,000, respectively. The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2006 was $12.39.

We recorded compensation expense totaling $144,000 and $252,000 for the vesting of the restricted stock grants for the three and six months ended June 30, 2006, respectively, and $62,000 and $124,000 for the three and six months ended June 30, 2005, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $26,000 and $46,000 for the three and six months ended June 30, 2006, respectively, and $11,000 and $22,000 for the three and six months ended June 30, 2005.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, and 120,000 incentive units in February 2006. These incentive units are vesting over a three-year period, with one-third vesting on each of the first, second, and third anniversary dates of the grant, subject to continued services and the terms of the Incentive Plan.

The incentive units are originally accounted for as variable awards because the number of operating partnership units that each executive is entitled to receive, if any, is not known until certain performance goals are achieved or certain transactions occur. Compensation expense will be estimated each reporting period based on the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

stock price and the probable number of operating partnership units that will be issued to the executives in exchange for incentive units and the expense will be recorded over the vesting period. Total compensation expense to be recorded over the vesting period will be calculated based on the stock price on the date the number of operating partnership units to be issued in exchange for the incentive units are fixed and determinable.

For the three and six months ended June 30, 2006, we recorded compensation expense of $1,848,000 relating to the 730,003 incentive units. As of June 30, 2006, there was $7,160,000 of unrecognized compensation cost related to 730,003 incentive units. No compensation expense has been recorded related to the 120,000 incentive units as it is unknown the number of operating partnership units that each executive is entitled to receive, if any.

Stock options

Under our Incentive Plan, we have 393,333 stock options outstanding as of June 30, 2006. The options vest at the rate of one third per year and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2006 and 2005:

	2006	2005

Expected dividend yield	2.0%	2.0%
Expected life of option	2 to 4 years	1 to 3 years
Risk-free interest rate	4.40%	2.88%
Expected stock price volatility	15%	20%

The following is a summary of stock option activity under our Incentive Plan as of June 30, 2006 and for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	334,027	$12.26
Granted	73,333	13.07
Forfeitures	(9,650)	12.26
Exercised	(4,377)	12.26

Outstanding at June 30, 2006	393,333	$12.41	8.6	$—

Options exercisable at June 30, 2006	106,667	$12.26	8.3	$—

As of June 30, 2006, there was $449,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $385,000 and $729,000, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $1.52. The options exercised during the three and six months ended June 30, 2006 had an intrinsic value of $2,000, and $4,000, respectively.

We recorded compensation expense totaling $38,000 and $75,000 related to the stock options for the three and six months ended June 30, 2006, respectively, and $70,000 and $140,000 for the three and six months ended June 30, 2005, respectively The total income tax benefit recognized in the statement of operations related to this compensation expense was $7,000 and $14,000 for the three and six months ended June 30, 2006, respectively, and $13,000 and $26,000 for the three and six months ended June 30, 2005, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Shelf Registration

In April 2006, we filed a shelf registration statement under which we may sell up to $150,000,000 in aggregate initial offering price of common stock, preferred stock, warrants, or debt securities in one or more issuances.

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of June 30, 2006, we held a 45.3% capital interest in the Operating Partnership. For the three and six months ended June 30, 2006, we were allocated 45.3% and 45.6%, respectively, of the losses from the Operating Partnership.

Our effective tax rate is 39.9% and 39.5%, respectively, for the three and six months ended June 30, 2006. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to state taxes, net of federal tax expense.

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

Our estimates of the fair value of financial instruments at June 30, 2006 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of June 30, 2006, the fair value of our mortgage and other secured loans and unsecured loan aggregates $308,467,000, compared to the aggregated carrying value of $320,834,000.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

9. Subsequent Event

On July 17, 2006, subsidiaries of TPG/CalSTRS, LLC completed the refinancing of the mortgage and mezzanine loans for City National Plaza as a result of the maturity of the existing mortgage facility. The new mortgage financing consists of a $420,000,000 senior mortgage loan, $30,000,000 senior mezzanine loan, and an unfunded junior mezzanine loan that provides for borrowings up to $130,000,000. The senior mortgage and senior mezzanine loans bear interest at LIBOR plus 1.35% and are subject to exit fees equal to .25% of the loan amounts. The junior mezzanine loan bears interest at LIBOR plus 3.70%, and is subject to an exit fee equal to .5% of the outstanding loan amount. Under certain circumstances the exit fees will be waived. The loans require payments of interest only and mature on July 17, 2008, with two one-year extension options. The loans may not be prepaid before July 17, 2007.

In connection with the new financing described above and as of the same date, the subsidiaries repaid their existing mortgage financing, which had a combined outstanding principal and accrued interest balance of $318,500,000. The senior mortgage and senior mezzanine loans were subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, and the fees were waived. After establishing required reserves, TPG/CalSTRS, LLC received net proceeds from the refinancing of approximately $78,700,000, of which we received $19,700,000 and CalSTRS received $59,000,000.

On August 1, 2006, the TPG/P&A 2101 Market joint venture closed on a construction loan for $142,500,000 for the development of a new residential high-rise in Philadelphia, Pennsylvania, which will be developed on a portion of the 2101 Market Street development property previously owned by us and now transferred to the joint venture. The term of the loan is for 36 months, and bears interest at LIBOR plus 3.25%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risks, see the section in this report entitled “Risk Factors.”

When you read the financial statements and the information included in this report, you should be aware that our operations are significantly affected by both macro and micro economic forces. Our operations are directly affected by actual and perceived trends in various national and regional economic conditions that affect national and regional markets for commercial real estate services, including interest rates, the availability of credit to finance commercial real estate transactions, and the impact of tax laws affecting real estate. Periods of economic slowdown or recession, rising interest rates, declining demand for or increased supply of real estate, or the public perception that any of these events may occur can adversely affect our business. These conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from leases. In addition, these conditions could lead to a decline in property values as well as a decline in funds invested in commercial real estate and related assets, which in turn may reduce revenues from investment advisory, property management, leasing and development fees.

Forward-Looking Statements

Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated and you should not rely on them as predictions of future events. Although information is based on our current estimations, forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise. You are cautioned not to place undue reliance on this information as we cannot guarantee that any future expectations and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 45.3% and have control over the major decisions of the Operating Partnership.

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

TPG/P&A 2101 Market (as of March 2005, the date of formation)

Four Falls Corporate Center (as of March 2005, the date of acquisition)

Oak Hill Plaza (as of March 2005, the date of acquisition)

Walnut Hill Plaza (as of March 2005, the date of acquisition)

Valley Square Office Park (from March 2005, the date of acquisition, to April 2006, the date of disposition)

San Felipe Plaza (as of August 2005, the date of acquisition)

2500 City West (as of August 2005, the date of acquisition)

Brookhollow Central I, II, and III (as of August 2005, the date of acquisition)

Intercontinental Center (as of August 2005, the date of acquisition)

2500 City West land (as of December 2005, the date of acquisition)

CityWestPlace (as of June 2006, the date of acquisition)

CityWestPlace land (as of June 2006, the date of acquisition)

Comparison of three months ended June 30, 2006 to three months ended June 30, 2005

Rental revenues. Rental revenue remained consistent for each of the three month periods ended June 30, 2006 and 2005.

Tenant reimbursements. Revenues remained consistent for each of the three month periods ended June 30, 2006 and 2005.

Parking and other revenues. Revenues from parking and other increased by $365,000, or 38.3%, to $1.3 million for the three months ended June 30, 2006 compared to $953,000 for the three months ended June 30, 2005, primarily as a result of a $426,000 lease termination fee for two tenants at One Commerce Square in 2006, offset by a decrease in parking revenues of $104,000 related to the 2101 Market Street development property. Beginning in May 2005, upon commencement of the development of the property, the incidental parking revenues are accounted for as a reduction of capitalized project costs.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $1.3 million, or 118.5%, to $2.4 million for the three months ended June 30, 2006 compared to $1.1 million for the three months ended June 30, 2005. The increase was primarily due to an increase in development fees of $1.1 million relating to a professional services agreement with NBC Universal, Inc. to advise on a plan for future development at its Universal City property in Los Angeles. This agreement was entered into in March 2006. The increase was also due an increase in leasing commissions of $133,000 received from third parties.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $2.6 million, or 158.8%, to $4.2 million for the three months ended June 30, 2006 compared to $1.6 million for the three months ended June 30, 2005. This increase was primarily a result of a one-time acquisition fee of $1.1 million relating to the CityWestPlace acquisition by our joint venture with CalSTRS in June 2006. In addition, we received leasing commissions of $235,000 in 2006 relating to this property. The increase was also due to an increase in fee income related to the property investments in Houston acquired in August 2005 by our joint venture with CalSTRS. Investment advisory and management fees increased $554,000 relating to these acquired properties. In addition, for the three months ended June 30, 2006, leasing commissions and development fees increased $717,000 and reimbursed compensation costs increased $168,000 relating to these acquired properties. These increases were offset by a decrease in leasing commissions of $450,000 relating to City National Plaza.

Rental property operating and maintenance expense. Rental property operating and maintenance expense remained consistent for each of the three month periods ended June 30, 2006 and 2005.

Real estate taxes. Real estate tax expense remained consistent for each of the three month periods ended June 30, 2006 and 2005.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $484,000, or 26.6%, to $2.3 million for the three months ended June 30, 2006 compared to $1.8 million for the three months ended June 30, 2005, primarily as a result of an increase in salaries and employment related costs due to an increase in the number of personnel.

Interest expense. Interest expense increased by $331,000 or 6.7% to $5.3 million for the three months ended June 30, 2006 compared to $4.9 million for the three months ended June 30, 2005. The increase is primarily due to an increase in interest expense of $571,000 related to the refinancing of the One Commerce Square mortgage loan in December 2005, offset by a decrease of $144,000 in amortization of loan costs associated with the new financing. The increase was also due to the result of an agreement with the lender on the One Commerce Square mezzanine loan regarding the calculation of deferred interest. We repaid the principal amount of this loan in April 2005, and had accrued $1.0 million of deferred interest. Subsequent to June 2005, we agreed to pay the lender deferred interest of $515,000, and the remaining $515,000 was recorded as a decrease to interest expense for the three months ended June 30, 2005.

The increase was offset by a decrease in interest expense relating to Two Commerce Square of $579,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans. This decrease is also due to capitalized interest of $260,000 during the three months ended June 30, 2006, related to the Four Points Centre, Campus El Segundo, and 2101 Market Street development properties. We began capitalizing interest on Four Points Centre, Campus El Segundo, and 2101 Market Street in October 2004, April 2005, and July 2005, respectively.

Depreciation and amortization expense. Depreciation and amortization expense increased by $190,000, or 6.1%, to $3.3 million for the three months ended June 30, 2006 compared to $3.1 million for the three months ended June 30, 2005. The increase is primarily due to an increase in depreciation and amortization expense of $123,000 at One Commerce Square as a result of additional real estate improvements.

General and administrative. General and administrative expense increased by $2.4 million, or 93.2%, to $5.0 million for the three months ended June 30, 2006 compared to $2.6 million for the three months ended June 30, 2005. The increase is primarily due to an increase in salaries and employment related costs due to an increase in the number of personnel and additional non-cash compensation expense of $1.8 million in 2006 relating to incentive units.

Interest income. Interest income increased by $293,000, or 96.4%, to $597,000 for the three months ended June 30, 2006 compared to $304,000 for the three months ended June 30, 2005, primarily due to higher interest rates.

Equity in net loss of unconsolidated real estate entities. Equity in net loss of unconsolidated real estate entities increased by $1.4 million to a net loss of $3.8 million for the three months ended June 30, 2006 compared to a net loss of $2.4 million for the three months ended June 30, 2005. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended June 30, 2006 and 2005 (in thousands):

	2006	2005

Revenue	$31,618	$16,157
Operating and other expenses	(18,783)	(10,236)
Interest expense	(12,641)	(6,179)
Depreciation and amortization	(14,668)	(5,572)
Minority interest	1,647	2,266
Income (loss) from discontinued operations	6,140	(671)

Net loss	$(6,687)	$(4,235)

Thomas Properties’ share of net loss	$(3,828)	$(2,511)
Intercompany eliminations	14	101

Equity in net loss of unconsolidated real estate entities	$(3,814)	$(2,410)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated real estate entities for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 increased primarily due to the acquisition of our interests in the four properties in Houston in August 2005 and CityWestPlace in June 2006.

Aggregate interest expense increased by $6.4 million, or 104.6%, to $12.6 million for the three months ended June 30, 2006 compared to $6.2 million for the three months ended June 30, 2005 primarily as a result of an increase in interest expense of $4.2 million relating to the debt obligations of the four properties in Houston and CityWestPlace. The increase was also due to additional borrowings on the City National Plaza senior mezzanine loan and higher average interest rates on the City National Plaza loans in 2006, which resulted in an increase in interest expense of $2.1 million.

Aggregate depreciation and amortization expense increased by $9.1 million, or 163.2%, to $14.7 million for the three months ended June 30, 2006 compared to $5.6 million for the three months ended June 30, 2005 primarily as a result of additional depreciation and amortization expense of $8.3 million due to the acquisition of our interests in the four properties in Houston and CityWestPlace. In addition, the increase is a result of additional real estate improvements at City National Plaza, which resulted in an increase of $964,000 in depreciation and amortization expense for the three months ended June 30, 2006, as compared to three months ended June 30, 2005.

Income (loss) from discontinued operations is the result of the classification of one of the properties in suburban Philadelphia as held for sale in November 2005. The increase in income (loss) from discontinued operations was primarily due to a gain of $6.2 million resulting from the sale of the property in April 2006. The increase was also due to a decrease in depreciation and amortization expense, which was $0 and $805,000 for the three months ended June 30, 2006 and 2005, respectively, as a result of the held for sale classification beginning in November 2005.

Comparison of six months ended June 30, 2006 to six months ended June 30, 2005

Rental revenues. Rental revenue remained consistent for each of the six month periods ended June 30, 2006 and 2005.

Tenant reimbursements. Revenues remained consistent for each of the six month periods ended June 30, 2006 and 2005.

Parking and other revenues. Revenues from parking and other decreased by $181,000, or 7.6%, to $2.2 million for the six months ended June 30, 2006 compared to $2.4 million for the six months ended June 30, 2005, primarily as a result of a decrease in parking revenues related to the 2101 Market Street development property. Beginning in May 2005, upon commencement of the development of the property, the incidental parking revenues are accounted for as a reduction of capitalized project costs. In addition, during the six months ended June 30, 2006 and 2005, there was $426,000 and $434,000, respectively, in lease termination fees for tenants at One Commerce Square.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $1.3 million, or 54.2%, to $3.8 million for the six months ended June 30, 2006 compared to $2.5 million for the six months ended June 30, 2005. The increase was primarily due to an increase of $1.1 million in development fees relating to a professional services agreement with NBC Universal, Inc. to advise on a plan for future development at its Universal City property in Los Angeles. This agreement was entered into in March 2006. The increase was also due an increase in leasing commissions of $110,000 received from third parties.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $3.1 million or 95.8%, to $6.3 million for the six months ended June 30, 2006 compared to $3.2 million for the six months ended June 30, 2005. This increase was primarily a result of a one-time acquisition fee of $1.1 million relating to the CityWestPlace acquisition by our joint venture with CalSTRS in June 2006, offset by the acquisition fee of $663,000 relating to the suburban Philadelphia properties acquired in 2005. The increase was also due to an increase in fee income related to the property investments in Houston acquired in August 2005 by our joint venture with CalSTRS. Investment advisory and management fees increased $1.1 million relating to these acquired properties. In addition, for the six months ended June 30, 2006, leasing commissions and development fees increased $898,000 and reimbursed compensation costs increased $343,000 relating to these acquired properties. The increase was also due to the increase in leasing commission and development fees of $235,000, $138,000 and $150,000 at CityWestPlace, City National Plaza, and the suburban Philadelphia properties, respectively. These increases were offset by a decrease in leasing commissions of $417,000 relating to City National Plaza.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $427,000, or 5.6%, to $8.1 million for the six months ended June 30, 2006 compared to $7.6 million for the six months ended June 30, 2005, primarily as a result of an increase in city of Philadelphia business taxes, offset by a decrease in parking expenses for 2101 Market Street development property due to the commencement of the development of the property beginning in May 2005.

Real estate taxes. Real estate tax expense remained consistent for each of the six month periods ended June 30, 2006 and 2005.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $314,000, or 8.3%, to $4.1 million for the six months ended June 30, 2006 compared to $3.8 million for the six months ended June 30, 2005, primarily as a result of an increase in salaries and employment related costs due to an increase in the number of personnel.

Interest expense. Interest expense decreased by $494,000 or 4.4% to $10.8 million for the six months ended June 30, 2006 compared to $11.3 million for the six months ended June 30, 2005. The decrease is primarily due to a decrease in interest expense relating to Two Commerce Square of $609,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans. This decrease is also due to capitalized interest of $513,000 during the six months ended June 30, 2006, related to the Four Points Centre, Campus El Segundo, and 2101 Market Street development properties. We began capitalizing interest on Four Points Centre, Campus El Segundo, and 2101 Market Street in October 2004, April 2005, and July 2005, respectively.

The decrease was offset by an increase in interest expense relating to One Commerce Square of $825,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to refinancing of the mortgage loan in December 2005, and the result of an agreement with the lender on the One Commerce Square mezzanine loan regarding the calculation of deferred interest. We repaid the principal amount of this loan in April 2005, and had accrued $1.0 million of deferred interest. Subsequent to June 2005, we agreed to pay the lender deferred interest of $515,000, and the remaining $515,000 was recorded as a decrease to interest expense for the six months ended June 30, 2005. These increases in interest expense relating to One Commerce square were offset by the repayment of the mezzanine loan in April 2005 and a decrease in amortization loan costs associated with the new financing.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for each of the six month periods ended June 30, 2006 and 2005.

General and administrative. General and administrative expense increased by $3.2 million, or 63.2%, to $8.3 million for the six months ended June 30, 2006 compared to $5.1 million for the six months ended June 30, 2005. The increase is primarily due to an increase in salaries and employment related costs due to an increase in the number of personnel and additional non-cash compensation expense of $1.8 million in 2006 relating to incentive units.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $360,000 for the six months ended June 30, 2006 due to the additional defeasance costs of the One Commerce Square mortgage loan.

Interest income. Interest income increased by $552,000, or 76.6%, to $1.3 million for the six months ended June 30, 2006 compared to $721,000 for the six months ended June 30, 2005, primarily due to higher interest rates.

Equity in net loss of unconsolidated real estate entities. Equity in net loss of unconsolidated real estate entities increased by $5.9 million to a net loss of $9.6 million for the six months ended June 30, 2006 compared to a net loss of $3.7 million for the six months ended June 30, 2005. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the six months ended June 30, 2006 and 2005 (in thousands):

	2006	2005

Revenue	$59,026	$29,717
Operating and other expenses	(36,351)	(19,899)
Interest expense	(23,507)	(10,592)
Depreciation and amortization	(27,207)	(9,372)
Minority interest	2,353	4,029
Income (loss) from discontinued operations	6,328	(880)

Net loss	$(19,358)	$(6,997)

Thomas Properties’ share of net loss	$(9,959)	$(3,981)
Intercompany eliminations	355	243

Equity in net loss of unconsolidated real estate entities	$(9,604)	$(3,738)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated real estate entities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 increased primarily due to the acquisition of our interests in the four properties in Houston in August 2005 and CityWestPlace in June 2006.

Aggregate interest expense increased by $12.9 million, or 121.9%, to $23.5 million for the six months ended June 30, 2006 compared to $10.6 million for the six months ended June 30, 2005 primarily as a result of an increase in interest expense of $9.1 million relating to the debt obligations of Reflections I and Reflections II which originated in March 2005, and the acquisition of the three properties in suburban Philadelphia, the four properties in Houston and CityWestPlace. The increase was also due to additional borrowings on the City National Plaza senior mezzanine loan and higher average interest rates on the City National Plaza loans in 2006, which resulted in an increase in interest expense of $3.8 million.

Aggregate depreciation and amortization expense increased by $17.8 million, or 190.3%, to $27.2 million for the six months ended June 30, 2006 compared to $9.4 million for the six months ended June 30, 2005 primarily as a result of additional depreciation and amortization expense of $15.6 million due to the acquisition of our interests in the three properties in suburban Philadelphia, the four properties in Houston and CityWestPlace. In addition, the increase is a result of additional real estate improvements at City National Plaza during 2005, which resulted in an increase of $1.8 million in depreciation and amortization expense for the six months ended June 30, 2006, as compared to six months ended June 30, 2005.

Income (loss) from discontinued operations is the result of the classification of one of the properties in suburban Philadelphia as held for sale in November 2005. The increase in income (loss) from discontinued

operations was primarily due to a gain of $6.2 million resulting from the sale of the property in April 2006. The increase was also due to a decrease in depreciation and amortization expense, which was $0 and $1.1 million for the six months ended June 30, 2006 and 2005, respectively, as a result of the held for sale classification beginning in November 2005.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of June 30, 2006, we have unrestricted cash and cash equivalents of $29.0 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of June 30, 2006, we have an unfunded capital commitment to our joint venture with CalSTRS of $5.7 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

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

Development and Redevelopment Projects

We currently own interests in three development projects and our joint venture with CalSTRS includes development and redevelopment properties. We have considerable expertise in the completion of large-scale development and redevelopment projects. We entered into a joint venture for the development of a portion of the 2101 Market Street land and are proceeding to develop a residential high-rise located in Philadelphia, Pennsylvania. This project consists of a 43 story tower with 302 residential condominium units. We anticipate developing the other development projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. Our redevelopment projects are primarily financed through property-level bank financing. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In July 2006, a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, which provides proceeds to cover the future redevelopment costs. In August 2006, our joint venture relating to the residential high-rise in Philadelphia, Pennsylvania closed on a $142.5 million construction loan. If we are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $5.4 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the remainder of 2006 and 2007.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at June 30, 2006 is as follows (in thousands):

	Payments Due by Period
	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total

Regularly scheduled principal payments	$4,000	$8,892	$3,200	$500	$492	$14,003	$31,087
Balloon principal payments due at maturity	4,000	19,500	—	3,900	34,720	227,627	289,747
Interest payments—fixed rate debt	11,262	21,882	21,332	21,902	14,834	53,274	144,486
Interest payments—variable rate debt (1)	770	1,132	—	—	—	—	1,902
Capital commitments (2)	8,296	970	—	—	—	—	9,266
Purchase commitment (3)	—	530	—	—	—	—	530
Operating lease (4)	64	127	127	53	—	—	371

Total	$28,392	$53,033	$24,659	$26,355	$50,046	$294,904	$477,389

(1)	The interest payments on the Four Points Centre and El Segundo mortgage loans are based on the prime rate or LIBOR based rate. The interest rate for the Four Points Centre mortgage loan was 8.25% as of June 30, 2006. For the El Segundo mortgage loan, $13.0 million and $6.5 million bear interest at 7.50% and 7.00%, respectively, as of June 30, 2006.
(2)	Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $1.8 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We also have an unfunded capital commitment of $5.7 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both us and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund the remaining capital commitment in 2006.

In addition, we have an unfunded capital commitment of $1.7 million to the TPG/P&A 2101 Market joint venture, which we estimate will be funded in 2006.

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

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of June 30, 2006, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities in accordance with the Financial Accounting Standard Boards revision to Interpretation No. 46. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties as of June 30, 2006 (in thousands). We have not guaranteed any of the debt.

	Interest Rate		Principal Amount	Maturity Date

City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.75%		$200,000	7/11/06
Senior mezzanine loan (2)	LIBOR + 4.50		91,449	7/11/06
Junior mezzanine loan	LIBOR + 6.15		25,000	7/11/06
San Felipe Plaza senior mortgage loan (3)	5.28		101,500	8/11/10
2500 City West senior mortgage loan (4)	5.28		70,000	8/11/10
Brookhollow Central I, II and III / Intercontinental Center senior mortgage loan (5)	LIBOR + 2.25	(6)	53,000	8/9/07
2121 Market Street mortgage loan (7)	6.1		19,534	8/1/33
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (8) (9)	LIBOR + 3.25	(6) (11)	7,867	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (9) (10)	LIBOR + 3.25	(6) (11)	5,400	3/6/10
CityWestPlace
Senior mortgage loan	6.16		121,000	6/6/16
Senior mortgage loan	LIBOR + 1.25	(6)	82,400	6/1/08
Reflections I mortgage loan	5.23		23,033	4/1/15
Reflections II mortgage loan	5.22		9,597	4/1/15

			$887,280

(1)	In July 2006, our joint venture with CalSTRS refinanced these loans. The new $420.0 million senior mortgage loan and $30.0 million senior mezzanine loan bear interest at LIBOR plus 1.35%, and are subject to exit fees equal to .25% of the loan amounts. The new junior mezzanine loan bears interest at LIBOR plus 3.70%, with borrowings up to $130.0 million, and is subject to an exit fee equal to .5% of the outstanding loan amount. Under certain circumstances all of the exit fees will be waived. The loans all mature on July 17, 2008.
(2)	The mortgage and senior mezzanine loans were subject to exit fees equal to .25% and .5%, respectively, of the loan amounts, however, the exit fees were waived as part of the refinancing.
(3)	Our joint venture with CalSTRS may also borrow up to $16.2 million under a floating rate loan bearing interest at LIBOR plus 3.0%. No advances have been made as of June 30, 2006.
(4)	Our joint venture with CalSTRS may also borrow up to $15.5 million under a floating rate loan bearing interest at LIBOR plus 3.0%. No advances have been made as of June 30, 2006.
(5)	Our joint venture with CalSTRS may also borrow up to $32.8 million under a floating rate loan bearing interest at LIBOR plus 3.3%. No advances have been made as of June 30, 2006.
(6)	Our joint venture with CalSTRS has purchased interest rate cap agreements for the funded portion of these loans.
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

(8)	Our joint venture with CalSTRS may borrow up to $12.9 million under this loan.
(9)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.
(10)	Our joint venture with CalSTRS may borrow up to $13.4 million under this loan.
(11)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of June 30, 2006, one month LIBOR exceeds 2.25%, per annum.

Cash Flows

Comparison of six months ended June 30, 2006 to six months ended June 30, 2005

Cash and cash equivalents were $29.0 million as of June 30, 2006 and $50.4 million as of June 30, 2005.

Operating Activities - Net cash provided by operating activities decreased by $3.9 million to $3.3 million for the six months ended June 30, 2006 compared to $7.2 million for the six months ended June 30, 2005. The decrease was primarily the result of a decrease in net income of $8.5 million, from $5.3 million for the six months ended June 30, 2005 to a loss of $(3.2) million for the six months ended June 30, 2006, and the decrease in net change in assets and liabilities of $13.9 million, offset by the increase in non-cash expenses. The decrease in net change in assets and liabilities was primarily the result of a $6.0 million change in accounts payable and other liabilities, $6.0 million change in deferred tax asset, $1.5 million change in prepaid rent, $927,000 change in other assets, $1.3 million change in rents and other receivables, and $531,000 change in deferred interest payable, offset by a $1.8 million change in due to affiliate and $755,000 change in receivables – unconsolidated real estate entities. The increase in non-cash expenses was primarily a result of a $25.8 million gain from the purchase of the Two Commerce Square Junior B mezzanine loan in 2005, increase of $5.9 million in equity in net loss of unconsolidated real estate entities, and an increase of $1.9 million in non-cash compensation expense, offset by a change in minority interest of $16.3 million.

Investing Activities - Net cash provided by (used in) investing activities decreased by $34.4 million to $(29.4) million for the six months ended June 30, 2006 compared to $5.0 million for the six months ended June 30, 2005. The decrease was primarily the result of the acquisition of CityWestPlace in 2006 by our joint venture with CalSTRS, for which we funded $24.2 million of the purchase price. The decrease was also due to a $14.0 million change in short-term investments in 2005, a decrease in net contributions/distributions to unconsolidated real estate entities of $5.8 million, and an increase in real estate improvements of $3.6 million. The decrease was offset by the acquisition of the properties in suburban Philadelphia in 2005 by our joint venture with CalSTRS, for which we funded $8.8 million of the purchase price, and a change in restricted cash of $4.4 million.

Financing Activities - Net cash used in financing activities decreased by $9.4 million to $8.8 million for the six months ended June 30, 2006 compared to $18.2 million for the six months ended June 30, 2005. The decrease was primarily a result of the repayment of the One Commerce Square mezzanine loan of $9.3 million in 2005 and the purchase of the Two Commerce Square Junior B mezzanine loan for $2.5 million in 2005. The decrease was offset by an increase in payment of dividends to common stockholders and distributions to limited partners in the operating partnership of $1.9 million in 2006, and distributions of $550,000 in 2006 to the minority interest holder in One Commerce Square resulting from the refinancing of the One Commerce Square mortgage loan in December 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of June 30, 2006, our company had $23.5 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $887.3 million, of which $465.1 million bears interest floating rates. As of June 30, 2006, interest rate caps have been purchased for each of these floating rate loans.

Our fixed and variable rate long-term debt at June 30, 2006 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total

2006	$4,000	$4,000	$8,000
2007	8,892	19,500	28,392
2008	3,200	—	3,200
2009	4,400	—	4,400
2010	35,212	—	35,212
Thereafter	241,630	—	241,630

Total	$297,334	$23,500	$320,834

Weighted average interest rate	7.7%	7.5%	7.7%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At June 30, 2006, our variable rate long-term debt represents 7.3% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 10% of the weighted average variable rate at June 30, 2006, the net impact would be increased costs of $176,000 per year.

As of June 30, 2006, the fair value of our mortgage and other secured loans and unsecured loan aggregates $308.5 million, compared to the aggregated carrying value of $320.8 million.

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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS provide us with substantial fee revenues. For the six months ended June 30, 2006 and 2005, approximately 21.1% and 14.4%, respectively, of our revenues has been derived from fees earned from these relationships. In addition, we recognized equity in net loss of unconsolidated real estate entities of $10.1 million and $3.6 million related to these relationships for the six months ended June 30, 2006 and 2005, respectively.

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

Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks including third parties who may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers such as if a partner or co-venturer were to become bankrupt and default on its reimbursement and contribution obligations to us, were to subject property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement, or were to incur debts or liabilities on behalf of the partnership or joint venture in excess of the authority otherwise granted by the partnership or joint venture agreement. In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. In such event, we could be liable for all the liabilities of the partnership, although we would attempt to limit such liability to our investment in the partnership by investing through a subsidiary that would be solely liable.

CalSTRS has rights under our joint venture agreement that could adversely affect us.

Our joint venture with CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not provided for under the approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization (defined as completion of the project and 85% of the net rentable area leased), except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

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

As of June 30, 2006, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 43.5% of the rentable square feet of space, representing 66.3% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 24.0% of the total annualized rent generated by these properties as of June 30, 2006. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 35.6% of total consolidated revenue for the year ended December 31, 2005. Our existing lease with Conrail expires in two stages in 2008 and 2009. Conrail has subleased substantially all of its space under lease, and we have entered into direct lease agreements with many of these sublease tenants. However, these new leases are at lower rental rates, and we expect to experience a substantial decline in rental revenues from Two Commerce Square when the existing lease with Conrail expires.

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

Bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property. A tenant bankruptcy would delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these amounts. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy amounts due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large tenant, which would harm our financial condition.

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

As of June 30, 2006, our total consolidated indebtedness is approximately $320.8 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $887.3 million as of June 30, 2006. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property. Additionally, the Operating Partnership has guaranteed the loan on our Four Points Centre property up to a maximum amount of $5.5 million. Mr. Thomas guarantees approximately $7.5 million of the mezzanine loans for Two Commerce Square, and we have accordingly agreed to indemnify Mr. Thomas in the event his guarantees are called upon. We may incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of June 30, 2006, $23.5 million of our consolidated debt and $465.1 million of our unconsolidated debt was at variable interest rates. As of June 30, 2006, interest rate caps have been purchased for each of the floating rate loans for our unconsolidated debt.

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

Our planned growth strategy includes the acquisition of additional properties as opportunities arise. We regularly evaluate what we consider to be the top 20 markets in the United States for office, mixed-use and other properties for strategic opportunities. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following significant risks:

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

When we enter into an agreement to acquire a property or portfolio of properties, we often have limited time to complete our due diligence prior to acquiring the property. To the extent we underestimate or fail to investigate or identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities or the property may fail to perform as we expected. If we do not accurately assess the liabilities associated with properties prior to their acquisition, we may pay a purchase price that we later determine exceeds the current fair value of the net identifiable assets of the acquired property. As a result, intangible assets would be required to be recorded, which could result in significant accounting charges in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations.

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

As of June 30, 2006, leases representing 4.4% and 4.9% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in the remainder of 2006 and during 2007, respectively. Further, an additional 21.3% of the square feet of these properties was available for lease on that date. Rental rates above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability, could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $2.8 million in 2008 as compared to 2007, $2.5 million in 2009 as compared to 2008, and $1.7 million in 2010 as compared to 2009.

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

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $320.8 million of consolidated debt and $887.3 million of unconsolidated debt as of June 30, 2006;

•	our current cash flow from operating activities, which was $20.8 million for the year ended December 31, 2005 and $3.3 million for the six months ended June 30, 2006;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock; and

•	general market conditions.

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

Under various federal, state and local environmental laws and regulations, a current or previous owner, manager or tenant of real estate may be required to investigate and clean up hazardous or toxic substances at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by the parties in connection with the actual or threatened contamination. With respect to properties in which we will hold an ownership interest, we have not obtained any recent environmental reports regarding conditions at the properties. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under the laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs to the extent such contributions are possible to obtain. These costs may be substantial, and may exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination on a property may limit the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may cause our investment in that property to decline in value.

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

We are aware of potentially environmentally hazardous or toxic materials at two of our properties in which we hold an ownership interest. At our 2101 Market Street property, we have undergone remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the tenant’s agent. We undertook remedial procedures for the gasoline spill and other contaminants, including removing contaminated soil. Our lease requires the former tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structure. We continue to remediate asbestos materials from various areas of the building structure as warranted.

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

Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs. Further, the availability of insurance for acts of terrorism may be limited or may cost more. The three operating properties in which we own interests located in Philadelphia, Pennsylvania—One Commerce Square, Two Commerce Square and 2121 Market Street—are located within a three city block area. Together, these three properties represented approximately 41.0% of the annualized rent for properties in which we hold an ownership interest as of June 30, 2006. Because these properties are located closely together, a catastrophic event in this area could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected, including being unable to make timely rental payments and defaulting under existing leases. Additionally, some tenants have termination rights in respect of certain casualties. Under the terms of our financing documents, we may be required to apply casualty proceeds to repay loans and may not be able to rebuild or restore the property unless we are able to obtain alternate financing. If we are entitled to receive casualty proceeds, we may not be able to rebuild or restore the property, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also result in obligations under our tax indemnification agreement with Mr. Thomas.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed to indemnify Mr. Thomas against adverse tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 40.6% of annualized rent for properties in which we hold an ownership interest as of June 30, 2006. This indemnification period will end October 13, 2008, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in each of One Commerce Square and Two Commerce Square to us prior to such date for not more than $4 million in the aggregate, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the units received by them in the Formation Transactions. Our indemnification obligation is for all direct and indirect adverse tax consequences. Our agreement to indemnify Mr. Thomas was not the result of arm’s-length negotiations and there is no assurance that our agreement is comparable to what may have resulted were the negotiations between unaffiliated third parties. We have also agreed to use commercially reasonable efforts to make approximately $221 million of debt available to be guaranteed by entities controlled by Mr. Thomas, by Mr. Fox, a non-employee member of our board of directors, and by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions. In addition, our tax indemnification obligation could occur involuntarily in the event of a condemnation of or foreclosure on one of these properties. We do not presently intend to sell any of our interest in these properties in transactions that would give rise to our tax indemnification obligation. A calculation of these damages under our tax indemnification agreement will not be based on the time value of money or the time remaining in the indemnification period.

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

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, business interruption and rental loss insurance under our blanket policy covering all of the properties which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the CalEPA headquarters building under our blanket policy because the sole tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons. Some of our policies, like those covering losses due to earthquakes, wind and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover losses. We either own or have interests in a number of properties in Southern California and Houston, areas especially prone to earthquakes and hurricanes, respectively.

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

Mr. Thomas owns 10,700 shares of common stock and 106,667 shares of restricted common stock, and entities affiliated with Mr. Thomas own or control 6,880 shares of common stock, 16,666,666 shares of limited voting stock and hold 16,666,666 operating partnership units (including operating partnership units held for the benefit of Thomas S. Ricci, Randall L. Scott, and Mr. Sischo). Each of Messrs. Ricci, Scott and Sischo received an indirect interest in operating partnership units, and, together with Diana M. Laing, our Chief Financial Officer, each executive officer received a direct grant of restricted incentive units. Mr. Ricci received an interest in 183,334 operating partnership units and 230,001 incentive units; Mr. Scott received an interest in 233,334 operating partnership units and 280,001 incentive units; Mr. Sischo received an interest in 266,667 operating partnership units and 246,667 incentive units; and Ms. Laing received 93,334 incentive units. The various terms of these equity and incentive interests could create conflicts of interest with our public stockholders. Members of executive management could be required to make decisions that could have different implications for our Operating Partnership and for us, including:

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

Each entity that received operating partnership units in our Formation Transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 52.7% of our outstanding voting stock as of June 30, 2006. Although not entitled to dividends or other distributions, these limited voting shares are entitled to one vote per share in the election of directors, the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in operating partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our company’s 2006 annual meeting of its stockholders held on May 24, 2006 in Los Angeles, California, our stockholders elected James A. Thomas (28,843,202 votes for and 1,498,349 votes withheld), R. Bruce Andrews (28,145,782 votes for and 2,195,769 votes withheld), Edward D. Fox (28,009,673 votes for and 2,331,878 votes withheld), Winston H. Hickox (28,057,473 votes for and 2,284,078 votes withheld), John L. Goolsby (29,042,011 votes for and 1,299,540 votes withheld), Randall L. Scott (30,086,916 votes for and 254,635 votes withheld), and John R. Sischo (30,086,916 votes for and 254,635 votes withheld), as directors of our company each to serve a one-year term expiring following our annual meeting in 2006. Stockholders also ratified the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ended December 31, 2006 (26,537,557 votes for, 3,803,994 votes withheld).

ITEM 6. EXHIBITS

(a) Exhibits

10.32	Loan Agreement between TPG-2101 CityWest 1&2, L.P. and Greenwich Capital Financial Products, Inc.

10.33	Loan Agreement between TPG-2101 CityWest 3&4, L.P. and Greenwich Capital Financial Products, Inc.

10.34	Loan Agreement between 515/555 Flower Associates, LLC and Citigroup Global Markets Realty Corp.

10.35	Loan Agreement between 515/555 Flower Mezzanine Associates, LLC and Citigroup Global Markets Realty Corp.

10.36	Loan Agreement between 515/555 Flower Junior Mezzanine Associates, LLC and Citigroup Global Markets Realty Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any registration statement filed under the Securities
Act of 1933.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer