Form 10-Q
period 2006-09-30
THOMAS PROPERTIES GROUP INC
filed 2006-11-14
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2006
Common Stock, $.01 par value per share	14,418,261

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

		PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements of Thomas Properties Group, Inc. Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited)	2

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	31

ITEM 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	33

ITEM 6.	Exhibits	47

Signatures		48

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments in real estate:
Land and improvements	$35,486	$35,350
Land held for development and construction in progress	77,060	54,369
Buildings and improvements	254,079	253,095
Tenant improvements	69,317	66,921

	435,942	409,735
Less accumulated depreciation	(111,671)	(104,325)

	324,271	305,410
Investment in real estate – development property held for sale	—	7,751

	324,271	313,161
Investments in unconsolidated real estate entities	45,515	41,124
Cash and cash equivalents	84,604	63,915
Restricted cash	19,678	15,511
Rents and other receivables	2,521	1,804
Receivables—unconsolidated real estate entities	1,742	3,335
Deferred rents	19,046	23,111
Deferred leasing and loan costs, net	15,129	16,173
Deferred tax asset	38,294	39,440
Other assets, net	5,834	4,313

Total assets	$556,634	$521,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$267,200	$273,575
Other secured loans	45,492	47,704
Unsecured and other loans	21,334	3,900
Accounts payable and other liabilities, net	31,213	13,545
Dividends and distributions payable	1,916	1,905
Prepaid rent	3,889	3,753

Total liabilities	371,044	344,382

Minority interests:
Unitholders in the Operating Partnership	76,968	74,099
Minority interests in consolidated real estate entities	4,254	26

Total minority interests	81,222	74,125

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,418,261 and 14,347,465 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	144	143
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of September 30, 2006 and December 31, 2005	167	167
Additional paid-in capital	106,179	106,713
Retained deficit and dividends	(2,122)	(3,379)
Unearned compensation, net	—	(264)

Total stockholders’ equity	104,368	103,380

Total liabilities and stockholders’ equity	$556,634	$521,887

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental	$8,251	$7,676	$24,886	$24,229
Tenant reimbursements	4,777	4,704	14,319	14,286
Parking and other	844	870	3,059	3,266
Investment advisory, management, leasing, and development services	2,113	1,148	5,896	3,601
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	3,306	2,887	9,645	6,124

Total revenues	19,291	17,285	57,805	51,506

Expenses:
Rental property operating and maintenance	3,612	3,265	11,789	10,909
Real estate taxes	1,512	1,451	4,431	4,343
Investment advisory, management, leasing, and development services	2,790	1,554	6,894	4,482
Rent—unconsolidated real estate entities	55	58	170	175
Interest	5,119	4,971	15,878	16,224
Depreciation and amortization	3,112	2,957	9,517	9,384
General and administrative	3,489	3,722	11,755	9,649

Total expenses	19,689	17,978	60,434	55,166

Gain on purchase of other secured loan	—	—	—	25,776
Gain on sale of real estate	9,599	—	9,599	—
Loss from early extinguishment of debt	—	—	(360)	—
Interest income	594	363	1,867	1,084
Equity in net loss of unconsolidated real estate entities	(5,165)	(5,639)	(9,500)	(9,377)
Minority interests – unitholders in the Operating Partnership	(2,568)	3,270	728	(7,386)
Minority interests in consolidated real estate entities	34	(115)	(490)	(82)

Income (loss) before (provision) benefit for income taxes	2,096	(2,814)	(785)	6,355
(Provision) benefit for income taxes	(786)	1,068	303	(2,811)

Net income (loss)	$1,310	$(1,746)	$(482)	$3,544

Earnings (loss) per share – basic	$0.09	$(0.12)	$(0.03)	$0.25
Earnings (loss) per share – diluted	$0.09	$(0.12)	$(0.03)	$0.25
Weighted average common shares outstanding - basic	14,343,833	14,303,774	14,333,815	14,298,532
Weighted average common shares outstanding - diluted	14,826,378	14,303,774	14,333,815	14,307,584

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(482)	$3,544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from early extinguishment of debt	360	—
Gain on purchase of other secured loan	—	(25,776)
Gain on sale of real estate	(9,599)	—
Reversal of deferred interest on other secured loan	—	(515)
Write-off of unamortized deferred loan costs	—	268
Equity in net loss of unconsolidated real estate entities	9,500	9,377
Deferred rents	4,095	4,118
Depreciation and amortization expense	9,517	9,384
Amortization of loan costs	358	448
Amortization of loan premium	—	(342)
Amortization of above and below market leases, net	(258)	(195)
Vesting of incentive units, stock options and restricted stock	2,373	389
Minority interests	(238)	7,468
Distributions from operations of unconsolidated real estate entities	6,690	1,875
Changes in assets and liabilities:
Rents and other receivables	(1,078)	774
Receivables—unconsolidated real estate entities	1,593	(518)
Deferred leasing costs	(323)	(230)
Deferred tax asset	(303)	2,811
Other assets	(672)	811
Deferred interest payable	133	151
Accounts payable and other liabilities	(3,241)	1,006
Due to affiliate	—	(1,852)
Prepaid rent	136	2,059

Net cash provided by operating activities	18,561	15,055

Cash flows from investing activities:
Expenditures for improvements to real estate	(17,404)	(3,569)
Proceeds from sale of real estate	29,450	—
Purchases of interests in unconsolidated real estate entities	(24,150)	(24,075)
Return of capital from unconsolidated real estate entities	19,875	8,373
Contributions to unconsolidated real estate entities	(10,455)	(10,769)
Proceeds from maturity of short-term investments	—	14,000
Change in restricted cash	2,382	(944)

Net cash used in investing activities	(302)	(16,984)

Cash flows from financing activities:
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(5,737)	(3,810)
Proceeds from Murano loan	17,434	—
Principal payments of mortgage and other secured loans	(8,720)	(10,199)
Repayment of One Commerce Square mezzanine loan	—	(9,250)
Purchase of Two Commerce Square Junior B mezzanine loan	—	(2,500)
Minority interest distributions	(550)	—
Payment of loan costs	(51)	—
Proceeds from exercise of stock options	54	—

Net cash provided by (used in) financing activities	2,430	(25,759)

Net increase (decrease) in cash and cash equivalents	20,689	(27,688)
Cash and cash equivalents at beginning of period	63,915	56,506

Cash and cash equivalents at end of period	$84,604	$28,818

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $3,202 and $293 for the nine months ended September 30, 2006 and 2005, respectively	$17,937	$20,966
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the operating partnership	$1,916	$1,905
Investments in real estate included in accounts payable and other liabilities	2,991	1,257
Consolidation of Murano:
Investment in real estate	7,436	—
Investments in unconsolidated real estate entities	(3,985)	—
Restricted cash	6,549	—
Other assets	848	—
Accounts payable and other liabilities	(6,560)	—
Minority interest	(4,288)	—

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Our business operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor and the assumption of debt and other specified liabilities in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors. As of September 30, 2006, we held a 45.1% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

As of September 30, 2006, we were invested in the following real estate entities:

Entity	Type; Possible Development	Location

Consolidated entities:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano (1)	Land and construction in progress; Residential	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office – single tenancy	Reston, Virginia
Reflections II	Suburban office – single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Entity	Type; Possible Development	Location

Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania

San Felipe Plaza	High-rise office	Houston, Texas

2500 City West	Suburban office and undeveloped land	Houston, Texas

Brookhollow Central I, II and III	Suburban office	Houston, Texas

Intercontinental Center	Suburban office	Houston, Texas

CityWestPlace	Suburban office and undeveloped land	Houston, Texas

(1)	This entity was an unconsolidated entity prior to August 2, 2006.

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

The interests in One Commerce Square and Two Commerce Square (for all periods presented), Campus El Segundo (through October 11, 2005), and Murano (beginning August 2, 2006) not owned by us are reflected as minority interests. Mr. Thomas has an 11% ownership interest in each of One Commerce Square and Two Commerce Square. No further losses of One Commerce Square and Two Commerce Square are being allocated to Mr. Thomas, as no further contributions are required from Mr. Thomas. Future income allocable to Mr. Thomas will be reduced by such unrecognized losses. The unrecognized minority interest of Mr. Thomas in the deficit of One Commerce Square and Two Commerce Square is $609,000 and $4,521,000 at September 30, 2006, respectively.

We have a $20,510,000 preferred equity interest in Murano, and as of September 30, 2006, have contributed $4,946,000 of this commitment. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress will be transferred to land and improvements and buildings and improvements. Included in land held for development and construction in progress is capitalized interest of $6,601,000 and $3,399,000 as of September 30, 2006 and December 31, 2005, respectively.

Gains on Dispositions of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions of FASB Statement No. 66, Accounting for Sales of Real Estate’ (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position would more likely than not be sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle would be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

In September 2006, FASB issued FASB Statement No. 157(SFAS 157), “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006, and we have elected early application of SAB 108. See below and note 9 for the impact of SAB 108 on our financial statements.

Opening Retained Deficit Adjustment and Reclassifications

In accordance with SAB 108, we adjusted our opening retained earnings for 2006 and financial results for the first two quarters of 2006 (included in the nine month period ended September 30, 2006 in the accompanying consolidated financial statements) to reflect a change in the allocation of depreciation expense relating to our investment in TPG/CalSTRS, LLC. See Note 3 for additional information regarding the allocation of depreciation expense and Note 9 for additional information on SAB 108.

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

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include the entities that own 2121 Market Street, Harris Building Associates, TPG/CalSTRS, LLC, a joint venture with the California State Teachers Retirement System (“CalSTRS”) and Murano (through August 1, 2006). As of September 30, 2006, TPG/CalSTRS, LLC owns the following properties:

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

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of September 30, 2006:

2121 Market Street	50.0%
Harris Building Associates	0.1	%(1)
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(2)
All other properties	25.0	%(3)

(1)	The partnership that owns 2121 Market Street entered into a master lease for the property with Harris Building Associates designed to allow a third party investor to take advantage of the historic tax credits for the property. The Operating Partnership and an unrelated party each hold a 0.05% general partnership interest in Harris Building Associates. The 99.9% limited partner of Harris Building Associates contributed $3.5 million and no further contributions are required. In addition, this partner is entitled to various distributions, fees, and priority returns. During 2004, the accumulated losses and distributions for this limited partner equaled their contribution amount and priority return. As such, net income/loss is allocated equally to the general partners, resulting in an allocation of 50% net income/loss to us.

(2)	Prior to January 1, 2006, the minority owner of City National Plaza and the Operating Partnership were allocated depreciation expense of City National Plaza ahead of CalSTRS, resulting in the allocation to us of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income/loss (excluding depreciation expense). During 2005, the accumulated losses and distributions for the minority owner equaled their contribution amount. As such, net income/loss is allocated to the Operating Partnership and CalSTRS.

Beginning January 1, 2006, the Operating Partnership is allocated 25% of net income/loss, including depreciation expense. See note 9 for discussion of the adjustment to opening retained deficit as a result of the change in allocation of depreciation expense.

(3)	Prior to January 1, 2006, the Operating Partnership was allocated depreciation expense of the properties ahead of CalSTRS, resulting in the allocation to us of 100% of depreciation expense and 25% of net income/loss (excluding depreciation expense) of the properties. Beginning January 1, 2006, the Operating Partnership is allocated 25% of net income/loss, including depreciation expense, which is equal to the economic ownership of the Operating Partnership. See note 9 for discussion of the adjustment to opening retained deficit as a result of the change in allocation of depreciation expense.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Investments in unconsolidated real estate entities as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
TPG/CalSTRS, LLC:
City National Plaza	$(98)	$19,848
Reflections I	1,625	1,161
Reflections II	1,867	1,499
Four Falls Corporate Center	2,196	2,018
Oak Hill Plaza / Walnut Hill Plaza	1,798	1,801
Valley Square Office Park	60	1,320
San Felipe Plaza	7,082	6,858
2500 City West	4,790	4,505
Brookhollow Central I, II and III / Intercontinental Center	3,021	1,853
CityWestPlace	24,491	—
2121 Market Street and Harris Building Associates	(1,317)	(1,020)
Murano	— (1)	1,281

	$45,515	$41,124

(1)	This entity was consolidated beginning August 2, 2006.

The following is a summary of the investments in unconsolidated real estate entities for the nine months ended September 30, 2006:

Investment balance, January 1, 2006 (adjusted – see note 9)	$50,960
Contributions	34,605
Equity in net loss of unconsolidated real estate entities	(9,500)
Consolidation of Murano	(3,985)
Distributions	(26,565)

Investment balance, September 30, 2006	$45,515

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

As of September 30, 2006, the unfunded capital commitments of CalSTRS and the Company were $80,317,000 and $26,772,000, respectively.

A buy-sell provision may be exercised under the joint venture agreement by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to either elect to buy the initiating party’s interest, or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Following is summarized financial information for the unconsolidated real estate entities as of September 30, 2006 and December 31, 2005 and the three and nine months ended September 30, 2006 and 2005:

Summarized Balance Sheets

	September 30, 2006	December 31, 2005
ASSETS
Investments in real estate	$1,011,268	$746,551
Receivables including deferred rents	34,272	21,246
Other assets	202,937	140,260

Total assets	$1,248,477	$908,057

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,036,891	$678,319
Other liabilities	64,855	60,566

Total liabilities	1,101,746	738,885

Minority interest	—	—
Owners’ equity:
Thomas Properties, including $289 and $24 of other comprehensive loss as of September 30, 2006 and December 31, 2005, respectively	48,593	42,576
Other owners, including $1,293 and $326 of other comprehensive loss as of September 30, 2006 and December 31, 2005, respectively	98,138	126,596

Total owners’ equity	146,731	169,172

Total liabilities and owners’ equity	$1,248,477	$908,057

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Summarized Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$37,133	$19,261	$96,157	$48,978

Expenses:
Operating and other expenses	24,830	13,522	61,181	33,421
Interest expense	16,755	8,419	40,264	19,011
Depreciation and amortization	14,646	10,534	41,850	19,906

Total expenses	56,231	32,475	143,295	72,338

Loss from continuing operations	(19,098)	(13,214)	(47,138)	(23,360)
Minority interest	(13,551)	(69)	(11,198)	3,960
Income (loss) from discontinued operations	—	(452)	6,328	(1,332)

Net loss	$(32,649)	$(13,735)	$(52,008)	$(20,732)

Thomas Properties’ share of net loss	$(5,802)	$(5,913)	$(10,494)	$(9,894)

Included in the preceding summarized balance sheets as of September 30, 2006 and December 31, 2005, are the following balance sheets of TPG/CalSTRS, LLC:

	September 30, 2006	December 31, 2005
ASSETS
Investments in real estate	$993,116	$718,044
Receivables including deferred rents	31,444	18,697
Other assets	200,710	144,062

Total assets	$1,225,270	$880,803

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,017,422	$658,589
Other liabilities	59,597	54,306

Total liabilities	1,077,019	712,895

Minority interest	—	—
Members’ equity:
Thomas Properties, including $289 and $24 of other comprehensive loss as of September 30, 2006 and December 31, 2005, respectively	49,059	41,687
CalSTRS, including $1,293 and $326 of other comprehensive loss as of September 30, 2006 and December 31, 2005, respectively	99,192	126,221

Total members’ equity	148,251	167,908

Total liabilities and members’ equity	$1,225,270	$880,803

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006
	2121 Market Street and Harris Building Associates	Murano	TPG/ CalSTRS, LLC	Total
Revenues	$1,437	$—	$35,696	$37,133

Expenses:
Operating and other	791	47	23,992	24,830
Interest	304	—	16,451	16,755
Depreciation and amortization	243	11	14,392	14,646

Total expenses	1,338	58	54,835	56,231

Income (loss) from continuing operations	99	(58)	(19,139)	(19,098)
Minority interest	(52)	—	(13,499)	(13,551)

Net income (loss)	$47	$(58)	$(32,638)	$(32,649)

Thomas Properties’ share of net income (loss)	$(16)	$(29)	$(5,757)	$(5,802)

Intercompany eliminations				637

Equity in net loss of unconsolidated real estate entities				$(5,165)

	Three months ended September 30, 2005
	2121 Market Street and Harris Building Associates	Murano	TPG/ CalSTRS, LLC	Total
Revenues	$1,321	$—	$17,940	$19,261

Expenses:
Operating and other	814	68	12,640	13,522
Interest	303	—	8,116	8,419
Depreciation and amortization	284	—	10,250	10,534

Total expenses	1,401	68	31,006	32,475

Loss from continuing operations	(80)	(68)	(13,066)	(13,214)
Minority interest	—	—	(69)	(69)
Loss from discontinued operations	—	—	(452)	(452)

Net loss	$(80)	$(68)	$(13,587)	$(13,735)

Thomas Properties’ share of net loss	$(53)	$(34)	$(5,826)	$(5,913)

Intercompany eliminations				274

Equity in net loss of unconsolidated real estate entities				$(5,639)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

	Nine months ended September 30, 2006
	2121 Market Street and Harris Building Associates	Murano	TPG/ CalSTRS, LLC	Total
Revenues	$4,143	$—	$92,014	$96,157

Expenses:
Operating and other	2,587	418	58,176	61,181
Interest	898	—	39,366	40,264
Depreciation and amortization	813	452	40,585	41,850

Total expenses	4,298	870	138,127	143,295

Loss from continuing operations	(155)	(870)	(46,113)	(47,138)
Minority interest	(78)	—	(11,120)	(11,198)
Income from discontinued operations	—	—	6,328	6,328

Net loss	$(233)	$(870)	$(50,905)	$(52,008)

Thomas Properties’ share of net loss	$(116)	$(435)	$(9,943)	$(10,494)

Intercompany eliminations				994

Equity in net loss of unconsolidated real estate entities				$(9,500)

	Nine months ended September 30, 2005
	2121 Market Street and Harris Building Associates	Murano	TPG/ CalSTRS, LLC	Total
Revenues	$3,985	$—	$44,993	$48,978

Expenses:
Operating and other	2,602	68	30,751	33,421
Interest	908	—	18,103	19,011
Depreciation and amortization	852	—	19,054	19,906

Total expenses	4,362	68	67,908	72,338

Loss from continuing operations	(377)	(68)	(22,915)	(23,360)
Minority interest	—	—	3,960	3,960
Income from discontinued operations	—	—	(1,332)	(1,332)

Net loss	$(377)	$(68)	$(20,287)	$(20,732)

Thomas Properties’ share of net loss	$(176)	$(34)	$(9,684)	$(9,894)

Intercompany eliminations				517

Equity in net loss of unconsolidated real estate entities				$(9,377)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Our share of owners’ equity recorded by unconsolidated real estate entities	$48,593	$42,576
Intercompany eliminations and other adjustments	(3,078)	(1,452)

Investments in unconsolidated real estate entities	$45,515	$41,124

4.	Debt

A summary of the outstanding debt as of September 30, 2006 is as follows:

	Interest rate	Outstanding debt	Maturity date
Secured debt
One Commerce Square mortgage loan (1)	5.7%	$130,000	1/6/16
Two Commerce Square:
Mortgage loan (2)	6.3	115,941	5/09/13
Senior mezzanine loan (3) (4)	17.4	41,430	1/09/10
Junior mezzanine loan (3) (5)	15.0	4,062	1/09/10
Campus El Segundo mortgage loan (6)	Prime Rate or LIBOR + 2.25	17,259	10/10/07
Four Points Centre mortgage loan (7)	Prime Rate	4,000	8/28/07

Total debt		$312,692

Unsecured and other debt
Murano loan (8)	LIBOR + 1.50%	17,434	9/26/07
Former minority partner (9)	5.0	3,900	10/12/09

		$21,334

(1)	The mortgage loan is subject to interest only payments through January 9, 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule through maturity on January 6, 2016. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.

(2)	The mortgage loan may be defeased after October 2005, and beginning February 2013, may be prepaid.

(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.23% per annum. The effective interest rate on this loan as of September 30, 2006 was 17.4% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

(6)	The weighted average interest rate as of September 30, 2006 was 7.4% per annum.

(7)	The prime rate as of September 30, 2006 was 8.25% per annum.

(8)	A subsidiary of the Operating Partnership pledged its preferred equity interest in Murano to a lender in the amount of $17,434,000. With the consent of the lender, the maturity date can be extended until September 2008. The Operating Partnership has guaranteed this loan.

(9)	The loan is due to our former minority partner in TPG-El Segundo Partners, LLC. Principal and interest are due at maturity.

5. Earnings (Loss) per Share and Dividends Declared

The following is a summary of the components used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2006 and 2005 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earnings (loss) available to common shares	$1,310	$(1,746)	$(482)	$3,544

Weighted average common shares outstanding — basic	14,343,833	14,303,774	14,333,815	14,298,532
Potentially dilutive common shares (1)
Stock options	5,954	—	—	6,865
Unvested restricted stock	—	—	—	2,187
Unvested incentive units	476,591	—	—	—

Adjusted weighted average common shares outstanding — diluted	14,826,378	14,303,774	14,333,815	14,307,584

Earnings (loss) per share – basic	$0.09	$(0.12)	$(0.03)	$0.25

Earnings (loss) per share – diluted	$0.09	$(0.12)	$(0.03)	$0.25

Dividends declared per share	$0.06	$0.06	$0.18	$0.18

(1)	For the nine months ended September 30, 2006, and the three months ended September 30, 2005, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

6. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis. We have also issued 850,003 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 14,418,261 shares of common stock, and 16,666,666 Units outstanding as of September 30, 2006, and 850,003 incentive units outstanding which were issued under our Incentive Plan, defined below.

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”) effective upon the closing of our initial public offering. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant.

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas:

	Shares	Aggregate Value
Issued in October 2004	46,667	$560
Issued in February 2006	60,000	740

Outstanding at September 30, 2006	106,667	$1,300

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

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value
Issued in October 2004	10,000	$120
Issued following the 2005 Annual Meeting of Stockholders	4,984	60
Issued following the 2006 Annual Meeting of Stockholders	6,419	83

Outstanding at September 30, 2006	21,403	$263

Vesting for the 10,000, 4,984, and 6,419 shares commenced as of October 13, 2004, June 15, 2005, and May 24, 2006 respectively. The 10,000 and 4,984 shares vested following the 2006 Annual Meeting of Stockholders on May 24, 2006. The 6,419 shares granted will vest subject to the continued service of the directors following the 2007 Annual Meeting of Stockholders. The holders of these shares have full voting rights and will receive any dividends paid.

As of September 30, 2006, there was $840,000 of total unrecognized compensation cost related to the nonvested restricted stock under both the Incentive Plan and Non-Employees Directors Plan. The cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the three months and nine months ended September 30, 2006 was $146,000 and $406,000, respectively. The weighted- average grant date fair value of restricted stock granted during the nine months ended September 30, 2006 was $12.39.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

We recorded compensation expense totaling $139,000 and $390,000 for the vesting of the restricted stock grants for the three and nine months ended September 30, 2006, respectively, and $77,000 and $200,000 for the three and nine months ended September 30, 2005, respectively. The total income tax benefit recognized in the statements of operations related to this compensation expense was $25,000 and $70,000 for the three and nine months ended September 30, 2006, respectively, and $14,000 and $36,000 for the three and nine months ended September 30, 2005.

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

For the nine months ended September 30, 2006, we recorded compensation expense of $1,848,000 relating to the incentive units. As of September 30, 2006, there was $3,060,000 of unrecognized compensation cost related to incentive units. The weighted-average grant date fair value of incentive units granted in February 2006 was $8.84.

Stock options

Under our Incentive Plan, we have 384,999 stock options outstanding as of September 30, 2006. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2006 and 2005:

	2006	2005
Expected dividend yield	2.0%	2.0%
Expected life of option	2 to 4 years	1 to 3 years
Risk-free interest rate	4.40%	2.88%
Expected stock price volatility	15%	20%

The following is a summary of stock option activity under our Incentive Plan as of September 30, 2006 and for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	334,027	$12.26
Granted	73,333	13.07
Forfeitures	(17,984)	12.26
Exercised	(4,377)	12.26

Outstanding at September 30, 2006	384,999	$12.41	8.3	$168

Options exercisable at September 30, 2006	103,889	$12.26	8.0	$61

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

As of September 30, 2006, there was $150,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $412,000 and $1,141,000, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $1.52. The options exercised during the nine months ended September 30, 2006 had an intrinsic value of $4,000.

We recorded compensation expense totaling $59,000 and $134,000 related to the stock options for the three and nine months ended September 30, 2006, respectively, and $49,000 and $189,000 for the three and nine months ended September 30, 2005, respectively The total income tax benefit recognized in the statements of operations related to this compensation expense was $11,000 and $24,000 for the three and nine months ended September 30, 2006, respectively, and $9,000 and $34,000 for the three and nine months ended September 30, 2005, respectively.

Shelf Registration

In April 2006, we filed a shelf registration statement under which we may sell up to $150,000,000 in aggregate initial offering price of common stock, preferred stock, warrants, or debt securities in one or more issuances.

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of September 30, 2006, we held a 45.1% capital interest in the Operating Partnership. For the three and nine months ended September 30, 2006, we were allocated 45.1% and 45.3%, respectively, of the losses from the Operating Partnership.

Our effective tax rate is 37.5% and 38.6%, respectively, for the three and nine months ended September 30, 2006. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to state taxes, net of federal tax expense.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Our estimates of the fair value of financial instruments at September 30, 2006 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of September 30, 2006, the fair value of our mortgage and other secured loans and unsecured loan aggregates $329,377,000, compared to the aggregated carrying value of $334,026,000.

9. Staff Accounting Bulletin No. 108

In September 2006, the SEC released SAB 108, which permits a company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective September 30, 2006, we elected early application of SAB 108.

In accordance with SAB 108, we have adjusted our opening retained earnings for 2006 and financial results for the first two quarters of 2006 (included in the nine month period ended September 30, 2006 in the accompanying consolidated financial statements) as a result of the change in the allocation of depreciation expense relating to our investment in TPG/CalSTRS, LLC. Depreciation expense was previously allocated to the members in accordance with the operating agreement of the limited liability company. For all properties excluding City National Plaza, the Operating Partnership was initially allocated depreciation expense ahead of CalSTRS. For City National Plaza, the minority owner and the Operating Partnership were initially allocated depreciation expense ahead of CalSTRS. Based on AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” (SOP 78-9) we determined that the allocation of net income/loss, including depreciation expense, to the members should be based on the allocation of cash distributions and liquidating distributions, not the profit and loss allocation ratios as specified in the operating agreement. We consider these adjustments to be immaterial to prior periods.

The impact on the 2006 opening stockholders’ equity and retained deficit is presented below. The impact to the statements of operations for the year ended December 31, 2005, periods from October 13, 2004 through December 31, 2004 and from January 1, 2004 through October 12, 2004, and the year ended December 31, 2003, was an increase in net income of $1,985,000, $53,000, $1,101,000, and $1,194,000, respectively. In addition, we are restating the 2006 unaudited financial statements for the periods through June 30, 2006 to reflect the correction of the error of applying SOP 78-9 effective January 1, 2006.

Cumulative effect on stockholders’ equity and retained deficit as of January 1, 2006	$4,333
The effect on the quarterly results are as follows:
Decrease in net loss for the three months ended March 31, 2006	$777
Decrease in net loss for the three months ended June 30, 2006	$619
Decrease in net loss for the six months ended June 30, 2006	$1,396

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

The aggregate impact of these adjustments is summarized below:

As of and for the Three Months Ended March 31, 2006	Previously Reported	Adjustment	As Restated
Investments in unconsolidated real estate entities	$37,821	$12,654	$50,475
Deferred tax asset	$40,869	$(1,979)	$38,890
Minority interests – unitholders in the Operating Partnership	$68,790	$5,565	$74,355
Stockholders’ equity and retained deficit	$100,543	$5,110	$105,653
Equity in net loss of unconsolidated real estate entities	$5,790	$2,819	$2,971
Minority interests – unitholders in the Operating Partnership	$4,203	$(1,512)	2,691
Benefit for income taxes	$1,429	$(530)	$899
Net loss	$(2,205)	$777	$(1,428)
Loss per share - basic and diluted	$(0.15)	$0.05	$(0.10)

As of and for the Three Months Ended June 30, 2006	Previously Reported	Adjustment	As Restated
Investments in unconsolidated real estate entities	$58,389	$15,104	$73,493
Deferred tax asset	$41,521	$(2,441)	$39,080
Minority interests – unitholders in the Operating Partnership	$68,232	$6,934	$75,166
Stockholders’ equity and retained deficit	$98,279	$5,729	$104,008
Equity in net loss of unconsolidated real estate entities	$3,814	$2,450	$1,364
Minority interests – unitholders in the Operating Partnership	$1,973	$(1,369)	$604
Benefit for income taxes	$652	$(462)	$190
Net loss	$(984)	$619	$(365)
Loss per share - basic and diluted	$(0.07)	$0.04	$(0.03)

For the Six Months Ended June 30, 2006	Previously Reported	Adjustment	As Restated
Equity in net loss of unconsolidated real estate entities	$9,604	$5,269	$4,335
Minority interests – unitholders in the Operating Partnership	$6,176	$(2,881)	$3,295
Benefit for income taxes	$2,081	$(992)	$1,089
Net loss	$(3,189)	$1,396	$(1,793)
Loss per share - basic and diluted	$(0.22)	$0.09	$(0.13)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 45.1% and have control over the major decisions of the Operating Partnership.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, 2101 Market Street, Four Points Centre, Campus El Segundo, the Murano and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting:

2121 Market Street (for all periods presented)

City National Plaza (for all periods presented)

Reflections I (for all periods presented)

Reflections II (for all periods presented)

Murano (from March 2005 to August 2006)

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

Intercontinental Center (as of August 2005, the date of acquisition)

2500 City West land (as of December 2005, the date of acquisition)

CityWestPlace (as of June 2006, the date of acquisition)

CityWestPlace land (as of June 2006, the date of acquisition)

Comparison of three months ended September 30, 2006 to three months ended September 30, 2005

Rental revenues. Rental revenue increased by $575,000, or 7.5%, to $8.3 million for the three months ended September 30, 2006 compared to $7.7 million for the three months ended September 30, 2005, primarily due to the effect of the straight-line rent calculation for One Commerce Square in 2005.

Tenant reimbursements. Revenues remained consistent for each of the three month periods ended September 30, 2006 and 2005.

Parking and other revenues. Revenues remained consistent for each of the three month periods ended September 30, 2006 and 2005.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by 965,000, or 84.1%, to $2.1 million for the three months ended September 30, 2006 compared to $1.1 million for the three months ended September 30, 2005. The increase was primarily due to an increase in development fees of $1.1 million relating to a professional services agreement with NBC Universal, Inc. to advise on a plan for future development at its Universal City property in Los Angeles. This agreement was entered into in March 2006.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $419,000, or 14.5%, to $3.3 million for the three months ended September 30, 2006 compared to $2.9 million for the three months ended September 30, 2005. This increase was primarily a result of an increase in fee income of $551,000 related to the property investments in Houston acquired in August 2005 and the CityWestPlace acquisition in June 2006 by our joint venture with CalSTRS. In addition, leasing commissions and development fees increased $335,000 in 2006 relating to the property investments in Houston. The increase was also due to an increase in leasing commissions and development fees of $307,000 and an increase in fee income of $285,000 relating to City National Plaza. The increase was offset by a one-time acquisition fee of $1.1 million relating to the property investments in Houston acquired in August 2005.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $346,000, or 10.6%, to $3.6 million for the three months ended September 30, 2006 compared to $3.3 million for the three months ended September 30, 2005, primarily as a result of an increase in city of Philadelphia business taxes.

Real estate taxes. Real estate tax expense remained consistent for each of the three month periods ended September 30, 2006 and 2005.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $1.2 million, or 79.5%, to $2.8 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005, primarily as a result of an increase in salaries and employment related costs due to an increase in the number of personnel.

Interest expense. Interest expense increased by $148,000 or 3.0% to $5.1 million for the three months ended September 30, 2006 compared to $5.0 million for the three months ended September 30, 2005. The increase is primarily due to an increase in interest expense of $686,000 related to the refinancing of the One Commerce Square mortgage loan in December 2005. The increase was offset by a decrease in interest expense relating to Two Commerce Square of $197,000 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to the amortizing loan balances for the mortgage and mezzanine loans. This decrease is also due to capitalized interest of $282,000 during the three months ended September 30, 2006, related to the Four Points Centre, Campus El Segundo, and Murano development properties. We began capitalizing interest on Four Points Centre, Campus El Segundo, and Murano in October 2004, April 2005, and July 2005, respectively.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for each of the three month periods ended September 30, 2006 and 2005.

General and administrative. General and administrative expense decreased by $233,000, or 6.3%, to $3.5 million for the three months ended September 30, 2006 compared to $3.7 million for the three months ended September 30, 2005. The decrease is primarily due to a decrease in professional fees, including Sarbanes-Oxley related costs, offset by an increase in salaries and employment related costs due to an increase in the number of personnel.

Gain on sale of real estate. Gain on sale of real estate was $9.6 million for the three months ended September 30, 2006 due to the sale of a 14.1 acre parcel at Campus El Segundo in 2006. The parcel was sold for $24.9 million resulting in a total gain of $18.2 million. We are obligated to fund certain infrastructure improvements of approximately $3.0 million with respect to the development of the sold parcel; therefore we recorded a deferred gain of $8.6 million, which will be recognized as we complete infrastructure improvements. We also sold a 5.4 acre parcel and deeded a 1.0 acre parcel to the City of El Segundo, which resulted in no gain or loss.

Interest income. Interest income increased by $231,000, or 96.4%, to $594,000 for the three months ended September 30, 2006 compared to $363,000 for the three months ended September 30, 2005, primarily due to higher average cash balances and interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Revenue	$37,133	$19,261
Operating and other expenses	(24,830)	(13,522)
Interest expense	(16,755)	(8,419)
Depreciation and amortization	(14,646)	(10,534)
Minority interest	(13,551)	(69)
Loss from discontinued operations	—	(452)

Net loss	$(32,649)	$(13,735)

Thomas Properties’ share of net loss	$(5,802)	$(5,913)
Intercompany eliminations	637	274

Equity in net loss of unconsolidated real estate entities	$(5,165)	$(5,639)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated real estate entities for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 increased primarily due to the acquisition of our interests in the four properties in Houston in August 2005 and CityWestPlace in June 2006.

Aggregate interest expense increased by $8.4 million, or 99.0%, to $16.8 million for the three months ended September 30, 2006 compared to $8.4 million for the three months ended September 30, 2005 primarily as a result of an increase in interest expense of $5.1 million relating to the debt obligations of the five properties in Houston. The increase was also due to refinancing of the City National Plaza mortgage and mezzanine loans in July 2006, resulting in higher additional borrowings in 2006, which resulted in an increase in interest expense of $3.0 million.

Aggregate depreciation and amortization expense increased by $4.1 million, or 39.0%, to $14.6 million for the three months ended September 30, 2006 compared to $10.5 million for the three months ended September 30, 2005 primarily as a result of additional depreciation and amortization expense of $4.0 million due to the acquisition of our interests in the five properties in Houston. In addition, the increase is a result of additional real estate improvements at City National Plaza, which resulted in an increase of $782,000 in depreciation and amortization expense for the three months ended September 30, 2006, as compared to three months ended September 30, 2005.

Loss from discontinued operations is the result of the classification of one of the properties in suburban Philadelphia as held for sale in November 2005. This property was sold in April 2006.

Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2005

Rental revenues. Rental revenue remained consistent for each of the nine month periods ended September 30, 2006 and 2005.

Tenant reimbursements. Revenues remained consistent for each of the nine month periods ended September 30, 2006 and 2005.

Parking and other revenues. Revenues from parking and other decreased by $207,000, or 6.3%, to $3.1 million for the nine months ended September 30, 2006 compared to $3.3 million for the nine months ended September 30, 2005, primarily as a result of a decrease in parking revenues related to the 2101 Market Street development property. Beginning in May 2005, upon commencement of the development of Murano, the incidental parking revenues are accounted for as a reduction of capitalized project costs. In addition, during the nine months ended September 30, 2006 and 2005, there was $426,000 and $434,000, respectively, in lease termination fees for tenants at One Commerce Square.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $2.3 million, or 63.7%, to $5.9 million for the nine months ended September 30, 2006 compared to $3.6 million for the nine months ended September 30, 2005. The increase was primarily due to an increase of $2.2 million in development fees relating to a professional services agreement with NBC Universal, Inc. to advise on a plan for future development at its Universal City property in Los Angeles. This agreement was entered into in March 2006.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $3.5 million or 57.5%, to $9.6 million for the nine months ended September 30, 2006 compared to $6.1 million for the nine months ended September 30, 2005. This increase was primarily a result of an increase in fee income of $1.7 million related to the property investments in Houston acquired in August 2005 and the CityWestPlace acquisition in June 2006 by our joint venture with CalSTRS. In addition, leasing commissions and development fees, and reimbursed compensation costs increased $1.5 million and $424,000, respectively, in 2006 relating to these acquired properties. The increase was also due to an increase in fee income of $326,000 relating to City National Plaza. The increase was offset by a decrease in acquisition fees of $607,000. For the nine months ended September 30, 2006, acquisition fees were $1.1 million relating to the CityWestPlace acquisition in June 2006. For the nine months ended September 30, 2005, acquisition fees were $1.7 million relating to the property investments in Houston acquired in August 2005, and the property investments in Philadelphia acquired in April 2005.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $880,000, or 8.1%, to $11.8 million for the nine months ended September 30, 2006 compared to $10.9 million for the nine months ended September 30, 2005, primarily as a result of an increase in city of Philadelphia business taxes, offset by a decrease in parking expenses for 2101 Market Street development property due to the commencement of the development of Murano beginning in May 2005.

Real estate taxes. Real estate tax expense remained consistent for each of the nine month periods ended September 30, 2006 and 2005.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $2.4 million, or 53.8%, to $6.9 million for the nine months ended September 30, 2006 compared to $4.5 million for the nine months ended September 30, 2005, primarily as a result of an increase in salaries and employment related costs due to an increase in the number of personnel.

Interest expense. Interest expense decreased by $346,000 or 2.1% to $15.9 million for the nine months ended September 30, 2006 compared to $16.2 million for the nine months ended September 30, 2005. The decrease is primarily due to a decrease in interest expense relating to Two Commerce Square of $1.4 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to the purchase of the Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans. This decrease is also due to capitalized interest of $756,000 during the nine months ended September 30, 2006, related to the Four Points Centre, Campus El Segundo, and Murano development properties. We began capitalizing interest on Four Points Centre, Campus El Segundo, and Murano in October 2004, April 2005, and July 2005, respectively.

The decrease was offset by an increase in interest expense relating to One Commerce Square of $1.7 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to refinancing of the mortgage loan in December 2005, and the result of an agreement with the lender on the One Commerce Square mezzanine loan regarding the calculation of deferred interest. We repaid the principal amount of this loan in April 2005, and had accrued $1.0 million of deferred interest. Subsequent to June 2005, we agreed to pay the lender deferred interest of $515,000, and the remaining $515,000 was recorded as a decrease to interest expense for the nine months ended September 30, 2005. These increases in interest expense relating to One Commerce square were offset by the repayment of the mezzanine loan in April 2005 and a decrease in amortization loan costs associated with the new financing.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for each of the nine month periods ended September 30, 2006 and 2005.

General and administrative. General and administrative expense increased by $2.2 million, or 21.8%, to $11.8 million for the nine months ended September 30, 2006 compared to $9.6 million for the nine months ended September 30, 2005. The increase is primarily due to an increase in salaries and employment related costs due to an increase in the number of personnel and additional non-cash compensation expense in 2006 relating to incentive units.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $360,000 for the nine months ended September 30, 2006 due to the defeasance costs of the One Commerce Square mortgage loan.

Gain on sale of real estate. Gain on sale of real estate was $9.6 million for the nine months ended September 30, 2006 due to the sale of a 14.1 acre parcel at Campus El Segundo in 2006. The parcel was sold for $24.9 million resulting in a total gain of $18.2 million. We are obligated to fund certain infrastructure improvements of approximately $3.0 million with respect to the development of the sold parcel; therefore we recorded a deferred gain of $8.6 million, which will be recognized as we complete infrastructure improvements. We also sold a 5.4 acre parcel and deeded a 1.0 acre parcel to the City of El Segundo, which resulted in no gain or loss.

Interest income. Interest income increased by $783,000, or 72.2%, to $1.9 million for the nine months ended September 30, 2006 compared to $1.1 million for the nine months ended September 30, 2005, primarily due to higher average cash balances and interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Revenue	$96,157	$48,978
Operating and other expenses	(61,181)	(33,421)
Interest expense	(40,264)	(19,011)
Depreciation and amortization	(41,850)	(19,906)
Minority interest	(11,198)	3,960
Income (loss) from discontinued operations	6,328	(1,332)

Net loss	$(52,008)	$(20,732)

Thomas Properties’ share of net loss	$(10,494)	$(9,894)
Intercompany eliminations	994	517

Equity in net loss of unconsolidated real estate entities	$(9,500)	$(9,377)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated real estate entities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 increased primarily due to the acquisition of our interests in the four properties in Houston in August 2005 and CityWestPlace in June 2006.

Aggregate interest expense increased by $21.3 million, or 111.8%, to $40.3 million for the nine months ended September 30, 2006 compared to $19.0 million for the nine months ended September 30, 2005 primarily as a result of an increase in interest expense of $12.7 million relating to the acquisition of the five properties in Houston. The increase was also due to refinancing of the City National Plaza mortgage and mezzanine loans in July 2006, resulting in higher additional borrowings in 2006, which resulted in an increase in interest expense of $6.8 million.

Aggregate depreciation and amortization expense increased by $22.0 million, or 110.2%, to $41.9 million for the nine months ended September 30, 2006 compared to $19.9 million for the nine months ended September 30, 2005 primarily as a result of additional depreciation and amortization expense of $18.4 million due to the acquisition of our interests in the five properties in Houston. In addition, the increase is a result of additional real estate improvements at City National Plaza during 2005, which resulted in an increase of $2.6 million in depreciation and amortization expense for the nine months ended September 30, 2006, as compared to nine months ended September 30, 2005.

Income (loss) from discontinued operations is the result of the classification of one of the properties in suburban Philadelphia as held for sale in November 2005. The increase in income (loss) from discontinued operations was primarily due to a gain of $6.2 million resulting from the sale of the property in April 2006. The increase was also due to a decrease in depreciation and amortization expense, which was $0 and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively, as a result of the held for sale classification beginning in November 2005.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of September 30, 2006, we have unrestricted cash and cash equivalents of $84.6 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of September 30, 2006, we have an unfunded capital commitment to our joint venture with CalSTRS of $26.8 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

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

Development and Redevelopment Projects

We currently own interests in three development projects and our joint venture with CalSTRS includes development and redevelopment properties. We have considerable expertise in the completion of large-scale development and redevelopment projects. We have begun development of Murano, a residential high-rise located in Philadelphia, Pennsylvania. This project will consist of a 43-story tower with 302 residential condominium units. We anticipate developing the other development projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. Our redevelopment projects are primarily financed through property-level bank financing. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In July 2006, a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, which provides proceeds to cover the future redevelopment costs. In August 2006, we obtained a $142.5 million construction loan relating to the development of Murano, and in September 2006, we borrowed $17.4 million to finance our preferred equity position in this property. We are obligated to fund our preferred equity to Murano to pay construction costs before we can draw the construction loan, and we are doing this as construction costs are incurred. We anticipate our preferred equity obligation will be fully funded in the first quarter of 2007. If we are unable to sell the condominium units upon completion or obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $4.8 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the remainder of 2006 and 2007.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at September 30, 2006 is as follows (in thousands):

	Payments Due by Period
	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Regularly scheduled principal payments	$2,000	$8,892	$3,200	$500	$492	$14,047	$29,131
Balloon principal payments due at maturity	—	38,693	—	3,900	34,675	227,627	304,895
Interest payments—fixed rate debt	5,586	21,878	21,328	21,898	14,834	53,274	138,798
Interest payments—variable rate debt (1)	701	2,131	—	—	—	—	2,832
Capital commitments (2)	9,252	37,706	—	—	—	—	46,958
Purchase commitment (3)	—	530	—	—	—	—	530
Operating lease (4)	32	127	127	53	—	—	339

Total	$17,571	$109,957	$24,655	$26,351	$50,001	$294,948	$523,483

(1)	The interest payments on Murano, Four Points Centre and El Segundo loans are based on the prime rate or LIBOR based rate.

(2)	Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $1.6 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, the capital commitments include approximately $3.0 million of funding of certain infrastructure improvements with respect to the development of the sold Campus El Segundo parcel.

We also have an unfunded capital commitment of $26.8 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both us and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund the capital commitment in 2007.

We also have an unfunded preferred equity commitment of $15.6 million to Murano. This commitment will be funded as construction of Murano progresses. We estimate that we will fund $8.0 million of this commitment in 2006 and the remainder in 2007.

(3)	We have entered into an agreement to acquire a parcel of land located near our Four Points Centre development project in Austin, Texas for $530,000. We expect this acquisition to close in the first quarter of 2007.

(4)	Represents the future minimum lease payments on our long-term operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of September 30, 2006, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities in accordance with the Financial Accounting Standard Board’s revision to Interpretation No. 46. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the unconsolidated properties as of September 30, 2006 (in thousands). We have not guaranteed any of the debt.

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan	LIBOR+1.35	%(2)	$420,000	7/17/08
Senior mezzanine loan	LIBOR+1.35	(2)	30,000	7/17/08
Junior mezzanine loan	LIBOR+3.70	(2)	11,004	7/17/08
CityWestPlace
Senior mortgage loan	6.16		121,000	6/6/16
Senior mortgage loan	LIBOR+1.25	(2)	82,400	6/1/08
San Felipe Plaza
Senior mortgage loan	5.28		101,500	8/11/10
Senior mortgage loan (3)	LIBOR+3.00		1,034	8/11/10
2500 City West
Senior mortgage loan	5.28		70,000	8/11/10
Senior mortgage loan (4)	LIBOR+3.00		2,216	8/11/10
Brookhollow Central I, II and III / Intercontinental Center
Senior mortgage loan	LIBOR+2.25	(2)	53,000	8/9/07
Senior mortgage loan (5)	LIBOR+3.30	(2)	1,984	8/9/07
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (6) (7)	LIBOR+3.25	(2)(9)	7,867	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (7) (8)	LIBOR+3.25	(2)(9)	5,400	3/6/10
2121 Market Street mortgage loan (10)	6.05		19,469	8/1/33
Reflections I mortgage loan	5.23		22,953	4/1/15
Reflections II mortgage loan	5.22		9,564	4/1/15

			$1,036,891

(1)	The senior mortgage loan and senior mezzanine loan are subject to exit fees equal to .25% of the loan amounts. The junior mezzanine loan, with maximum borrowings up to $130.0 million, is subject to an exit fee equal to .5% of the outstanding loan amount. Under certain circumstances all of the exit fees will be waived.

(2)	Our joint venture with CalSTRS has purchased interest rate cap agreements for the funded portion of these loans.

(3)	Our joint venture with CalSTRS may borrow up to $16.2 million under this loan.

(4)	Our joint venture with CalSTRS may borrow up to $15.5 million under this loan.

(5)	Our joint venture with CalSTRS may borrow up to $32.8 million under this loan.

(6)	Our joint venture with CalSTRS may borrow up to $12.9 million under this loan.

(7)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(8)	Our joint venture with CalSTRS may borrow up to $13.4 million under this loan.

(9)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of September 30, 2006, one month LIBOR exceeds 2.25%, per annum.

(10)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

Cash Flows

Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2005

Cash and cash equivalents were $84.6 million as of September 30, 2006 and $28.8 million as of September 30, 2005.

Operating Activities - Net cash provided by operating activities increased by $3.5 million to $18.6 million for the nine months ended September 30, 2006 compared to $15.1 million for the nine months ended September 30, 2005. The increase was primarily the result of an increase in non cash items of $16.3 million, offset by a decrease in net income of $4.0 million, from $3.5 million for the nine months ended September 30, 2005 to a loss of $481,000 for the nine months ended September 30, 2006, and the decrease in the net changes in assets and liabilities of $8.8 million. The increase in non-cash items was primarily a result of a $25.8 million gain from the purchase of the Two Commerce Square Junior B mezzanine loan in 2005, an increase of $2.0 million in non-cash compensation expense, and an increase of $4.8 million in distributions received from unconsolidated real estate entities, offset by a gain of $9.6 million from the sale of a portion of Campus El Segundo in 2006, and a change in minority interests of $7.7 million. The decrease in the net changes in assets and liabilities was primarily the result of a $4.2 million change in accounts payable and other liabilities, a $3.1 million change in deferred tax asset, $1.9 million change in prepaid rent, $1.5 million change in other assets, $1.9 million change in rents and other receivables, offset by a $1.9 million change in due to affiliate and a $2.1 million change in receivables from unconsolidated real estate entities.

Investing Activities - Net cash used in investing activities decreased by $16.7 million to $302,000 for the nine months ended September 30, 2006 compared to $17.0 million for the nine months ended September 30, 2005. The decrease was primarily the result of acquisitions in 2005 by our joint venture with CalSTRS, for which we funded $24.1 million of the purchase price, the sale in 2006 of a 14.1 acre parcel and 5.1 acre parcel at Campus El Segundo for $24.5 million and $5.0 million, respectively, a decrease in net contributions/distributions to unconsolidated real estate entities of $11.8 million, and a change in restricted cash of $3.3 million. The decrease was offset by the acquisition of CityWestPlace in 2006 by our joint venture with CalSTRS, for which we funded $24.2 million of the purchase price. The decrease was also offset by a $14.0 million change in short-term investments in 2005 and an increase in real estate improvements of $13.8 million.

Financing Activities - Net cash provided by (used in) financing activities increased by $28.2 million to $2.4 million for the nine months ended September 30, 2006 compared to $(25.8) million for the nine months ended September 30, 2005. The increase was primarily the result of the new Murano loan in 2006, the repayment of the One Commerce Square mezzanine loan of $9.3 million in 2005, the purchase of the Two Commerce Square Junior B mezzanine loan for $2.5 million in 2005, and decrease in principal repayments on the mortgage and mezzanine loans. The increase was offset by an increase in payment of dividends to common stockholders and distributions to limited partners in the operating partnership of $1.9 million, and distributions of $550,000 in 2006 to the minority interest holder in One Commerce Square resulting from the refinancing of the One Commerce Square mortgage loan in December 2005.

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

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2006, our company had $38.7 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $1,036.9 million, of which $614.9 million bears interest at floating rates. As of September 30, 2006, interest rate caps have been purchased for each of these floating rate loans.

Our fixed and variable rate consolidated long-term debt at September 30, 2006 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2006	$2,000	$—	$2,000
2007	8,892	38,693	47,585
2008	3,200	—	3,200
2009	4,400	—	4,400
2010	35,167	—	35,167
Thereafter	241,674	—	241,674

Total	$295,333	$38,693	$334,026

Weighted average interest rate	7.7%	7.3%	7.6%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At September 30, 2006, our variable rate long-term debt represents 11.6% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 10% of the weighted average variable rate at September 30, 2006, the net impact would be increased costs of $290,000 per year.

As of September 30, 2006, the fair value of our mortgage and other secured loans and unsecured loan aggregates $329.4 million, compared to the aggregated carrying value of $334.0 million.

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

There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS provide us with substantial fee revenues. For the nine months ended September 30, 2006 and 2005, approximately 21.1% and 16.4%, respectively, of our revenue has been derived from fees earned from these relationships. In addition, we recognized equity in net loss of unconsolidated real estate entities of $9.0 million and $9.2 million related to these relationships for the nine months ended September 30, 2006 and 2005, respectively.

We cannot assure you that our relationships with CalSTRS will continue and we may not be able to replace these relationships with another strategic alliance that would provide comparable revenues. Our interest in our CalSTRS joint venture is subject to a buy-sell provision, and is subject to purchase by CalSTRS upon the occurrence of certain events. Under the buy-sell provision, either our Operating Partnership or CalSTRS can initiate a buy-out by delivering a notice to the other specifying a purchase price for all the joint venture’s assets; the other venture partner then has the option to sell its joint venture interest or purchase the interest of the initiating venture partner. The purchase price is based on what each venture partner would receive on liquidation if the joint venture’s assets were sold for the specified price and the joint venture’s liabilities paid and the remaining assets distributed to the joint venture partners. CalSTRS has the ability to initiate this provision upon an event of default by us under the joint venture agreement or related management and development agreements or upon bankruptcy of our Operating Partnership, or upon the death or disability of either Mr. Thomas or John R. Sischo, one of our Executive Vice Presidents, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (a “Buyout Default”), or upon any transfer of stock of our company or limited partnership units in our Operating Partnership resulting in Mr. Thomas, his immediate family and controlled entities owning less than 30% of our securities entitled to vote for the election of directors. Upon the occurrence of a Buyout Default, CalSTRS may elect to purchase our Operating Partnership’s joint venture interest based on a three percent discount to the appraised fair market value. Most of our fee arrangements under our separate account relationship with CalSTRS are terminable on 30 days’ notice. Termination of either our joint venture or separate account relationship with CalSTRS could adversely affect our revenue and profitability and our ability to achieve our business plan by reducing our fee income and access to co-investment capital to acquire additional properties.

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

As of September 30, 2006, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 44.4% of the rentable square feet of space, representing 65.2% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 24.0% of the total annualized rent generated by these properties as of September 30, 2006. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 35.6% of total consolidated revenue for the year ended December 31, 2005. Our existing lease with Conrail expires in two stages in 2008 and 2009. Conrail has subleased substantially all of its space under lease, and we have entered into direct lease agreements with many of these sublease tenants. However, these new leases are at lower rental rates, and we expect to experience a substantial decline in rental revenues from Two Commerce Square when the existing lease with Conrail expires.

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

As of September 30, 2006, our total consolidated indebtedness is approximately $334.0 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $1,036.9 million as of September 30, 2006. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property. Additionally, the Operating Partnership has guaranteed the loan on our Four Points Centre property up to a maximum amount of $5.5 million. Mr. Thomas guarantees approximately $7.5 million of the mezzanine loans for Two Commerce Square, and we have accordingly agreed to indemnify Mr. Thomas in the event his guarantees are called upon. We may incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of September 30, 2006, $38.7 million of our consolidated debt and $614.9 million of our unconsolidated debt was at variable interest rates. As of September 30, 2006, interest rate caps have been purchased for each of the floating rate loans for our unconsolidated debt.

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

As of September 30, 2006, leases representing 2.0% and 5.3% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in the remainder of 2006 and during 2007, respectively. Further, an additional 20.5% of the square feet of these properties was available for lease on that date. Rental rates above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability, could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $2.8 million in 2008 as compared to 2007, $2.5 million in 2009 as compared to 2008, and $1.7 million in 2010 as compared to 2009.

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

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $334.0 million of consolidated debt and $1,036.9 million of unconsolidated debt as of September 30, 2006;

•	our current cash flow from operating activities, which was $20.8 million for the year ended December 31, 2005 and $18.6 million for the nine months ended September 30, 2006;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock; and

•	general market conditions.

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

We are aware of potentially environmentally hazardous or toxic materials at three of our properties in which we hold an ownership interest. At Murano and 2100 JFK Boulevard properties, we have undergone remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the tenant’s agent. We undertook remedial procedures for the gasoline spill and other contaminants, including removing contaminated soil. Our lease requires the former tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structure. We continue to remediate asbestos materials from various areas of the building structure as warranted.

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

Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs. Further, the availability of insurance for acts of terrorism may be limited or may cost more. The three operating properties in which we own interests located in Philadelphia, Pennsylvania—One Commerce Square, Two Commerce Square and 2121 Market Street—are located within a three city block area. Together, these three properties represented approximately 39.9% of the annualized rent for properties in which we hold an ownership interest as of September 30, 2006. Because these properties are located closely together, a catastrophic event in this area could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected, including being unable to make timely rental payments and defaulting under existing leases.

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

We and our Operating Partnership agreed to indemnify Mr. Thomas against adverse tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 39.6% of annualized rent for properties in which we hold an ownership interest as of September 30, 2006. This indemnification period will end October 13, 2008, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in each of One Commerce Square and Two Commerce Square to us prior to such date for not more than $4 million in the aggregate, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the units received by them in the Formation Transactions. Our indemnification obligation is for all direct and indirect adverse tax consequences. Our agreement to indemnify Mr. Thomas was not the result of arm’s-length negotiations and there is no assurance that our agreement is comparable to what may have resulted were the negotiations between unaffiliated third parties. We have also agreed to use commercially reasonable efforts to make approximately $221 million of debt available to be guaranteed by entities controlled by Mr. Thomas, by Mr. Fox, a non-employee member of our board of directors, and by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions. In addition, our tax indemnification obligation could occur involuntarily in the event of a condemnation of or foreclosure on one of these properties. We do not presently intend to sell any of our interest in these properties in transactions that would give rise to our tax indemnification obligation. A calculation of these damages under our tax indemnification agreement will not be based on the time value of money or the time remaining in the indemnification period.

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

Each entity that received operating partnership units in our Formation Transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 52.5% of our outstanding voting stock as of September 30, 2006. Although not entitled to dividends or other distributions, these limited voting shares are entitled to one vote per share in the election of directors, the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in operating partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

Our success depends on key personnel, the loss of whom could impair our ability to operate our business successfully.

We depend on the efforts of key personnel, particularly Mr. Thomas, our Chairman, Chief Executive Officer, and President. Among the reasons that Mr. Thomas is important to our success is that he has an industry reputation developed over more than 25 years in the real estate industry that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with these parties could diminish. In addition, Mr. Thomas is 70 and, although he has informed us that he does not currently plan to retire, we cannot be certain how long he will continue working on a full-time basis.

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

Dated: November 14, 2006

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer