Form 10-K
period 2006-12-31
THOMAS PROPERTIES GROUP INC
filed 2007-04-02
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Title of Each Class
Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $169,558,749 based on the closing price on the Nasdaq Global Market for such shares on June 30, 2006.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2007
Common Stock, $.01 par value per share	14,426,594

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

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

We were incorporated in the State of Delaware on March 9, 2004 and we completed our initial public offering (the “Offering”) on October 13, 2004. We have four primary areas of focus: property operations, property acquisitions, property development and redevelopment, and investment management. Our areas of focus are integrated and complementary to each other. Our property operations consist of a geographically diverse portfolio of properties in which we own interests or which we manage. Property operations comprise our primary source of cash flow and provide revenue through rental operations, property management, asset management, leasing and other fee income. Our acquisitions program targets properties purchased both for our own account and that of third parties, targeted at core, core plus, and value-add properties. We engage in property development and redevelopment as market conditions warrant. As part of our investment management activities, we earn fees for advising institutional investors on property portfolios.

Our properties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. As of December 31, 2006, we own interests in and asset manage 14 operating properties with 9.2 million rentable square feet and provide asset and/or property management services on behalf of third parties for an additional five operating properties with 2.6 million rentable square feet. We also own or hold interests in land suitable for the development of up to approximately 6.6 million rentable square feet of space. Included in the 6.6 million square feet is approximately 576,000 square feet related to Murano, a high-rise residential condominium project, on which we commenced construction in the second quarter of 2006. We developed and continue to manage the California Environmental Protection Agency (“CalEPA”) headquarters building in Sacramento, California.

As of April 2, 2007, we had approximately 127 employees. Our executive management team is based in our Los Angeles and Philadelphia offices. None of our employees are currently represented by a labor union.

We maintain offices in Los Angeles, Newport Beach, Valencia, Sacramento, Austin, Houston, Northern Virginia and Philadelphia. Our corporate headquarters are located at City National Plaza, 515 South Flower Street, Sixth Floor, Los Angeles, California 90071 and our phone number is (213) 613-1900. Our website is www.tpgre.com. We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we file or furnish them with the SEC. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may also download these materials from the SEC’s website at www.sec.gov.

Foreign Operations

We do not engage in any non-U.S. operations or derive any revenue from sources outside the United States.

Segment Financial Information

We operate in one business segment: the acquisition, development, ownership and management of commercial and mixed-use real estate. Additionally, we operate in one geographic area: the United States. Our office portfolio generates revenues from the rental of office space to tenants, parking, rental of storage space and other tenant services. For a further discussion of segment financial information, see the financial statements commencing on page 58.

Business Strategies

Portfolio Enhancement: We focus on increasing earnings from the properties in which we own an interest or which we manage for third parties through proactive management. As part of portfolio management, we maintain strong tenant relationships through our commitment to service in marketing, lease negotiations, building design and property management. Our properties are concentrated within the West Coast, Southwest, and Mid-Atlantic regions of the United States, however we continue to evaluate expansion into other markets as market conditions warrant.

Targeted Property Acquisitions: We seek to acquire “core,” “core plus” and “value-add” properties for our own account and/or in joint ventures with others where such acquisitions provide us with attractive risk-adjusted returns.

Strategic Joint Ventures: We leverage our property acquisition and development expertise through our joint ventures with the California State Teachers’ Retirement System (“CalSTRS”). Joint ventures provide us with additional capital for investment, shared risk exposure, and earned fees for asset management, property management, leasing and other services. We hold an ownership interest of 25% in the joint venture with CalSTRS, which holds a 100% interest in ten properties and an 85% interest in City National Plaza. The total initial capital commitment to the joint venture was $333.3 million, which was fully funded as of December 31, 2006. Our aggregate commitment to the joint venture was $83.3 million and CalSTRS’ aggregate commitment was $250.0 million. On June 8, 2006, we amended our agreement with CalSTRS to allow for all capital distributions to be recalled as additional capital contributions through May 1, 2007. As of December 31, 2006, approximately $74.9 million and $25.0 million was subject to reinvestment by CalSTRS and our company, respectively.

Selective Development and Redevelopment: We develop and redevelop projects in diversified geographic markets using pre-leasing, guaranteed maximum cost construction contracts and other measures to reduce development risk. Currently, we have the ability to develop approximately 6.6 million square feet for office, retail and residential uses in Los Angeles, Philadelphia, Houston and Austin. We plan to develop these properties as market conditions warrant. Included in the 6.6 million square feet is approximately 576,000 square feet related to Murano, a high-rise residential condominium project, on which we commenced construction in the second quarter of 2006. Our joint venture with CalSTRS includes eight redevelopment properties, including City National Plaza, a 2.5 million square foot office project in downtown Los Angeles.

2006 and Other Recent Developments

In April 2006, our joint venture with CalSTRS sold Valley Square Office Park located in suburban Philadelphia. The property was sold for $42.5 million and a portion of the proceeds from the sale were used to repay the $30.3 million mortgage debt of the property. Our Operating Partnership realized a gain of approximately $2.1 million, which includes $521,000 of incentive compensation we earned. Of this amount, 25% was eliminated in consolidation, and the remaining 75% was recorded as deferred revenue due to a clawback provision in our joint venture agreement.

In June 2006, through our joint venture with CalSTRS, we purchased a four-building, 1.5 million square foot campus located in suburban Houston, including 24 acres of adjacent developable land for $295.0 million.

In September 2006, we sold a 5.4 acre parcel of our Campus El Segundo development property for $4.9 million, and also deeded a 1.0 acre parcel of the Campus El Segundo property to the City of El Segundo. No gain was recognized on this sale. In a separate transaction we sold 14.1 acres of the Campus El Segundo property for $24.6 million. This sale resulted in a total gain of $18.4 million, of which we recognized $10.3 million and deferred $8.1 million to be recognized as we complete required infrastructure improvements. The total Campus El Segundo development project is comprised of 46.5 acres and, as currently planned, will consist of up to 2.175 million square feet of mixed-use development. The 14.1 acre parcel we sold may include up to approximately 250,000 square feet of development, and the remaining 26.1 acre parcel will support up to 1.925 million square feet of development.

In February 2007, our joint venture with CalSTRS acquired two office properties totaling approximately 586,000 square feet in Fairfax, Virginia for $166.5 million. The acquisition and closing costs were funded with $135.3 million of mortgage financing proceeds and approximately $43.1 million of equity provided by CalSTRS and us. Of the total equity, we provided $10.8 million and CalSTRS provided $32.3 million. Financing for the acquisition at closing consisted of a senior two-year $55.0 million loan (with three one-year extension options) bearing interest at LIBOR plus the applicable percentage; a mezzanine two-year $36.0 million loan (with three one-year extension options) bearing interest at LIBOR plus the applicable percentage; and a ten-year $44.3 million mortgage with a fixed rate of 5.52% per annum.

In March 2007, our company, through a joint venture with institutional investment partners, entered into a definitive agreement with affiliates of Blackstone Real Estate Advisors to acquire ten Class A office properties totaling approximately 3.5 million square feet in Austin, Texas for an aggregate purchase price of $1.15 billion. Approximately 75 percent to 80 percent of the gross purchase price, including closing costs, is expected to be funded with property-level mortgage debt, with 20 percent to 25 percent funded with equity investments by our investment partners and us. We anticipate funding approximately 6.25 percent of the overall equity to the transaction.

Competition

The real estate business is highly competitive. There are numerous other acquirors, developers, managers and owners of commercial and mixed-use real estate that compete with us nationally, regionally and/or locally, some of whom may have greater financial resources. They compete with us for acquisition opportunities, management and leasing revenues, land for development, tenants for properties and prospective investors in acquisition or development funds we may establish through our investment advisory business.

Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of any planned improvements or tenant improvements we may negotiate. The number and type of competing properties or available rentable space in a particular market or submarket could have a material effect on our ability to lease space and maintain or increase occupancy or rents in our existing properties. We believe, however, that the quality services and individualized attention that we offer our tenants, together with our property management services on site, enhance our ability to attract and retain tenants for our office properties we own an interest in or manage. In addition, we attempt to own an interest in or manage at least 500,000 square feet of space per regional market as we believe that ownership of significant space in a particular market reduces property operating expenses and enhances our ability to attract and retain tenants.

In addition, in many of our submarkets, institutional investors and owners and developers of properties (including other real estate operating companies and REITs) compete for the acquisition and development, or redevelopment, of land and space. Many of these entities have substantial resources and experience. Competition in acquiring existing properties and land, both from institutional capital sources, other real estate operating companies and from REITs, has been very strong over the past several years. We may compete for investors in potential property acquisitions with other property investment managers with larger or more established operations. Additionally, our ability to compete depends upon trends in the economies of our markets in which we operate or own interests in properties, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, land availability, completion of construction approvals, taxes and governmental regulations.

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

We are aware of potentially environmentally hazardous or toxic materials at two of our properties in which we hold an ownership interest. At our 2100 JFK Boulevard property, we engaged in remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the former tenant’s agent. We undertook remedial procedures for the gasoline spill and other contaminants, including removing contaminated soil. As of December 31, 2006, all soil remediation work has been completed. Our lease required the tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. We have initiated litigation against the former tenant to enforce its obligation to us under the indemnity provisions of the lease. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structure. We continue to remove or abate asbestos materials from various areas of the building structure and as of December 31, 2006, have accrued $4.0 million for such estimated future costs.

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

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS provide us with substantial fee revenues. For the years ended December 31, 2006, 2005 and 2004, approximately 22.2%, 17.2%, and 17.7%, respectively, of our revenues has been derived from fees earned from these relationships. In addition, we recognized equity in net loss of unconsolidated/uncombined real estate entities of $12.4 million, $15.9 million, and $2.0 million related to these relationships for the years ended December 31, 2006, 2005 and 2004, respectively.

We cannot assure you that our relationships with CalSTRS will continue and we may not be able to replace these relationships with another strategic alliance that would provide comparable revenues. Our interest in our CalSTRS joint venture is subject to a buy-sell provision, and is subject to purchase by CalSTRS upon the occurrence of certain events. Under the buy-sell provision either our Operating Partnership or CalSTRS can initiate a buy-out by delivering a notice to the other specifying a purchase price for all the joint venture’s assets; the other venture partner then has the option to sell its joint venture interest or purchase the interest of the initiating venture partner. The purchase price is based on what each venture partner would receive on liquidation if the joint venture’s assets were sold for the specified price and the joint venture’s liabilities paid and the remaining assets distributed to the joint venture partners. In addition, CalSTRS has the ability to initiate this provision upon an event of default by us under the joint venture agreement or related management and development agreements or upon bankruptcy of our Operating Partnership, or upon the death or disability of either Mr. Thomas or John R. Sischo, one of our Executive Vice Presidents, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (a “Buyout Default”), or upon any transfer of stock of our company or limited partnership units in our Operating Partnership resulting in Mr. Thomas, his immediate family and controlled entities owning less than 30% of our securities entitled to vote for the election of directors. Our Operating Partnership has the ability to initiate the buy-sell provision upon an event of default of CalSTRS, such as a failure to contribute capital in accordance with capital calls. Upon the occurrence of a Buyout Default, the non-defaulting member may elect to purchase the other member’s joint venture interest based on a three percent discount to the appraised fair market value.

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

As of April 2, 2007, we hold interests in 13 of our properties through our joint venture with CalSTRS. Our joint venture with CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

We are required to present certain investment opportunities to CalSTRS which may limit our opportunities to make investments for our own account or with other third parties.

Under our joint venture agreement with CalSTRS, until the earlier of May 1, 2007 or the date CalSTRS has contributed an aggregate of $250 million to the joint venture, we are required to first present to CalSTRS for potential investment by the joint venture all core plus and value-add office property investment opportunities involving a total capital investment of $10 million or more that are defined within CalSTRS’ guidelines as moderate or high risk projects. As of December 31, 2006, CalSTRS had contributed an aggregate of approximately $175 million, which is net of distributions received, to the joint venture. In June 2006, we amended our joint venture agreement to allow for capital distributions, as defined in the joint venture agreement, to be recalled as additional capital contributions through May 1, 2007. If CalSTRS fails to approve an investment within five business days of receipt of all required information, then we may pursue the opportunity for our own account or in joint venture with another third party investor. This obligation may limit our ability to obtain additional separate account or joint venture relationships for non-core office properties, as investment opportunities for this type of property must be first presented by us to CalSTRS.

We must expand our business to establish additional strategic alliances to decrease our dependence on our relationship with CalSTRS or our prospects for growth may be limited.

We intend to establish and extend our business to encompass strategic relationships beyond our joint venture with CalSTRS. Our business strategy includes co-investing with third parties and earning revenues from fee services and property management. For the past three years, our only relationship where we serve as an investment advisor and portfolio manager is with CalSTRS. In order to achieve our objectives of acting as an investment advisor and portfolio manager for others and decrease our dependence on our relationship with CalSTRS, we intend to establish new relationships and extend existing relationships and alliances with institutional and other investors. Without adequate strategic partnerships and alliances in place, we may have to invest more equity than we desire in property acquisitions and incur greater risk than we prefer on projects. In addition, our efforts with respect to projects may not be as effective as they would have been with the greater access to capital afforded by these strategic relationships. In many cases, the institutional investors with which we intend to form alliances already have extensive relationships with other property developers, managers and investment advisors. If we fail to establish, and successfully manage and maintain these alliances, our ability to achieve business growth and revenue diversification could suffer and our business and operating results could be harmed.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of December 31, 2006, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 44.4% of the rentable square feet of space, representing 57.8% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 20.7% of the total annualized rent generated by these properties as of December 31, 2006. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 31.7% of total consolidated revenue for the year ended December 31, 2006. Our existing lease with Conrail expires in two stages in 2008 and 2009. Conrail has subleased substantially all of its space under lease, and we have entered into direct lease agreements with many of these sublease tenants. However, these new leases are at lower rental rates, and we expect to experience a substantial decline in rental revenues from Two Commerce Square when the existing lease with Conrail expires.

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

In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property and prevents us from leasing that property, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease. In those circumstances, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. We are not aware of an insolvency issue with any of our significant tenants.

Bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property. A tenant bankruptcy would delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these amounts. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy amounts due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large tenant, which would adversely impact our financial condition.

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

As of December 31, 2006, our total consolidated indebtedness is approximately $331.8 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $1,050.0 million as of December 31, 2006. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property.

Additionally, the Operating Partnership has guaranteed the loan on our Four Points Centre property up to a maximum amount of $5.4 million. Furthermore, a subsidiary of the Operating Partnership pledged its preferred equity interest in Murano to a lender in the amount of $17,434,000. The Operating Partnership has guaranteed this loan. Mr. Thomas guarantees approximately $7.5 million of the mezzanine loans for Two Commerce Square, and we have accordingly agreed to indemnify Mr. Thomas in the event his guarantees are called upon. We may incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments or to pay dividends;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•

we anticipate that a significant portion of our debt will bear interest at variable rates, and in the event we do not purchase interest rate caps for floating rate debt in the future, increases in interest rates could materially increase our interest expense;

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

•

because we have agreed to use commercially reasonable efforts to maintain certain debt levels to provide the ability for Mr. Thomas and entities controlled by him to guarantee debt of $210 million, including $11 million of debt available for guarantee by Mr. Edward Fox, one of our non-employee directors, and by Mr. Richard Gilchrist, an individual formerly affiliated with Maguire Thomas Partners, we may not be able to refinance our debt when it would otherwise be advantageous to do so or to reduce our indebtedness when our board of directors thinks it is prudent.

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

As of December 31, 2006, $38.7 million of our consolidated debt and $628.2 million of our unconsolidated debt was at variable interest rates. As of December 31, 2006, interest rate caps have been purchased for each of the floating rate loans for our unconsolidated debt.

We intend to generally limit our exposure to interest rate volatility by using interest rate hedging arrangements and swap agreements to cap our interest rate exposure. These arrangements involve risks, including that our hedging or swap transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.

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

Our planned growth strategy includes the acquisition of additional properties as opportunities arise. We regularly evaluate the top 20 markets in the United States for office, mixed-use and other properties for strategic opportunities. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following significant risks:

•

we may be unable to acquire a desired property because of competition from other real estate investors with more available capital, including other real estate operating companies, real estate investment trusts and investment funds;

•	we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity to consummate an acquisition or, if obtainable, it may not be on favorable terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	competition from other potential acquirers may significantly increase the purchase price, even if we are able to acquire a desired property;

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

Our real estate acquisitions may result in disruptions to our business as a result of the burden in integrating operations placed on our management.

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

We purchased an interest in properties located in Houston, Texas with an aggregate of 1.5 million rentable square feet in 2006. In addition, we commenced construction of our Murano project in Philadelphia, a high-rise residential tower in 2006. In March 2007 we entered into an agreement to purchase an interest in properties located in Austin, Texas with an aggregate of 3.5 million square feet. In order to achieve desired and planned business growth, we intend to continue to significantly expand our asset and property management activities, and acquire a significant number of properties in the next 12 to 24 months. With the expected growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage these additional properties without operating disruptions or unanticipated costs. The acquisition of additional properties would generate additional operating expenses. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate any future acquisitions into our portfolio could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations.

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

As of December 31, 2006, leases representing 5.2% and 9.6% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in 2007 and 2008, respectively. Further, an additional 16.3% of the square feet of these properties was available for lease on that date. Rental rates above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability, could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $2.8 million in 2008 as compared to 2007, $2.5 million in 2009 as compared to 2008, and $1.7 million in 2010 as compared to 2009.

We may encounter problems during development and construction activities.

We are currently developing Murano, a high-rise residential condominium project in Philadelphia. We are also currently planning development projects at Four Points Centre in Austin, Texas, Campus El Segundo in Southern California, and CityWest Place in Houston, Texas. These development projects, and others that we may undertake from time to time, are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include the following:

•	adverse weather that damages the project or causes delays;

•	delays in obtaining or inability to obtain necessary permits, licenses and approvals;

•	changes to the plans or specifications;

•	shortages of materials and skilled labor;

•	increases in material and labor costs;

•	engineering problems;

•	environmental issues;

•	shortages of qualified employees;

•	fire, flooding and other natural disasters;

•	expenditure of funds on, and the devotion of management time to, projects that may not be completed; and

•	geological, construction, excavation, regulatory and equipment problems.

We may not be able to complete the development of any projects we begin and, if completed, our development and construction activities may not be completed in a timely manner or within budget, which would adversely impact our revenue and profitability, and may create cash flow difficulties for us.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage. Any issuance of equity by our company will cause dilution to our existing stockholders, and could have a negative impact on our stock price for the short term. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $331.8 million of consolidated debt and $1,050.0 million of unconsolidated debt as of December 31, 2006;

•	our current cash flow from operating activities, which was $27.6 million for the year ended December 31, 2006;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

Under various federal, state and local environmental laws and regulations, a current or previous owner, manager or tenant of real estate may be required to investigate and clean up hazardous or toxic substances at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by the parties in connection with the actual or threatened contamination. With respect to properties in which we hold an ownership interest, we have not obtained any recent environmental reports regarding conditions at the properties, nor do we intend to. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under the laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs to the extent such contributions are possible to obtain. These costs may be substantial, and may exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination on a property may limit the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may cause our investment in that property to decline in value.

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

We are aware of potentially environmentally hazardous or toxic materials at two of our properties in which we hold an ownership interest. At our 2100 JFK Boulevard property, we engaged in remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the former tenant’s agent. We undertook remedial procedures for the gasoline spill and other contaminants, including removing contaminated soil. As of December 31, 2006, all soil remediation work has been completed. Our lease required the tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. We have initiated litigation against the former tenant to enforce its obligation to us under the indemnity provisions of the lease. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structure. We continue to remove or abate asbestos materials from various areas of the building structure and as of December 31, 2006, have accrued $4.0 million for such estimated future costs.

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

We are subject to high taxes relating to our Texas and Philadelphia properties that could negatively affect our operating results and may also be adversely affected by new legislation.

In 2006, the Texas legislature enacted a change in that state’s tax structure that took effect on January 1, 2007 and replaced the Texas franchise tax with a “margin” tax on gross receipts. The new tax is imposed on an extended base (including partnerships, joint ventures and other entities as well as corporations) and will be calculated on a combined basis, taking into account the receipts of all members of an affiliated group when one or more members have business presence in the State of Texas. The taxable “margin” is calculated using one of three methods and is then apportioned to Texas using a factor of Texas receipts to total receipts. The calculation methods to be used are not advantageous to capital intensive businesses such as large commercial property owners and therefore may negatively impact such businesses. The new tax structure has been challenged by various groups and entities and may be changed or repealed. We have not evaluated the impact of this tax on our financial condition, results of operations or cash flow.

In Philadelphia, two downtown development sites of which a substantially-leased office tower has been built on one of the sites, have each been designated as a Keystone Opportunity Improvement Zone site by the state of Pennsylvania. This designation confers upon occupants a 15-year abatement of all state and local taxes except the city wage tax. The second site, if developed, along with the office tower already developed on the first site, could, depending on overall supply-demand fundamentals, have a negative impact on central business district Philadelphia rental rates and building values. Further, the transfer tax rate in the City of Philadelphia, which we could incur upon a sale of one of our properties, is one of the highest in the United States and could be a very significant cost in the event of the sale of one of our Philadelphia properties. In Philadelphia, transfers of fee title or partnership interests representing 90% or more of property ownership are subject to a tax of 4% of the transaction price. The 4% amount is comprised of a 3% levy by the City of Philadelphia and a 1% charge by the Commonwealth of Pennsylvania. The transaction price, if not specifically disclosed to the taxing authorities, must be deemed reasonable, and is therefore typically the assessed value of the property for real estate tax purposes.

The risk of future terrorist attacks in the United States could harm the demand for and the value of our properties which are located in major metropolitan areas.

The risk of future terrorist attacks in the U.S. or war could harm the demand for and the value of our properties. We manage properties that are well-known landmarks in high visibility metropolitan areas that may be perceived as more likely terrorist targets than lower profile properties in less commercial areas, which could potentially reduce the demand for and value of these properties. A decrease in demand could make it difficult for us to renew leases or re-lease our properties at rates equal to or above historical lease rates.

Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs. Further, the availability of insurance for acts of terrorism may be limited or may cost more. The three operating properties in which we own interests located in Philadelphia, Pennsylvania—One Commerce Square, Two Commerce Square and 2121 Market Street—are located within a three city block area. Together, these three properties represented approximately 35.4% of the annualized rent for properties in which we hold an ownership interest as of December 31, 2006. Our Murano residential high-rise project which is currently under construction is also located within the same three city block area. Because these properties are located closely together, a catastrophic event in this area could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants and prospective buyers of condominium units are impacted by future attacks, their ability to continue to honor obligations under their existing leases and purchase contracts with us could be adversely affected, including being unable to make timely rental payments and defaulting under existing leases and purchase contracts. Additionally, some tenants have termination rights in respect of certain casualties. Under the terms of our financing documents, we may be required to apply casualty proceeds to repay loans and may not be able to rebuild or restore the property unless we are able to obtain alternate financing. If we are entitled to receive casualty proceeds, we may not be able to rebuild or restore the property, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also result in obligations under our tax indemnification agreement with Mr. Thomas.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 35.0% of annualized rent for properties in which we hold an ownership interest as of December 31, 2006. This indemnification period will expire in October 2008, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in each of One Commerce Square and Two Commerce Square to us prior to October 13, 2008 for not more than $4 million in the aggregate, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

We have also agreed to use commercially reasonable efforts to make approximately $210 million of debt available to be guaranteed by entities controlled by Mr. Thomas, by Mr. Fox, a non-employee member of our board of directors, and by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions at the time of our initial public offering.

Risks Related to the Real Estate Industry

Illiquidity of real estate investments and the susceptibility of the real estate industry to economic conditions could significantly impede our ability to respond to adverse changes in the performance of our properties.

Our ability to achieve desired and projected results for growth of our business depends on our ability to generate revenues in excess of expenses, and make scheduled principal payments on debt and fund capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may adversely impact results of operations and the value of our properties. These events include:

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

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, business interruption and rental loss insurance under our blanket policy covering all of the properties which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the CalEPA headquarters building under our blanket policy because the sole tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons as more specifically excluded under the actual terrorism policies. Some of our policies, like those covering losses due to earthquakes and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover losses. We either own or have interests in a number of properties in Southern California, an area especially prone to earthquakes.

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

Mr. Thomas owns 10,700 shares of common stock and 106,667 shares of restricted common stock, of which 60,000 shares of restricted common stock was granted in 2006. Entities affiliated with Mr. Thomas own or control 6,730 shares of common stock, 16,666,666 shares of limited voting stock and hold 16,666,666 Operating Partnership units (including Operating Partnership units held for the benefit of Thomas S. Ricci, Randall L. Scott, and Mr. Sischo). Each of Messrs. Ricci, Scott and Sischo received an indirect interest in Operating Partnership units, and, together with Diana M. Laing, our Chief Financial Officer, each executive officer received a direct grant of restricted incentive units. Mr. Ricci received an interest in 183,334 Operating Partnership units and 230,001 incentive units (including 30,000 incentive units granted in 2006); Mr. Scott received an interest in 233,334 Operating Partnership units and 280,001 incentive units (including 30,000 incentive units granted in 2006); Mr. Sischo received an interest in 266,667 Operating Partnership units and 246,667 incentive units (including 30,000 incentive units granted in 2006); and Ms. Laing received 93,334 incentive units (including 30,000 incentive units granted in 2006). The various terms of these equity and incentive interests could create conflicts of interest with our public stockholders. Members of executive management could be required to make decisions that could have different implications for our Operating Partnership and for us, including:

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 54.9% of our outstanding voting stock. Although not entitled to dividends or other distributions, these limited voting shares are entitled to one vote per share in the election of directors, the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our Ownership Interest Properties

Our properties are located in the West Coast, Southwest, and Mid-Atlantic regions of the United States, consisting primarily of office space and also including mixed-use, multi-family and retail properties. We hold an 89% ownership interest in each of One Commerce Square and Two Commerce Square. Mr. Thomas or entities controlled by Mr. Thomas continue to hold the remaining 11% interest in each of these properties. We have an option to acquire the remaining 11% interest in each of these properties which we intend to exercise after October 2007. We hold a 50% interest in 2121 Market Street; the other 50% interest is held by an entity owned by Philadelphia Management, an unaffiliated Philadelphia-based real estate developer. As of December 31, 2006, we provide asset and/or property management services for four properties on behalf of CalSTRS under a separate account relationship, and one property on behalf of the City of Sacramento. We have an ownership interest of 25% in a joint venture with CalSTRS, which holds a 100% interest in ten properties, and an 85% interest in City National Plaza. Our indirect interest in City National Plaza is 21.3%.

An overview of these properties as of December 31, 2006, including development properties, is presented below:

Consolidated Properties	Location	Percentage Interest	Year Built/ Renovated	Rentable Square Feet(1)	Percent Leased(2)	Annualized Rent(3)	Annualized Net Rent Per Leased Square Foot(4)
One Commerce Square	Philadelphia, PA	89.0%	1987	942,866	93.8%	$11,952,161	$13.55
Two Commerce Square	Philadelphia, PA	89.0	1992	953,276	99.3	26,196,665	27.69

Total/Weighted Average:				1,896,142	96.5%	$38,148,826	$20.87

Unconsolidated Properties	Location	Percentage Interest	Year Built	Rentable Square Feet(1)	Percent Leased(2)	Annualized Rent(3)	Annualized Net Rent Per Leased Square Foot(4)
2121 Market Street (5)	Philadelphia, PA	50.0%	2001	20,835	100.0%	$356,350	$17.10
Reflections I	Reston, VA	25.0	2000	123,546	100.0	2,748,899	22.25
Reflections II	Reston, VA	25.0	1984/2001	64,253	100.0	1,633,062	25.42
2500 City West	Houston, TX	25.0	1982	578,284	93.2	5,203,209	9.20
City National Plaza (6)	Los Angeles, CA	21.3	1972-1973	2,496,084	71.9	18,572,185	10.32
Four Falls Corporate Center	Conshohocken, PA	25.0	1987	253,985	88.6	3,677,196	17.07
Oak Hill Plaza	Wayne/King of Prussia, PA	25.0	1982	164,360	90.3	1,956,148	13.18
Walnut Hill Plaza	Wayne/King of Prussia, PA	25.0	1986	150,573	65.1	1,343,026	13.71
San Felipe Plaza	Houston, TX	25.0	1984	980,472	87.1	7,513,319	8.90
Brookhollow Central I, II and III	Houston, TX	25.0	1972/1979/1981	804,181	55.6	6,590,679	10.70
Intercontinental Center	Houston, TX	25.0	1983	196,895	75.1	1,238,087	8.35
CityWest Place	Houston, TX	25.0	1993/1998/2001	1,473,020	95.6	19,943,138	13.73

Total/Weighted Average:				7,306,488	85.2%	$70,775,298	$11.61

(1)	For purposes of the tables above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail), but excludes 168 apartment units at 2121 Market Street. Some of the properties have been re-measured in accordance with Building Owners and Managers Association (BOMA) 1996 standards, and the rentable area for these properties reflects the BOMA 1996 measurement guidelines. For the other properties, the rentable area is calculated consistent with leases in place on the property and local market conventions.
(2)	Percent leased represents the sum of the square footage of the existing leases as a percentage of rentable area described in (1) above.
(3)

Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2006 for 100% of the property. For leases with a remaining term of less than one year, annualized rent includes only the amounts through the expiration of the lease. Annualized rent reflects total base rent before any one-time or non-recurring rent abatements, but after annually recurring rent credits and is shown on a net basis. For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses) the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Total projected recurring rent credits for leases in effect as of December 31, 2006 for the twelve months ending December 31, 2007 are $924,799. There are no operating expense credits.

(4)	Annualized net rent per leased square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.
(5)	The square footage and occupancy information presented for 2121 Market Street represents the information for two retail/office tenants only, and excludes the 168 residential units comprising 132,823 square feet.
(6)	The annualized rent information presented for City National Plaza does not include certain information for two leases. In December 2005, City National Bank amended their lease and added 76,599 square feet of office space. The tenant will begin paying operating expenses and rent in December 2007 when it moves into 25,537 square feet of the space and September 2008 when they move into the remaining 51,062 square feet of space.

City National Plaza was confirmed to be measured in accordance with the general requirements of BOMA 1996 standards concurrent with the acquisition of an interest by our joint venture with CalSTRS in 2003. San Felipe Plaza, Brookhollow Central I, II and III, 2500 City West, Intercontinental Center, and CityWestPlace were also confirmed to be measured in accordance with the general requirements of BOMA 1996 standards prior to the acquisition by our joint venture with CalSTRS.

Our development properties in which we own an interest as of December 31, 2006 are presented below.

Development Properties	Location	Percentage Interest		Number of Acres		Potential Property Types	Potential Rentable Square Feet / FAR Upon Completion/ Development
Four Points Centre	Austin, TX	100%		259.8	(1)	Office/Retail/R&D/Hotel	1,660,000	(2)
Murano	Philadelphia, PA	73	(3)	1.1		Residential	576,000	(4)
2100 JFK Boulevard	Philadelphia, PA	100		0.7		Office/Retail/Residential	391,000
Campus El Segundo	El Segundo, CA	100		26.1		Office/Retail/R&D/Hotel	1,925,000	(5)
2500 City West land	Houston, TX	25		6.3		Office/Retail/Hotel/ Residential	500,000	(6)
CityWestPlace land	Houston, TX	25		24.0		Office/Retail/Hotel/ Residential	1,500,000

Total				318.0			6,552,000

(1)	Includes 182 acres designated as a habitat preserve.
(2)	The property will support the development of 280,000 rentable square feet of office space, 230,000 rentable square feet of retail space, 900,000 rentable square feet of office and research and development space, and a 250,000 rentable square foot (approximately 250 rooms) hotel.
(3)	We have a $20.5 million preferred equity interest in Murano, and as of December 31, 2006, have contributed $11,662,000. Excluding the preferred equity interest, we own a 73.0% ownership interest in Murano.
(4)	The construction of Murano, a 302-unit high-rise residential condominium project, commenced in the second quarter of 2006.
(5)	The total Campus El Segundo development project is comprised of 46.5 acres and, as currently planned, will consist of up to 2.175 million square feet of mixed-use development. A 14.1 acre parcel, which may include up to approximately 250,000 square feet of development, was sold in September 2006. In addition, in September 2006, a 5.4 acre parcel was sold and a 1.0 acre parcel of the Campus El Segundo property was deeded to the City of El Segundo. The remaining 26.1 acre parcel will support up to 1.9 million square feet of development.
(6)	The property will support the development of at least 500,000 rentable square feet of residential, office or retail space.

Our portfolio in which we presently have an ownership interest includes approximately 16,488 vehicle spaces which are revenue generating within on-site and off-site parking facilities. The following table presents an overview of these garage properties as of December 31, 2006.

On-Site/Off-Site Parking	Square Footage	Vehicle Capacity	Vehicles Under Monthly Contract(1)	Percentage of Vehicle Capacity Under Monthly Contract
On-Site Parking (2)	4,756,700	13,953	10,772	77.0%
Off-Site Parking (3)	1,086,613	2,535	2,960	117.0

Total	5,843,313	16,488	13,732	83.0%

(1)	Includes vehicle spaces provided to tenants under lease agreements.
(2)	Includes garage space at One Commerce Square and Two Commerce Square in which we have an 89% ownership interest, at City National Plaza, in which we have an indirect 21.3% ownership interest, and at San Felipe Plaza, 2500 City West, Brookhollow Central I, II and III, Intercontinental Center and 2101 CityWestPlace in which we have an indirect 25% ownership interest.
(3)	Includes 2100 JFK Boulevard surface lot parking and off-site garage space for City National Plaza in which we have an indirect 21.3% ownership interest.

Our Managed Properties

In addition to our portfolio of operating and development properties in which we hold an ownership interest, we provide asset and/or property management services for five properties as a fee service for third parties. We asset and property manage four properties through our separate account relationship with CalSTRS. We developed and continue to property manage the CalEPA headquarters building. The table below presents an overview of those properties which we manage for third parties as of December 31, 2006. In addition, we provide asset and/or property management services for the 11 properties that are held within our joint venture with CalSTRS as of December 31, 2006.

Managed Properties (1)	Location	Year Built/ Renovated	Rentable Square Feet (2)	Percent Leased
800 South Hope Street	Los Angeles, CA	1985/2000	242,176	90.1%
Valencia Town Center	Valencia, CA	1996-2001	393,626	98.4
Pacific Financial Plaza	Newport Beach, CA	1982/1993	279,474	99.0
1835 Market Street	Philadelphia, PA	1987	686,503	92.7
CalEPA Headquarters	Sacramento, CA	2000	950,939	100.0

Total/Weighted Average			2,552,718	97.1%

(1)	800 South Hope Street, Valencia Town Center, Pacific Financial Plaza and the CalEPA headquarters building are core properties. 1835 Market Street has been repositioned by us during 2006 from a core plus property to a core property.
(2)	For purposes of the table above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail). Valencia Town Center was re-measured in accordance with BOMA 1996 standards, and the rentable area for this property reflects the BOMA 1996 measurement guidelines. For the other properties, the rentable area is calculated consistent with leases in place on the property and local market conventions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In conjunction with the completion of our initial public offering, our common stock began trading on the Nasdaq Global Market under the symbol “TPGI” on October 7, 2004. As of March 30, 2007, there were 7 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the name of CEDE & Co. The following table sets forth, for the period indicated, the intra-day high and low per share bid prices in dollars on the Nasdaq Global Market for our common stock.

	High	Low
4th quarter 2006	$16.24	$12.85
3rd quarter 2006	13.21	11.47
2nd quarter 2006	14.20	11.50
1st quarter 2006	14.48	11.55
4th quarter 2005	13.40	11.45
3rd quarter 2005	13.97	11.44
2nd quarter 2005	12.95	11.90
1st quarter 2005	13.75	12.00

The closing price of our common stock as of March 30, 2007 was $15.52

In 2006, we paid quarterly dividends of $0.06 per common share. The actual amount and timing of distributions is at the discretion of our board of directors and will depend upon our financial condition, and no assurance can be given as to the amounts or timing of future distributions. Factors that could influence our ability to declare and pay dividends are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

There were no issuer purchases of equity securities during the year ended December 31, 2006.

Equity compensation plan information is discussed under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Measurement Comparison

The following graph provides a comparison of cumulative total stockholder return for the period from October 7, 2004 (the date upon which our Common Stock began publicly trading) through December 31, 2006, among the Company, Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Wilshire Real Estate Securities Index (DWRS). The stock performance graph assumes an investment of $100.00 in each of the Company and the two indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last day of each month shown (except for the initial date, October 7, 2004).

	October 7, 2004	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05	Mar-06	Jun-06	Sep-06	Dec-06

Thomas Properties Group, Inc.	$100.00	$106.17	$104.00	$105.17	$109.88	$106.16	$116.10	$100.83	$110.69	$138.43
S&P 500	$100.00	$107.19	$104.42	$105.37	$108.68	$110.40	$114.52	$112.34	$118.15	$125.44
DWRS	$100.00	$113.50	$104.87	$118.40	$121.27	$123.29	$141.45	$138.44	$149.79	$161.44

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on a historical basis for our company and on a combined historical basis for TPGI Predecessor. We have not presented historical information for our company prior to October 13, 2004, the date on which we consummated our initial public offering, because during the period from our formation until the offering, we did not have any material corporate activity.

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

•

the real estate operations of the affiliates that currently own interests in Four Points Centre, Two Commerce Square and 2100 JFK Boulevard (for all periods presented), Campus El Segundo (beginning February 2001), and One Commerce Square (beginning June 2004); and

•

investment and equity in income or loss from the operations of the affiliates that currently own interests in One Commerce Square (through May 2004), 2121 Market Street (beginning with formation in January 2001 and operations in September 2001) and City National Plaza (beginning January 2003).

Thomas Properties Group, Inc. and TPGI Predecessor

(dollars in thousands, except per share data)

	Thomas Properties Group, Inc.			TPGI Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004	2003	2002
Statement of Operations Data:
Revenues:
Rental	$33,076	$32,618	$7,356	$20,611	$20,418	$20,495
Tenant reimbursements	19,399	18,899	3,882	10,703	9,935	9,620
Parking and other	3,945	4,224	815	2,172	2,036	2,078
Investment advisory, management, leasing and development services	22,154	13,509	2,396	9,583	13,836	6,427

Total revenues	78,574	69,250	14,449	43,069	46,225	38,620

Expenses:
Rental property operating and maintenance	15,115	14,605	3,369	8,371	7,224	6,446
Real estate taxes	5,904	5,803	1,267	3,392	3,299	3,233
Investment advisory, management, leasing and development services	9,986	6,451	904	5,203	6,596	3,402
Interest	20,570	20,784	5,611	18,695	21,362	21,361
Depreciation and amortization	12,661	12,408	2,614	6,206	5,795	5,879
General and administrative	17,202	12,914	2,095	4,487	3,467	2,947

Total expenses	81,438	72,965	15,860	46,354	47,743	43,268

Gain on sale of real estate	10,640	—	—	975	—	—
Gain on purchase of other secured loan	—	25,776	—	—	—	—
Loss from early extinguishment of debt	(360)	(4,497)	—	—	—	—
Interest income	2,974	1,268	300	17	51	55
Equity in net (loss) income of unconsolidated/uncombined real estate entities	(12,909)	(16,259)	(988)	(1,099)	(1,088)	993
Minority interests	1,105	(1,231)	1,128	(1,614)	—	—

Income (loss) before (provision) benefit for income taxes	(1,414)	1,342	(971)	(5,006)	(2,555)	(3,600)
(Provision) benefit for income taxes	(635)	(698)	390	—	—	—

Net income (loss)	$(2,049)	$644	$(581)	$(5,006)	$(2,555)	$(3,600)

Earnings (loss) per share—basic and diluted	$(0.14)	$0.05	$(0.04)
Weighted average common shares outstanding—basic	14,339,032	14,301,932	14,290,097
Weighted average common shares outstanding—diluted	14,339,032	14,308,087	14,290,097

Cash flows from:
Operating activities	$27,606	$20,820	$(5,435)	$11,255	$13,374	$8,704
Investment activities	(25,502)	(54,510)	(88,746)	5,380	(9,117)	(3,027)
Financing activities	(1,676)	41,099	147,154	(16,692)	(4,513)	(4,249)

	December 31,
	Thomas Properties Group, Inc.			TPGI Predecessor
	2006	2005	2004	2003	2002
Balance Sheet Data (at year end):
Investments in real estate, net	$336,154	$313,161	$282,485	$166,701	$170,388
Total assets	518,080	482,447	451,854	229,725	231,164
Mortgages, other secured, and unsecured loans	331,828	325,179	295,890	225,841	238,295
Total liabilities	375,152	344,690	307,760	231,462	242,237
Minority interests	80,678	74,125	77,909	1,133	1,133
Stockholders’ equity (owners’ deficit)	62,250	63,632	66,185	(2,870)	(12,206)
Total liabilities and stockholders’ equity (owners’ deficit)	518,080	482,447	451,854	229,725	231,164

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 46.2% and have control over the major decisions of the Operating Partnership.

During the period from our formation until we commenced operations upon consummation of our initial public offering on October 13, 2004, we did not have any material corporate activity. Because we believe that a discussion of the results of our company prior to the consummation of the offering would not be meaningful, we have set forth below a discussion of our results of operations beginning October 13, 2004 and TPGI Predecessor’s historical results of operations for the period from January 1, 2004 through October 12, 2004.

Critical Accounting Policies and Estimates

Accounting estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the relevant reporting periods. Certain accounting policies are considered to be critical accounting estimates, as these policies require us to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. We believe the following accounting policies reflect the more significant estimates used in the preparation of our financial statements. For a summary of significant accounting policies, see note 3 to our financial statements, included elsewhere in this report.

Investments in real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 3 to our consolidated and combined financial statements. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated and combined statements of operations.

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

Revenue recognition. Leases with tenants are accounted for as operating leases. Rental income is recognized as earned based upon the contractual terms of the leases with tenants. Minimum annual rents are recognized on a straight-line basis over the lease term regardless of when the payments are made. The deferred rents asset on our balance sheets represents the aggregate excess rental revenue recognized on a straight-line basis over the cash received under the applicable lease provisions. Our leases generally contain provisions that require tenants to reimburse us for a portion of property operating expenses and real estate related taxes associated with the property. These reimbursements are recognized in the period the related expenses are incurred. Real estate commissions on leases are generally recorded as income after we satisfy all obligations under the commission agreement. A typical commission agreement provides that we earn 50% of the lease commission upon the execution of the lease agreement by the tenant. The remaining 50% of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will delay recognition of commission revenue until those contingencies are satisfied. Investment advisory, property management and development services fees are recognized when earned under the provisions of the related agreements.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for our company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that we recognize the impact of a tax position in our financial statements if that position would more likely than not be sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle would be recorded as an adjustment to opening retained earnings. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

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

Information regarding significant tenants—Conrail. Currently, the largest tenant in our portfolio is Conrail. Conrail leased 752,999 rentable square feet of office space in Two Commerce Square as of December 31, 2006. This lease represents 31.7% of our consolidated annual rental and tenant reimbursements revenues for the year ended December 31, 2006. The lease has staggered expirations, with 375,000 square feet expiring in 2008 and the remaining 377,999 square feet expiring in 2009. We have entered into leases with tenants currently subleasing this space covering 127,000 square feet commencing 2008, and 399,000 square feet commencing 2009. Of the leases commencing 2008 and 2009, 57,000 square feet will expire in 2009, 74,000 square feet will expire in 2010, 14,000 square feet will expire in 2011, 34,000 square feet will expire in 2012, 339,000 square feet will expire in 2015, and 8,000 square feet will expire in 2016. The lease expiring in 2015 has an early termination option in 2010. Because of these direct leases, we believe we have mitigated some of the risks associated with the Conrail tenant concentration.

Development and redevelopment activities. We believe that our development activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently own interests in four development projects, and our joint venture with CalSTRS includes eight redevelopment properties and two development sites. As of December 31, 2006, we had incurred, on a consolidated basis, approximately $91.3 million in costs related to the three development projects. To the extent that we, or joint ventures we are a partner in, do not proceed with projects as planned, development and/or redevelopment costs would need to be evaluated for impairment.

Results of Operations

The results of operations reflect the consolidation/combination of the affiliates that own One Commerce Square (beginning June 1, 2004), Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting:

2121 Market Street (for all periods presented)

City National Plaza (as of January 2003, the date of acquisition)

One Commerce Square (through May 2004)

Reflections I (as of October 2004, the date of acquisition)

Reflections II (as of October 2004, the date of acquisition)

Murano (as of March 2005, the date of formation, through August 1, 2006)

Four Falls Corporate Center (as of March 2005, the date of acquisition)

Oak Hill Plaza (as of March 2005, the date of acquisition)

Walnut Hill Plaza (as of March 2005, the date of acquisition)

Valley Square Office Park (as of March 2005, the date of acquisition, through April 2006, the date of disposition)

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

Intercontinental Center (as of August 2005, the date of acquisition)

2500 City West land (as of December 2005, the date of acquisition)

CityWestPlace (as of June 2006, the date of acquisition)

CityWestPlace land (as of June 2006, the date of acquisition)

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005.

Total revenues. Total revenues increased by $9.3 million, or 13.5%, to $78.6 million for the year ended December 31, 2006 compared to $69.3 million for the year ended December 31, 2005. The significant components of revenue are discussed below.

Rental revenues. Rental revenue remained consistent for each for the twelve month periods ended December 31, 2006 and 2005.

Tenant reimbursements. Revenues remained consistent for each for the twelve month periods ended December 31, 2006 and 2005.

Parking and other revenues. Revenues from parking and other decreased by $279,000, or 6.6%, to $3.9 million for the year ended December 31, 2006 compared to $4.2 million for the year ended December 31, 2005, primarily as a result of a decrease in parking revenues related to the 2101 Market Street property following our commencement of development of the Murano project during the second quarter. Beginning in May 2005, upon commencement of the development of Murano, the incidental parking revenues are accounted for as a reduction of capitalized project costs. In addition, for the year ended December 31, 2006 and 2005, there was $478,000 and $489,000, respectively, in lease termination fees for tenants at One Commerce Square.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $3.3 million, or 70.8%, to $7.9 million for the year ended December 31, 2006 compared to $4.6 million for the year ended December 31, 2005. The increase was primarily due to an increase of $3.3 million in development fees relating to a professional services agreement with NBC Universal, Inc. to advise on a plan for future development at its Universal City property in Los Angeles. This agreement was entered into in March 2006.

Investment advisory, management, leasing and development services revenues—unconsolidated/uncombined real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated/uncombined real estate entities increased by $5.4 million, or 60.4%, to $14.2 million for the year ended December 31, 2006 compared to $8.9 million for the year ended December 31, 2005. This increase was primarily a result of fee income related to the investments in Houston and suburban Philadelphia, which were acquired in August 2005 and March 2005, respectively, by our joint venture with CalSTRS. Investment advisory, management, leasing and development fees increased by $3.3 million during the year ended December 31, 2006 relating to a full year of operations for these acquired properties. In addition, the increase was a result of an acquisition fee of $1.1 million and leasing, property management and advisor fees of $1.6 million related to an additional acquisition in Houston (CityWestPlace) in June 2006. Furthermore, the advisor fees and property management fees for City National Plaza increased $0.7 million due to a higher asset valuation and increased revenue, respectively.

The increase was partially offset by acquisition fees of $1.1 million and $0.7 million in the year ended December 31, 2005 related to the August 2005 Houston acquisition and the March 2005 suburban Philadelphia acquisition, respectively.

Total expenses. Total expenses increased by $8.5 million, or 11.6%, to $81.4 million for the year ended December 31, 2006 compared to $73.0 million for the year ended December 31, 2005. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $500,000, or 3.5%, to $15.1 million for the year ended December 31, 2006 as compared to $14.6 million for the year ended December 31, 2005, primarily due to an increase in electricity and engineering costs.

Real estate taxes. Real estate taxes remained consistent for each for the twelve month periods ended December 31, 2006 and 2005.

Investment advisory, management, leasing and development services expenses. These expenses increased by $3.6 million, or 56.9%, to $9.8 million for the year ended December 31, 2006 as compared to $6.2 million for the year ended December 31, 2005, primarily due to an increase in: salaries and employment related costs due to an increase in the number of personnel; leasing agency fees related to increased leasing volume in our Houston portfolio; and professional fees related to our NBC Universal, Inc. agreement, which began in March 2006.

Interest expense. Interest expense remained consistent for each for the twelve month periods ended December 31, 2006 and 2005.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for each for the twelve month periods ended December 31, 2006 and 2005.

General and administrative. General and administrative expense increased by $4.3 million, or 33.2%, to $17.2 million for the year ended December 31, 2006 compared to $12.9 million for the year ended December 31, 2005. The increase is primarily due to an increase in: salaries and employment related costs, the number of personnel, and non-cash compensation expense related to our restricted incentive unit awards, offset by a decrease in Sarbanes-Oxley related professional fees as well as external tax and audit services fees.

Gain on sale of real estate. Gain on sale of real estate was $10.6 million for the year ended December 31, 2006 due to the sale of a 14.1 acre parcel at Campus El Segundo in 2006. The parcel was sold for $24.6 million resulting in a total gain of $18.4 million. We are obligated to fund certain infrastructure improvements with respect to the development of the sold parcel of which the remaining amount is approximately $2.5 million; therefore we recorded a deferred gain, which has a balance of approximately $7.8 million as of December 31, 2006. We also sold a 5.4 acre parcel and deeded a 1.0 acre parcel to the City of El Segundo, which resulted in no gain or loss.

Gain on purchase of other secured loan. Gain on purchase of other secured loan was $25.8 million for the year ended December 31, 2005 due to the purchase of the Two Commerce Square Junior B mezzanine loan in April 2005 at a discount to face amount and accrued interest.

Loss from early extinguishment of debt. Loss from early extinguishment of debt is comprised of defeasance costs related to the One Commerce Square mortgage loan. These defeasance costs decreased by $4.1 million, or 92%, to a loss of $360,000 for the year ended December 31, 2006 compared to a loss of $4.5 million for the year ended December 31, 2005.

Interest income. Interest income increased $1.7 million, or 134.5%, to $3 million for the year ended December 31, 2006 compared to $1.3 million for the year ended December 31, 2005, primarily due to higher average cash balances invested at higher rates.

Equity in net loss of unconsolidated real estate entities. Equity in net loss of unconsolidated real estate entities decreased by $3.4 million, or 20.6%, to a net loss of $12.9 million for the year ended December 31, 2006 compared to a net loss of $16.3 million for the year ended December 31, 2005. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Revenue	$138,259	$75,845
Operating and other expenses	(86,672)	(51,855)
Interest expense	(57,807)	(29,730)
Depreciation and amortization	(56,817)	(33,086)
Minority interest	(1,650)	3,910
Income (loss) from discontinued operations	6,328	(1,566)
Cumulative effect of a change in accounting principle	—	(1,279)

Net loss	$(58,359)	$(37,761)

Thomas Properties’ share of net loss	$(14,473)	$(17,112)
Intercompany eliminations	1,564	853

Equity in net loss of unconsolidated real estate entities	$(12,909)	$(16,259)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated/uncombined real estate entities for the year ended December 31, 2006 compared to the year ended December 31, 2005 increased primarily due to the acquisition of our interests in the four properties in suburban Philadelphia in March 2005, the four properties in Houston in August 2005, and CityWestPlace in Houston in June 2006. Additionally, the various revenue and operating expense accounts increased due to increased occupancy at City National Plaza.

Aggregate interest expense increased by $28.1 million, or 94.4%, to $57.8 million for the year ended December 31, 2006 compared to $29.7 million for the year ended December 31, 2005 primarily as a result of an increase in interest expense of $16.5 million related to the acquisition of the five properties in Houston, and an increase of $1.6 million related to the acquisition of the suburban Philadelphia properties. The increase was also due to refinancing of the City National Plaza mortgage and mezzanine loans in July 2006, resulting in higher additional borrowings in 2006, which resulted in an increase in interest expense of $9.6 million.

Aggregate depreciation and amortization expense increased by $23.7 million, or 71.7%, to $56.8 million for the year ended December 31, 2006 compared to $33.1 million for the year ended December 31, 2005 primarily as a result of additional depreciation and amortization expense of $19.4 million due to the acquisition of the five properties in Houston. In addition, the increase is a result of additional real estate improvements at City National Plaza during 2006, which resulted in an increase of $3.5 million in depreciation and amortization expense for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Income (loss) from discontinued operations is the result of the classification of one of the properties in suburban Philadelphia as held for sale in November 2005. The increase of $7.7 million was primarily due to a gain of $6.3 million resulting from the sale of the property in April 2006. The increase was also due to a decrease in depreciation and amortization expense, which ceased when the property was classified as held for sale beginning November 2005. Depreciation and amortization expense was $0 and $2.1 million for the years ended December 31, 2006 and December 31, 2005, respectively.

The cumulative effect of a change in accounting principle is the result of the adoption of an accounting principle that provided clarification with respect to the timing of liability recognition for legal obligations associated with the removal of asbestos when the timing and/or method of settlement of the obligation is conditional on a future event. This accounting principle was adopted in 2005.

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

Interest expense. Interest expense decreased by $3.5 million or 14.5% to $20.8 million for the year ended December 31, 2005 compared to $24.3 million for the year ended December 31, 2004. This decrease is primarily due to a decrease in interest expense relating to Two Commerce Square of $2.3 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to the purchase of the

Junior B mezzanine loan in April 2005 and the amortizing loan balances for the mortgage and mezzanine loans. The decrease was also due to an agreement with the lender on the One Commerce Square mezzanine loan regarding the calculation of deferred interest. We repaid the principal amount of this loan in April 2005, and had accrued $1.0 million of deferred interest. The lender agreed to payment of deferred interest of $515,000, and the remaining $515,000 was recorded as a decrease to interest expense in 2005. Further, the decrease is also the result of an increase in capitalized interest of $1.8 million related to the Four Points Centre, Campus El Segundo, and Murano development properties. We began capitalizing interest on Four Points Centre, Campus El Segundo, and Murano in October 2004, April 2005, and July 2005, respectively. This decrease was offset as a result of five incremental months of expense in the amount of $1.4 million due to the combination of the operating results of One Commerce Square as of June 1, 2004.

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

General and administrative. General and administrative expense increased by $6.3 million, or 96.2%, to $12.9 million for the year ended December 31, 2005 compared to $6.6 million for the year ended December 31, 2004. The increase is primarily due to an increase in salaries and employment related costs and overhead of becoming a public company on October 13, 2004. Overhead expenses include such costs as Sarbanes-Oxley related costs and directors’ and officers’ insurance premiums.

Gain on sale of real estate. Gain on sale of real estate was $975,000 for the year ended December 31, 2004 due to the sale of a parcel of development property at our Four Points Centre project in Austin, Texas, which was sold to an unaffiliated third party. There were no land sales for the year ended December 31, 2005.

Gain on purchase of other secured loan. Gain on purchase of other secured loan was $25.8 million for the year ended December 31, 2005 due to the purchase of the Two Commerce Square Junior B mezzanine loan in April 2005 at a discount to the face amount and accrued interest.

Loss from early extinguishment of debt. Loss from early extinguishment of debt was $4.5 million for the year ended December 31, 2005 due to the defeasance of the One Commerce Square mortgage loan in December 2005.

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

Cumulative effect of a change in accounting principle is the result of the adoption of an accounting principle that provided clarification with respect to the timing of liability recognition for legal obligations associated with the removal of asbestos when the timing and/or method of settlement of the obligation is conditional on a future event. This accounting principle was adopted in 2005.

Liquidity and Capital Resources

As of December 31, 2006, we have unrestricted cash and cash equivalents of $64.3 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations, however we may choose to raise additional funds through an equity offering or sale of other securities of our company to increase our public float and the liquidity of an interest held in our stock. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the issuance of common or preferred equity securities, including convertible securities or debt securities. In addition, we may in the future issue common stock or additional interests in our Operating Partnership in the context of an acquisition. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of December 31, 2006, we have an unfunded capital commitment to our joint venture with CalSTRS of $25.0 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

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

Development and Redevelopment Projects

We currently own interests in four development projects and our joint venture with CalSTRS includes eight redevelopment properties and two development sites. We have considerable expertise in the completion of large-scale development and redevelopment projects. The construction of Murano, a 302-unit high-rise residential condominium project, commenced in the second quarter of 2006. We anticipate developing the other two development projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In 2006, a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, which provides proceeds to cover the estimated future redevelopment costs for this property. Construction of the Murano is financed in part with a $142.5 million construction loan. Presently, we have not obtained construction financing for the other two development projects. If we finance the development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, we also own majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $4.4 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during 2007 and 2008.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at December 31, 2006 is as follows (in thousands):

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
Regularly scheduled principal payments	$8,892	$3,200	$500	$492	$6,099	$7,992	$27,175
Balloon principal payments due at maturity	38,693	—	3,900	34,432	—	227,628	304,653
Interest payments—fixed rate debt	21,957	21,428	21,978	14,934	14,269	39,005	133,571
Interest payments—variable rate debt (1)	2,172	—	—	—	—	—	2,172
Capital commitments (2)	37,207	—	—	—	—	—	37,207
Purchase commitment (3)	530	—	—	—	—	—	530
Operating lease (4)	127	127	53	—	—	—	307

Total	$109,578	$24,755	$26,431	$49,858	$20,368	$274,625	$505,615

(1)	The interest payments on the Four Points Centre and El Segundo mortgage loans are based on the prime rate or LIBOR. The interest rate for the Four Points Centre mortgage loan was 8.25% and 7.25% as of December 31, 2006 and 2005, respectively. For the El Segundo mortgage loan, $10.8 million and $6.5 million bear interest at 7.69% and 7.88%, respectively as of December 31, 2006.

(2)

Capital commitments of our company, our Operating Partnership and other consolidated subsidiaries include approximately $970,000 of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, we have an unfunded capital commitment of $25.0 million to our joint venture with CalSTRS. This unfunded commitment is subject to the approval of both us and CalSTRS to acquire properties not yet identified or other cash uses. As the identification, approval and successful closing of such acquisitions is uncertain, the timing and amount of capital to be contributed is not known. We estimate, however, that we will fund the remaining capital commitment in 2007. As part of the sale of two parcels at El Segundo, we are obligated to fund $3 million in infrastructure improvements. As of December 31, 2006, $588,000 had been incurred and it is expected that the remaining obligation of $2.4 million will be incurred in 2007.

(3)	We have entered into an agreement to acquire a parcel of land located near our Four Points Centre development project in Austin, Texas for $530,000. We expect this acquisition to close in the second quarter of 2007.

(4)	Represents the future minimum lease payments on our long-term operating lease for our corporate offices at City National Plaza. The table does not reflect available maturity extension options.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of December 31, 2006, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties as of December 31, 2006 (in thousands). We have not guaranteed any of the debt.

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07	%(2)	$355,300	7/17/08
Senior mezzanine loan (Note A)	LIBOR + 2.59	(2)	12,026	7/17/08
Senior mezzanine loan (Note B)	LIBOR + 1.90	(2)	24,000	7/17/08
Senior mezzanine loan (Note C)	LIBOR + 2.25	(2)	24,000	7/17/08
Senior mezzanine loan (Note D)	LIBOR + 2.50	(2)	24,000	7/17/08
Senior mezzanine loan (Note E)	LIBOR + 3.05	(2)	22,700	7/17/08
Junior mezzanine loan	LIBOR + 5.00	(2)	10,307	7/17/08
CityWestPlace
Senior mortgage loan	6.16		121,000	7/6/16
Senior mortgage loan	LIBOR + 1.25	(2)	82,400	6/1/08
San Felipe Plaza
Senior mortgage loan	5.28		101,500	8/11/10
Senior mortgage loan (3)	LIBOR + 3.00		2,120	8/11/10
2500 City West
Senior mortgage loan	5.28		70,000	8/11/10
Senior mortgage loan (4)	LIBOR + 3.00		3,113	8/11/10
Brookhollow Central I, II and III / Intercontinental Center
Senior mortgage loan	LIBOR + 2.25	(2)	53,000	8/9/07
Senior mortgage loan (5)	LIBOR + 3.25	(2)	1,984	8/9/07
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (6) (7)	LIBOR + 3.25	(2)(9)	7,867	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (7) (8)	LIBOR + 3.25	(2)(9)	5,400	3/6/10
2121 Market Street mortgage loan (10)	6.05		19,404	8/1/33
Reflections I mortgage loan	5.23		22,870	4/1/15
Reflections II mortgage loan	5.22		9,529	4/1/15

			$1,050,020

(1)	The senior mortgage loan and senior mezzanine loans B through E are subject to exit fees equal to .25% of the loan amounts. The senior mezzanine loan A and junior mezzanine loan, with maximum borrowings up to $70 million and $60 million, respectively, are subject to an exit fee equal to .5% of the outstanding loan amount. Under certain circumstances all of the exit fees will be waived.
(2)	Our joint venture with CalSTRS has purchased interest rate cap agreements for the funded portion of these loans.
(3)	Our joint venture with CalSTRS may borrow up to $16.2 million under this loan.
(4)	Our joint venture with CalSTRS may borrow up to $15.5 million under this loan.
(5)	Our joint venture with CalSTRS may borrow up to $32.8 million under this loan.
(6)	Our joint venture with CalSTRS may borrow up to $12.9 million under this loan.
(7)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.
(8)	Our joint venture with CalSTRS may borrow up to $13.4 million under this loan.
(9)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of December 31, 2006, one month LIBOR exceeded 2.25%, per annum.
(10)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

Cash Flows

Comparison of year ended December 31, 2006 to year ended December 31, 2005

Cash and cash equivalents were $64.3 million as of December 31, 2006 and $63.9 million as of December 31, 2005.

Operating Activities—Net cash provided by operating activities increased by $6.8 million to $27.6 million for the year ended December 31, 2006 compared to $20.8 million for the year ended December 31, 2005. The increase was primarily the result of a net increase in non-cash expenses of $1.1 million and distributions of $5.8 million from unconsolidated real estate entities, offset by a decrease in net income (loss), a net decrease in non-cash income and changes in assets and liabilities. Net income (loss) changed by $2.6 million, from a net income of $644,000 for the year ended December 31, 2005 to a net loss of $2.0 million for the year ended December 31, 2006. The decrease in non-cash income was primarily a result of 2005 activities which included the $25.8 million gain from the purchase of the Two Commerce Square Junior B Mezzanine loan, offset by a $4.5 million loss from early extinguishment of the loan and a 2006 increase due to the gain of $10.6 million for the sale of a 14 acre parcel of El Segundo.

Further, net cash provided by operations decreased due to net changes in assets and liabilities of $6.2 million. This decrease was primarily a result of $3.1 million decrease for prepaid rent and $4.7 million decrease for accounts payable and other liabilities offset by a $1.9 million increase in due to affiliates.

Investing Activities—Net cash used in investing activities decreased by $29 million to $25.5 million for the year ended December 31, 2006 compared to $54.5 million for the year ended December 31, 2005. The decrease was primarily the result of the sale of a 14 acre parcel of El Segundo for $29.5 million.

Financing Activities—Net cash provided by financing activities decreased by $42.8 million to net cash used in financing activities of $1.7 million for the year ended December 31, 2006 compared to $41.1 million provided for the year ended December 31, 2005. The decrease was primarily a result of activities from the year ended December 31, 2005 which include the repayment of the One Commerce Square mezzanine loan of $9.3 million, repayment of the 2101 Market Street mortgage loan of $3.5 million, and the refinancing of One Commerce Square in which the $72.2 million mortgage loan was defeased and $4.8 million in defeasance costs were incurred, offset by the new mortgage loan proceeds of $130.0 million.

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Cash and cash equivalents were $63.9 million as of December 31, 2005 and $56.5 million as of December 31, 2004.

Operating Activities—Net cash provided by operating activities increased by $15.0 million to $20.8 million for the year ended December 31, 2005 compared to $5.8 million for the year ended December 31, 2004. The increase was primarily a result of an increase in net income, non-cash expenses and distributions of $2.1 million from unconsolidated real estate entities, and a net increase in non-cash income. Net income (loss) changed by $6.2 million, from a net loss of $5.6 million for the year ended December 31, 2004 to net income of $644,000 for the year ended December 31, 2005. The increase in non-cash expenses was primarily a result of an increase of $14.2 million in equity in net loss of unconsolidated/uncombined real estate entities, an increase in depreciation and amortization expense of $3.6 million resulting from the inclusion of the results of One Commerce Square effective June 1, 2004, and an increase in minority interest of $745,000. The net increase in non-cash income was the result of a $25.8 million gain from the purchase of the Two Commerce Square Junior B mezzanine loan in 2005, offset by a $4.5 million loss from early extinguishment of debt in 2005 and a $975,000 gain on sale of real estate in 2004.

Further, net cash provided by operations increased due to net changes in assets and liabilities of $8.6 million. This increase was a result of a $5.0 million increase in prepaid rent at Two Commerce Square, a $3.4 million increase in deferred interest payable, a $1.7 million increase in other assets, a $1.5 million increase in accounts payable and other liabilities, a $2.0 million increase in rents and other receivables, and a $1.1 million increase in a deferred tax asset. The increase was offset by a $3.7 million decrease in amounts due to affiliate, and a $2.4 million decrease in receivables from unconsolidated real estate entities.

Investing Activities—Net cash used in investing activities decreased by $28.9 million to $54.5 million for the year ended December 31, 2005 compared to $83.4 million for the year ended December 31, 2004. The decrease was primarily the result of the acquisitions related to our formation transactions concurrent with our initial public offering in 2004, including the acquisition of the 50% interest in One Commerce Square owned by an unaffiliated third party for $24.0 million, an additional interest in City National Plaza increasing our interest from 4.3% to 21.3% for $21.0 million, a 25% interest in each of Reflections I and Reflections II for $11.8 million and the redemption of the preferred equity interest in One Commerce Square for $11.7 million. The decrease was also a result of a $14.0 million decrease in short-term investments. These decreases were offset as a result of the exercise of the Campus El Segundo purchase option and buy-out of the minority interest partner for $31.1 million, acquisition of the properties in suburban Philadelphia and Houston in 2005 for $8.8 million and $15.3 million, respectively, by our joint venture with CalSTRS, an increase in net contributions to unconsolidated/uncombined real estate entities of $4.6 million, and an increase in real estate improvements of $711,000. In addition, during the year ended December 31, 2004, cash of $2.6 million resulted from the consolidation of One Commerce Square and proceeds of $3.3 million were received from the sale of development property to an unaffiliated third party, with no corresponding amounts during the year ended December 31, 2005.

Financing Activities—Net cash provided by financing activities decreased by $89.4 million to $41.1 million for the year ended December 31, 2005 compared to $130.5 million for the year ended December 31, 2004. The decrease was primarily a result of the net proceeds received from the sale of our common stock upon consummation of our initial public offering in 2004 of $151.9 million and the payment of dividends to common stockholders and distributions to limited partners in the Operating Partnership of $5.7 million in 2005. The decrease was also a result of the repayment of the One Commerce Square mezzanine loan of $9.3 million, repayment of the 2101 Market Street mortgage loan, and the purchase of the Two Commerce Square Junior B mezzanine loan for $2.5 million. The decrease was offset by the refinancing of One Commerce Square in 2005, in which the $72.2 million mortgage loan was defeased and $4.8 million in defeasance costs were incurred, offset by the new mortgage loan proceeds of $130.0 million. The decrease was also offset by a decrease in net distributions from TPGI Predecessor of $8.1 million.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. We have one multi-family residential rental property and have started construction on Murano, a high-rise residential tower in Philadelphia. The existing residential property is located in the Philadelphia central business district and subject to short-term leases. Inflationary increases can often be offset by increased rental rates, however, a weak economic environment may restrict our ability to raise rental rates.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. We mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we intend to use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of December 31, 2006, our company had $38.7 million of outstanding consolidated floating rate debt.

The unconsolidated real estate entities have total debt of $1,050 million, of which $628.2 million bears interest at floating rates. As of December 31, 2006, interest rate caps have been purchased for each of these floating rate loans except for two loans representing $5.2 million in aggregate borrowings.

Our fixed and variable rate long-term debt at December 31, 2006 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2007	$8,892	$38,693	$47,585
2008	3,200	—	3,200
2009	4,400	—	4,400
2010	34,924	—	34,924
2011	6,099	—	6,099
Thereafter	235,620	—	235,620

Total	$293,135	$38,693	$331,828

Weighted average interest rate	7.7%	7.4%	7.6%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At December 31, 2006, our variable rate long-term debt represents 11.7% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 10% of the weighted average variable rate at December 31, 2006, the net impact would be increased costs of $290,000 per year.

As of December 31, 2006, the fair value of our mortgage and other secured loans aggregates $325.9 million, compared to the aggregate carrying value of $331.8 million.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are filed with this report on Form 10-K commencing on page 58.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of our internal control over financial reporting. Based upon this assessment, our management concluded that our internal control over financial reporting operated effectively as of December 31, 2006. Our independent registered public accounting firm, Ernst & Young LLP, has audited our financial statements and has issued an attestation report on our assessment of internal control over financial reporting as of December 31, 2006, which is included herein.

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

Changes in Internal Control over Financial Reporting

We previously identified material weaknesses in our internal controls over the financial reporting close process with respect to our accounting for depreciation allocations related to our investment in certain joint ventures, and the recognition of compensation expense related to incentive units issued in our Operating Partnership. During the quarter ended December 31, 2006, we executed action to remediate these weaknesses by revising our financial statement close process to include the use of more comprehensive checklists. In the third quarter of 2006, we had previously allocated profit and loss based on allocation ratios specified in the joint venture agreements. We reviewed all of our joint venture agreements to confirm we have calculated the depreciation allocations based upon the allocation of cash distributions and liquidating distributions in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”. We previously did not record compensation expense for the fair market value of our incentive units granted until a “book-up” event as defined in our Operating Partnership Agreement occurred. Based upon SFAS No. 123, we determined that compensation expense should be recorded based on the fair value of the units recognized ratably over the applicable vesting period. We consider these adjustments to be immaterial to prior periods. These errors were remediated by December 31, 2006. For the incentive units issued, part of our updated comprehensive checklists includes procedures to obtain valuations at the date of grant of these incentive units which will allow us to measure the appropriate compensation charge to record. We may make further changes in our internal control processes from time to time in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Thomas Properties Group, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (owners’ deficit) and cash flows for the year ended of the Company and our report dated April 2, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Los Angeles, California

April 2, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 30, 2007. The information concerning Section 16(a) beneficial ownership reporting and corporate governance, including our nominating committee process, and audit committee members, will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Name	Age	Position
James A. Thomas	70	Chairman of the Board, President and Chief Executive Officer
R. Bruce Andrews	66	Director
Edward D. Fox	59	Director
Winston H. Hickox	64	Director
John Goolsby	65	Director
Randall L. Scott	51	Executive Vice President and Director
John R. Sischo	50	Executive Vice President and Director
Diana M. Laing	52	Chief Financial Officer and Secretary
Thomas S. Ricci	49	Executive Vice President
Robert D. Morgan	41	Senior Vice President, Accounting and Administration

James A. Thomas serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Thomas has served on our Board of Directors since the Company was organized in March 2004. Mr. Thomas founded TPGI Predecessor, and served as the Chairman of the Board and Chief Executive Officer of TPGI Predecessor from 1996 to the consummation of our initial public offering in October 2004. Prior to founding TPGI Predecessor, Mr. Thomas served as a co-managing partner of Maguire Thomas Partners, a national full-service real estate operating company from 1983 to 1996. In 1996, Maguire Thomas Partners was divided into two companies with Mr. Thomas forming TPGI Predecessor with other key members of the former executive management at Maguire Thomas Partners. Mr. Thomas also served as Chief Executive Officer and principal owner of the Sacramento Kings NBA Basketball team and the ARCO Arena from 1992 until 1999. Mr. Thomas serves on the board of directors of the Townhall Los Angeles, SOS Coral Trees, Los Angeles Chamber of Commerce, Center Theatre Group, and the National Advisory Council of the Cleveland Marshall School of Law. He serves on the board of trustees of the Ralph M. Parsons Foundation in Los Angeles, Baldwin Wallace College in Cleveland, the Los Angeles County Museum of Art, and St. John’s Health Center Foundation in Santa Monica, California. Mr. Thomas also serves on the board of governors of the Music Center of Los Angeles County and is a member of the Rand Advisory Board. Mr. Thomas received his Bachelor of Arts degree in economics and political science with honors from Baldwin Wallace College in 1959. He graduated magna cum laude with a juris doctorate degree in 1963 from Cleveland Marshall Law School.

R. Bruce Andrews. Mr. Andrews has been a member of our Board of Directors since October 2004. Until his retirement in April 2004, Mr. Andrews served as the President and Chief Executive Officer of Nationwide Health Properties, Inc., a real estate investment trust, which position he had held since September 1989. Mr. Andrews’ previous experience includes serving in various capacities including Chief Financial Officer, Chief Operating Officer and Director of American Medical International. He began his career as an auditor with Arthur Andersen and Company. Mr. Andrews graduated from Arizona State University with a Bachelor of Science degree in accounting. Mr. Andrews currently serves on the board of directors for Nationwide Health Properties, Inc.

Edward D. Fox. Mr. Fox has been a member of our Board of Directors since October 2004. Since January 2003, Mr. Fox has served as Chairman and Chief Executive Officer of Vantage Property Investors, LLC, a private real estate investment and development company. Prior to 2003, Mr. Fox was Chairman and Chief Executive Officer of Center Trust, a real estate investment trust, from 1998 to January 2003 when Center Trust was acquired by Pan Pacific Retail Properties. Mr. Fox co-founded and served as the Chairman of CommonWealth Partners, a fully integrated real estate operating company, from 1995 through October 2003. Prior to forming CommonWealth Partners, Mr. Fox was a senior partner with Maguire Thomas Partners. A certified public accountant, Mr. Fox started his career in public accounting specializing in real estate transactions. Mr. Fox serves on the Dean’s advisory council for the USC School of Architecture and the board of directors of the Orthopaedic Hospital Foundation and the Los Angeles Boy Scouts. He is a member of the International Council of Shopping Centers, Urban Land Institute and the American Institute of Certified Public Accountants. He received a bachelor’s degree in accounting and a master’s degree in business, both with honors, from the University of Southern California.

Winston H. Hickox. Mr. Hickox has been a member of our Board of Directors since October 2004. Since September 2006 he has been a partner in the government affairs consulting firm California Strategies, LLC. From June 2004 to July 2006, he was a Senior Portfolio Manager for the California Public Employees Retirement System, responsible for the design and implementation of environmental investment initiatives. From January 1999 to November 2003, Mr. Hickox served as Secretary of the California Environmental Protection Agency, and was responsible for a broad range of programs created to protect California’s human and environmental health. From December 1994 to May 1998, Mr. Hickox was a partner in LaSalle Advisors, Ltd. Prior to joining LaSalle Advisors, Ltd., Mr. Hickox was a Managing Director with Alex, Brown Kleinwort Benson Realty Advisors Corp. From April 1997 to January 1999, Mr. Hickox served as an alternate Commissioner on the California Coastal Commission. He was President of the California League of Conservation Voters from 1990 to 1994. He is currently a member of the board of Cadiz, Inc. and the Sacramento County Employees’ Retirement System. Mr. Hickox is a graduate of the California State University at Sacramento with a bachelor of science degree in business administration in 1965, and obtained a master of business administration degree in 1972 from Golden Gate University.

John Goolsby. Mr. Goolsby has been a member of the Board of Directors since May 2006. He is a private investor and from 1988 until his retirement in 1998, he served as the President and Chief Executive Officer of The Howard Hughes Corporation, a real estate development company. He currently serves as a director of Tejon Ranch Company.

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

John R. Sischo serves us as an Executive Vice President and Director. Mr. Sischo has been a member of our Board of Directors since April 2004. He is responsible for our investment management services, including oversight of our relationship with CalSTRS, acquisition efforts and our capital market relationships. He served as Chief Financial Officer of TPGI Predecessor from April 1998 until our formation in March 2004. Prior to joining TPGI Predecessor, Mr. Sischo was with Banker’s Trust from 1989 to 1998 where he was instrumental in developing Bankers Trust’s real estate investment management practice. Prior to 1989, Mr. Sischo was with

Security Pacific Corporation’s real estate investment banking practice. He began his career at Merrill Lynch Capital Markets. Mr. Sischo is on the board of directors of the Center City Association, a Los Angeles non-profit special services organization. Mr. Sischo received a bachelor’s degree in political science from the University of California at Los Angeles.

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

Robert D. Morgan serves us as a Senior Vice President responsible for accounting and administration. He served us as a Vice President from April 2004 to December 2006 in the same capacity. Mr. Morgan joined TPGI Predecessor in March 2000 from Arthur Andersen LLP, where he spent 10 years in the real estate service group. At Arthur Andersen, Mr. Morgan was a Senior Manager specializing in providing audit and transaction due diligence services to real estate developers, owners, lenders and operators. Mr. Morgan earned a bachelor of science degree in business administration with a concentration in accounting from California Polytechnic State University at San Luis Obispo. Mr. Morgan is a certified public accountant, licensed by the State of California.

The information concerning our audit committee financial expert required by Item 10 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information concerning our executive compensation and director compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

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

We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. Of this amount, we committed to issue 46,667 shares of restricted stock with an aggregate value of $560,000 following consummation of our initial public offering, and vesting commenced on October 13, 2004. In March 2005, we issued 730,003 incentive units under the Incentive Plan, for which the vesting period commenced on October 13, 2004. In February 2006, an additional 120,000 incentive units and 60,000 shares of restricted stock were issued under the Incentive Plan, which vest in February 2009; the 60,000 shares of restricted stock have an aggregate value of $740,400. In addition, 6,419, 4,984 and 10,000 shares of restricted common stock were granted to our four non-employee directors under our Non-Employee Directors’ Restricted Stock Plan on May 24, 2006, June 15, 2005 and October 13, 2004, respectively, and vesting commenced on the date of issue. The total number of shares under the Non-Employee Directors’ Restricted Stock Plan available for grant is 60,000. The shares entitle the holder to full voting rights and the holder will receive any dividends paid.

We have no equity compensation plans that were not approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans
Equity compensation plans approved by security holders at December 31, 2006	389,166	$12.41	225,505	(1)
Equity compensation plans approved by security holders at December 31, 2005	334,027	$12.26	285,021	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	May only be granted as options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

The following consolidated and combined financial information is included as a separate section of this report on Form 10-K:

INDEX TO FINANCIAL STATEMENTS

Page
Thomas Properties Group, Inc. and Subsidiaries and Thomas Properties Group, Inc. Predecessor:
Report of Independent Registered Public Accounting Firm	58
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of December 31, 2006 and 2005	60
Consolidated and Combined Statements of Operations for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004	61
Consolidated and Combined Statements of Stockholders’ Equity (Owners’ Deficit) for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004	62
Consolidated and Combined Statements of Cash Flows for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004	63
Notes to Consolidated and Combined Financial Information	65
Schedule III: Investments in Real Estate	99

TPG/CalSTRS, LLC:
Report of Independent Registered Public Accounting Firm	100
Report of Independent Registered Public Accounting Firm	101
Consolidated Balance Sheets as of December 31, 2006 and 2005 (As restated, Note 8)	102
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 (As restated, Note 8) and 2004 (As restated, Note 8)	103
Consolidated Statements of Members’ Equity and Comprehensive Loss for the years ended December 31, 2006, 2005 (As restated, Note 8) and 2004 (As restated, Note 8)	104
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 (As restated, Note 8) and 2004 (As restated, Note 8)	105
Notes to Consolidated Financial Information	106

(b) Exhibits

3.1		Second Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2		Bylaws of the Registrant. (2)

10.1	*	2004 Equity Incentive Plan of Thomas Properties Group, Inc. (3)

10.2		Operating Partnership Agreement. (4)

10.3		Master Contribution Agreement entered into by James A. Thomas and the other contributors party thereto. (4)

10.4		Non-Employee Directors Restricted Stock Plan. (4)

10.5		Pairing Agreement between the Registrant and its Operating Partnership. (4)

10.6	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers. (2)

10.7*	Employment Agreement between the Registrant and Mr. James A Thomas. (4)

10.8*	Employment Agreement between the Registrant and Mr. Thomas S. Ricci. (4)

10.9*	Employment Agreement between the Registrant and Mr. Randall L. Scott. (4)

10.10*	Employment Agreement between the Registrant and Mr. John R. Sischo. (4)

10.11*	Employment Agreement between the Registrant and Ms. Diana M. Laing. (4)

10.12+	Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (2)

10.13	Registration Rights Agreement between the Registrant and the parties thereto. (4)

10.14	Loan Agreement dated as of July 31, 2003 between Philadelphia Plaza-Phase II, LP as Borrower and Morgan Stanley Mortgage Capital, Inc. as Lender. (2)

10.15	Loan Agreement dated as of March 16, 1998 between Goldman Sachs Mortgage Company as Lender and Commerce Square Partners-Philadelphia Plaza, LP as Borrower. (2)

10.16	Senior Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 1, LP as Guarantor and DB Realty Mezzanine Investment Fund II, LLC as Lender. (2)

10.17	Junior A Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 2, LP as Guarantor and DB Realty Mezzanine Parallel Fund II, LLC as Lender. (2)

10.18	Junior B Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 3, LP as Guarantor and DB Realty Mezzanine Parallel Fund II, LLC as Lender. (2)

10.19	Thomas Properties Group, Inc. Form of Restricted Shares Award Agreement. (3)

10.20	Thomas Properties Group, Inc., Form of Incentive Unit Award Agreement. (3)

10.21	Thomas Properties Group, Inc. Form of Non-Qualified Option Award Agreement. (3)

10.22	Thomas Properties Group, Inc. Form of Non-Employee Directors’ Restricted Shares Award Agreement. (3)

10.23	Loan Agreement between TPG Oak Hill/Walnut Hill, LLC and Greenwich Capital Financial Products, Inc. (3)

10.24	Loan Agreement between TPG Four Falls, LLC and Greenwich Capital Financial Products, Inc. (3)

10.25	Loan Agreement between TPG—San Felipe Plaza, L.P. and Nomura Credit & Capital, Inc. (5)

10.26	Loan Agreement between TPG—2500 City West, L.P. and Nomura Credit & Capital, Inc. (5)

10.27	Loan Agreement between TPG—BH/ICC, L.P. and Nomura Credit & Capital, Inc. (5)

10.28	Loan Agreement between TPG—Commerce Square Partners—Philadelphia Plaza, L.P. as borrower and Greenwich Capital Financial Products, Inc. as lender (6)

10.29	Loan Agreement between TPG-2101 CityWest 1&2, L.P. and Greenwich Capital Financial Products, Inc. (7)

10.30	Loan Agreement between TPG-2101 CityWest 3&4, L.P. and Greenwich Capital Financial Products, Inc. (7)

10.31	Loan Agreement between 515/555 Flower Associates, LLC and Citigroup Global Markets Realty Corp. (7)

10.32	Loan Agreement between 515/555 Flower Mezzanine Associates, LLC and Citigroup Global Markets Realty Corp. (7)

10.33	Loan Agreement between 515/555 Flower Junior Mezzanine Associates, LLC and Citigroup Global Markets Realty Corp. (7)

10.34	First Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (8)

18.1	Preferability Letter (8)

21.1	Subsidiaries of the Registrant. (8)

23.1	Consent of Deloitte & Touche, LLP. (8)

23.2	Consent of Ernst & Young, LLP. (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any registration statement filed under the Securities Act of 1933.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed October 18, 2004.
(2)	Incorporated by reference from Registration Statement file number 333-11452.
(3)	Incorporated by reference from the Registrant’s Report on Form 10-K filed March 30, 2005.
(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed November 22, 2004.
(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 10, 2005.
(6)	Incorporated by reference from the Registrant’s Report on Form 8-K filed January 5, 2006.
(7)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 9, 2006.
(8)	Filed herewith.
+	Confidential treatment requested.
*	Managerial compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.:

We have audited the accompanying consolidated balance sheet of Thomas Properties Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (owners’ deficit), and cash flows of the Company for the year then ended. Our audit also included the 2006 financial statement schedule listed in the Index to the Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for a deferred tax asset recorded upon the Company’s initial formation transaction.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Los Angeles, California

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.:

We have audited the accompanying consolidated balance sheet of Thomas Properties Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (owners’ deficit), and cash flows of the Company for the year ended December 31, 2005 and for the period from October 13, 2004 (commencement of operations) through December 31, 2004 and the related combined statements of operations, owners’ deficit and cash flows of Thomas Properties Group, Inc. Predecessor, as defined in Note 1, for the period from January 1, 2004 through October 12, 2004. Our audits also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated/combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of operations and cash flows of the Company for the year ended December 31, 2005 and for the period from October 13, 2004 (commencement of operations) through December 31, 2004 and the results of operations and cash flows of Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for the deferred tax asset recorded for differences between the tax basis and reported amounts related to Thomas Properties Group, L.P. and retrospectively adjusted the accompanying financial statements to give effect to the accounting change.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2006 (April 2, 2007 as to Note 2)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

December 31, 2006 and 2005

	2006	2005
ASSETS
Investments in real estate:
Land and improvements	$35,499	$30,017
Land and improvements—development property	65,526	55,389
Construction in progress	25,403	—
Buildings and improvements	254,539	253,095
Tenant improvements	61,831	66,921

	442,798	405,422
Less accumulated depreciation	(106,644)	(104,325)

	336,154	301,097
Investment in real estate—development property held for sale	—	12,064

	336,154	313,161
Investments in unconsolidated real estate entities	52,364	41,124
Cash and cash equivalents	64,343	63,915
Restricted cash	21,500	15,511
Rents and other receivables, net of allowance for doubtful accounts of $419 and $345 as of 2006 and 2005, respectively	2,195	1,804
Receivables—unconsolidated real estate entities	4,074	3,335
Deferred rents	17,610	23,111
Deferred leasing and loan costs, net of accumulated amortization of $7,783 and $7,663 as of 2006 and 2005, respectively	14,707	16,173
Other assets, net	5,133	4,313

Total assets	$518,080	$482,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$265,823	$273,575
Other secured loans	62,105	47,704
Unsecured loan	3,900	3,900
Accounts payable and other liabilities, net	35,458	13,545
Dividends and distributions payable	1,916	1,905
Prepaid rent	3,558	3,753
Deferred tax liability	2,392	308

Total liabilities	375,152	344,690

Minority interests:
Unitholders in the Operating Partnership	76,390	74,099
Minority interests in consolidated real estate entities	4,288	26

Total minority interests	80,678	74,125

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as December 31, 2006 and 2005	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,418,261 and 14,347,465 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	144	143
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of December 31, 2006 and 2005	167	167
Additional paid-in capital	71,095	66,965
Retained deficit	(9,156)	(3,379)
Unearned compensation, net	—	(264)

Total stockholders’ equity	62,250	63,632

Total liabilities and stockholders’ equity	$518,080	$482,447

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	The Company			TPGI Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004
Revenues:
Rental	$33,076	$32,618	$7,356	$20,611
Tenant reimbursements	19,399	18,899	3,882	10,703
Parking and other	3,945	4,224	815	2,172
Investment advisory, management, leasing, and development services	7,913	4,633	1,427	5,089
Investment advisory, management, leasing and development services—unconsolidated/uncombined real estate entities	14,241	8,876	969	4,494

Total revenues	78,574	69,250	14,449	43,069

Expenses:
Rental property operating and maintenance	15,115	14,605	3,369	8,371
Real estate taxes	5,904	5,803	1,267	3,392
Investment advisory, management, leasing, and development services	9,759	6,218	856	4,986
Rent—unconsolidated/uncombined real estate entities	227	233	48	217
Interest	20,570	20,784	5,611	18,695
Depreciation and amortization	12,661	12,408	2,614	6,206
General and administrative	17,202	12,914	2,095	4,487

Total expenses	81,438	72,965	15,860	46,354

Gain on sale of real estate	10,640	—	—	975
Gain on purchase of other secured loan	—	25,776	—	—
Loss from early extinguishment of debt	(360)	(4,497)	—	—
Interest income	2,974	1,268	300	17
Equity in net loss of unconsolidated/uncombined real estate entities	(12,909)	(16,259)	(988)	(1,099)
Minority interests income (loss)—unitholders in the Operating Partnership	1,577	(1,559)	1,128	—
Minority interests (loss) income in consolidated/combined real estate entities	(472)	328	—	(1,614)

(Loss) income before (provision) benefit for income taxes	(1,414)	1,342	(971)	(5,006)
(Provision) benefit for income taxes	(635)	(698)	390	—

Net (loss) income	$(2,049)	$644	$(581)	$(5,006)

(Loss) earnings per share—basic and diluted	$(0.14)	$0.05	$(0.04)
Weighted average common shares outstanding—basic	14,339,032	14,301,932	14,290,097
Weighted average common shares outstanding—diluted	14,339,032	14,308,087	14,290,097

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(OWNERS’ DEFICIT)

(In thousands, except share data)

Years/Periods Ended December 31, 2006, 2005 and 2004

	Common stock		Limited Voting Stock	Additional Paid-In Capital	Deficit	Unearned Compensa- tion, net	Total
	Shares	Amount
TPGI Predecessor
Balance, December 31, 2003	—	$—	$—	$—	$(2,870)	$—	$(2,870)
Contributions	—	—	—	—	6,952	—	6,952
Distributions	—	—	—	—	(15,059)	—	(15,059)
Net loss	—	—	—	—	(5,006)	—	(5,006)

Balance, October 12, 2004	—	—	—	—	(15,983)	—	(15,983)

The Company
Reclassify TPGI Predecessor owners’ deficit	—	—	—	(15,983)	15,983	—	—
Issuance of limited voting stock	—	—	167	1	—	—	168
Sale of common stock	14,285,814	143	—	151,723	—	—	151,866
Fair value of Operating Partnership units granted to certain minority owners of TPGI Predecessor	—	—	—	8,200	—	—	8,200
Minority interests of former owners’ continuing interests	—	—	—	(78,133)	—	—	(78,133)
Commitment to issue unvested restricted common stock, net of minority interests	56,667	—	—	680	—	(314)	366
Vesting of restricted stock, net of minority interests	—	—	—	—	—	24	24
Commitment to issue stock options, net of minority interests	—	—	—	437	—	(202)	235
Vesting of stock options, net of minority interests	—	—	—	—	—	23	23
Net loss	—	—	—	—	(581)	—	(581)

Balance, December 31, 2004	14,342,481	$143	$167	$66,925	$(581)	$(469)	$66,185
Issuance of unvested restricted common stock, net of minority interests	4,984	—	—	40	—	(28)	12
Vesting of restricted stock, net of minority interests	—	—	—	—	—	127	127
Vesting of stock options, net of minority interests	—	—	—	—	—	106	106
Dividends	—	—	—	—	(3,442)	—	(3,442)
Net income	—	—	—	—	644	—	644

Balance, December 31, 2005	14,347,465	$143	$167	$66,965	$(3,379)	$(264)	$63,632
Beginning balance adjustment	—	—	—	4,603	(269)	—	4,334
Reclass due to adoption of 123(R)	—	—	—	(264)	—	264	—
Issuance of unvested restricted common stock, net of minority interests	66,419	1	—	408	—	—	409
Vesting of restricted stock, net of minority interests	—	—	—	235	—	—	235
Vesting of stock options, net of minority interests	—	—	—	77	—	—	77
Vesting of incentive units, net of minority interest	—	—	—	1,390	—	—	1,390
Change in minority interest (see Note 3)	—	—	—	(2,373)	—	—	(2,373)
Exercise of stock options	4,377	—	—	54	—	—	54
Dividends	—	—	—	—	(3,459)	—	(3,459)
Net loss	—	—	—	—	(2,049)	—	(2,049)

Balance, December 31, 2006	14,418,261	$144	$167	$71,095	$(9,156)	$—	$62,250

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	The Company			TPGI Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004
Cash flows from operating activities:
Net income (loss)	$(2,049)	$644	$(581)	$(5,006)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(10,640)	—	—	(975)
Gain on purchase of other secured loan	—	(25,776)	—	—
Loss from early extinguishment of debt	360	4,475	—	—
Loss from early extinguishment of debt applied to loan premiums	—	(1,098)	—	—
Reversal of deferred interest on other secured loan	—	(515)	—	—
Write-off of unamortized deferred loan costs	—	1,120	—	—
Equity in net loss of unconsolidated/uncombined real estate entities	12,909	16,259	988	1,099
Deferred rents	5,543	5,355	1,028	4,034
Depreciation and amortization expense	12,661	12,408	2,614	6,206
Bad debt expense reversal	—	—	—	26
Amortization of loan costs	488	563	129	312
Amortization of loan premium	—	(459)	(99)	—
Amortization of above and below market leases, net	(259)	(284)	(82)	—
Vesting of stock options and restricted stock	3,754	505	—	—
Minority interests	(1,105)	1,231	(1,128)	1,614
Distributions from operations of unconsolidated real estate entities	7,958	2,108	—	—
Changes in assets and liabilities:
Rents and other receivables	(752)	912	(1,507)	457
Receivables—unconsolidated/uncombined real estate entities	(739)	(2,578)	163	(358)
Deferred leasing and loan costs	(419)	(1,115)	(110)	(1,025)
Deferred tax asset/liability	635	698	(390)	—
Other assets	28	1,151	(593)	10
Deferred interest payable	177	195	(5,892)	2,736
Accounts payable and other liabilities	(749)	3,961	(135)	2,567
Due to affiliate	—	(1,852)	1,852	—
Prepaid rent	(195)	2,912	(1,692)	(442)

Net cash provided by (used in) operating activities	27,606	20,820	(5,435)	11,255

Cash flows from investing activities:
Expenditures for improvements to real estate	(29,257)	(6,981)	(1,452)	(4,817)
Exercise of Campus El Segundo purchase option and buy-out of minority partner	—	(31,100)	—	—
Purchases of interests in unconsolidated/uncombined real estate entities	(24,150)	(25,733)	(68,774)	—
Proceeds from sale of real estate	29,450	—	—	3,321
Return of capital from unconsolidated/uncombined real estate entities	19,875	8,386	144	2,445
Contributions to unconsolidated/uncombined real estate entities	(21,980)	(10,520)	(51)	(96)
Cash acquired from One Commerce Square investment	—	—	—	2,619
Change in short-term investments	—	14,000	(14,000)	—
Change in restricted cash	560	(2,562)	(4,613)	1,908

Net cash (used in) provided by investing activities	(25,502)	(54,510)	(88,746)	5,380

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	The Company				TPGI Predecessor
	Year ended December 31, 2006		Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004
Cash flows from financing activities:
Proceeds from equity offering		—	—	171,429	—
Payment of offering costs		—	—	(19,563)	—
Contributions from owners of TPGI Predecessor		—	—	—	6,952
Distributions to owners of TPGI Predecessor		—	—	—	(15,059)
Minority interest contributions		52	—	318	—
Minority interest distributions		(550)	—	—	(1,101)
Payment of dividends to common shareholders and distributions to limited partners of the Operating Partnership		(7,653)	(5,715)	—	—
Principal payments on notes payable		(10,962)	(8,995)	(5,030)	(7,577)
Repayment of notes payable, including principal defeased and defeasance costs		—	(89,798)	—	—
Purchase of Two Commerce Square Junior B mezzanine loan			(2,500)	—	—
Proceeds from mortgage and other secured loans		17,434	149,500	—	93
Payment of loan costs		(51)	(1,393)	—	—
Stock option exercise		54	—	—	—

Net cash (used in) provided by financing activities		(1,676)	41,099	147,154	(16,692)

Net increase (decrease) in cash and cash equivalents		428	7,409	52,973	(57)
Cash and cash equivalents at beginning of period		63,915	56,506	3,533	3,590

Cash and cash equivalents at end of period		$64,343	$63,915	$56,506	$3,533

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $4,710, $2,165, $238 and $116 for the year ended December 31, 2006, December 31, 2005 and the periods from October 13, 2004 through December 31, 2004 and from January 1, 2004 through October 12, 2004		$19,180	$27,201	$6,987	$16,588
Supplemental disclosure of non-cash investing and financing activities:
Consolidation of One Commerce Square:
Assets acquired, net of cash		—	—	$—	105,101
Elimination of One Commerce Square investment		—	—	—	(9,804)
Liabilities assumed		—	—	—	(97,916)

Cash acquired	$		$—	$—	$(2,619)

Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership		$1,916	$1,905	$—	$—
Investments in real estate included in accounts payable and other liabilities		5,789	692	—	—
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements		8,730	—	—	—
Increase in investments in real estate for the consolidation of Murano		7,436	—	—	—
Financing provided by minority partner relating to acquisition of minority partner’s interest		—	3,900	—	—
Increase in investments in real estate and additional paid in capital for fair value of Operating Partnership units granted to certain minority owners of TPGI Predecessor		—	—	8,200	—
Reclassification of owners’ deficit to additional paid in capital		—	—	15,983	—
Reclassification of minority interest for limited partnership units in the Operating Partnership from additional paid in capital		2,373	20,238	78,133	—
Assumption of debt relating to the acquisition of the 50% interest in One Commerce Square		—	—	9,985	—

See accompanying notes to consolidated and combined financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION

December 31, 2006, 2005, and 2004

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

Our operations are carried on through the Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of December 31, 2006, we held a 45.2% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

As of December 31, 2006, we were invested in the following real estate entities:

Entity	Type; Possible Planned Development	Location
Consolidated entities:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)

Two Commerce Square	High-rise office	PCBD

Murano	Construction in progress; Residential	PCBD

2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD

Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas

Campus El Segundo	Undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California

Reflections I	Suburban office—single tenancy	Reston, Virginia

Reflections II	Suburban office—single tenancy	Reston, Virginia

Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania

Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania

Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania

San Felipe Plaza	High-rise office	Houston, Texas

2500 City West	Suburban office and undeveloped land	Houston, Texas

Brookhollow Central I, II and III	Suburban office	Houston, Texas

Intercontinental Center	Suburban office	Houston, Texas

CityWestPlace	Suburban office and undeveloped land	Houston, Texas

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

2100 JFK Boulevard includes a surface parking lot that services One Commerce Square, Two Commerce Square and other unrelated properties. The City National Plaza property also includes an off-site garage that provides parking for City National Plaza and other properties. The office properties typically include on-site parking, retail and storage space.

From the late 1980s through 2000, TPGI Predecessor developed One Commerce Square, Two Commerce Square, 2121 Market Street and the California Environmental Protection Agency (“CalEPA”) headquarters building in Sacramento, California. We have the responsibility for the day-to-day operations of CalEPA building, but have no ownership interest in the property. We provide investment advisory services for the California State Teachers Retirement System (“CalSTRS”) with respect to four properties that are wholly owned by CalSTRS— 800 South Hope Street, Valencia Town Center, 1835 Market Street and Pacific Financial Plaza—as well as the properties owned in a joint venture between CalSTRS and us. In addition, we provide property management, leasing and development services to the properties discussed above, except we do not provide property management services for 2121 Market Street, Reflections I and Reflections II.

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

Effective October 13, 2004, Mr. Thomas owns an 11% ownership interest in One Commerce Square and Two Commerce Square.

As of December 31, 2006, we hold a 73% interest in Murano, which was formed to hold a general partnership interest in the Murano development project. As of August 2, 2006, we consolidate this entity.

2. Change in Method of Accounting for Deferred Tax Asset

As of January 1, 2006, we elected to change the method of accounting for the deferred tax effects of Thomas Properties Group, Inc.’s investment in its consolidated operating partnership. Paragraph 34 of SFAS No.109, Accounting for Income Taxes (SFAS No. 109), notes that a deferred tax asset related to an investment in a consolidated subsidiary or corporate joint venture should not be recorded unless it is apparent it will reverse in the foreseeable future. Because partnerships are not taxable entities and their tax consequences flow through to their investors they generally are not considered consolidated subsidiaries or corporate joint ventures. However, because the deferred tax assets related to the outside basis difference of the Company’s investment in the operating partnership bears the same attributes as the outside basis difference of a consolidated subsidiary, we have adopted, as a change in accounting policy, a limitation on recording deferred tax assets related to the investment in consolidated partnerships unless the temporary difference will reverse in the foreseeable future. This preferable alternative results in an application whereby we do not recognize a deferred tax asset related to these temporary differences as they will not reverse in the foreseeable future. In accordance with SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), we have retrospectively applied this preferable alternative and adjusted our previously issued consolidated financial statements. The following financial statement line items as of December 31, 2005 and 2004 were affected by the change in accounting principle.

Consolidated Balance Sheets

	As Originally Reported	As Adjusted	Effect of Change
As of December 31, 2004
Deferred tax asset	$40,138	$390	$(39,748)
Total assets	491,602	451,854	(39,748)
Stockholders’ equity:
Common stock	143	143	—
Limited voting stock	167	167	—
Additional paid-in capital	106,673	66,925	(39,748)
Retained deficit	(581)	(581)	—
Unearned compensation, net	(469)	(469)	—

Total stockholders’ equity	105,933	66,185	(39,748)
Total liabilities and stockholders’ equity	491,602	451,854	(39,748)

As of December 31, 2005
Deferred tax asset	$39,440	$—	$(39,440)
Total assets	521,887	482,447	(39,440)
Deferred tax liability	—	308	308
Total liabilities	344,382	344,690	308
Stockholders’ equity:
Common stock	143	143	—
Limited voting stock	167	167	—
Additional paid-in capital	106,713	66,965	(39,748)
Retained deficit	(3,379)	(3,379)	—
Unearned compensation, net	(264)	(264)	—

Total stockholders’ equity	103,380	63,632	(39,748)
Total liabilities and stockholders’ equity	521,887	482,447	(39,440)

3. Summary of Significant Accounting Policies

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

The interests in One Commerce Square (beginning June 1, 2004), Two Commerce Square (beginning October 13, 2004), and Campus El Segundo (through October 11, 2005), not owned by us or TPGI Predecessor are reflected as minority interest. For the period from October 13, 2004 through December 31, 2005, no losses of Two Commerce Square have been allocated to the minority partner, as no further contributions are required from the minority partner. The unrecognized minority interest in the deficit of Two Commerce Square is $282,000 and $480,000 at December 31, 2006 and 2005, respectively. Future income allocable to the minority partner will be reduced by such unrecognized losses.

We have a $20,510,000 preferred equity interest in Murano, and as of December 31, 2006, have contributed $11,662,000 of this commitment. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano.

Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Restricted Cash

Restricted cash consists of security deposits from tenants and prospective condominium buyers as well as funds required under the terms of certain secured notes payable. There are restrictions on our ability to withdraw these funds other than for their specified usage. See Note 5 for additional information on restrictions under the terms of certain secured notes payable.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $8,109,000 and $3,399,000 as of December 31, 2006 and 2005, respectively.

Unconsolidated/Uncombined Real Estate Entities

Investments in unconsolidated/uncombined real estate entities are accounted for using the equity method of accounting whereby our investments in partnerships and limited liability companies are recorded at cost and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions.

We use the equity method to account for our unconsolidated/uncombined real estate entities since we have significant influence but not control over the entities and none of the entities, other than One Commerce Square effective June 1, 2004 and Murano, effective August 1, 2006 are considered variable interest entities.

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

Deferred Leasing and Loan Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed. Leasing costs, net of related amortization, totaled $12,084,000 and $13,150,000 as of December 31, 2006 and 2005, respectively, and are included in Deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets. For the years ended 2006 and 2005, amortization of leasing costs was $1,720,000, and $1,831,000, respectively.

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Loan costs, net of related amortization, totaled $2,315,000 and $2,878,000 as of December 31, 2006 and 2005, respectively, and are included in Deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets.

Deferred leasing and loan costs also include the carrying value of acquired in-place leases, which are discussed below.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in other assets, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, included in other liabilities, are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2006 and 2005, we had a net asset and liability related to above and below market leases of $187,000 and $72,000, respectively. The weighted average amortization period for our above and below market leases was approximately 7.4 and 6.9 years as of December 31, 2006 and 2005, respectively.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$446	$435	$655	$631	$574	$1,162	$3,903

Adjustments to rental revenues
Above market leases	$(226)	$(197)	$(197)	$(197)	$(197)	(364)	(1,378)
Below market leases	238	222	206	191	183	151	1,191

Net adjustment to rental revenues	$12	$25	$9	$(6)	$(14)	$(213)	$(187)

Minority Interests of Unitholders in the Operating Partnership

Minority interests of unitholders in the Operating Partnership represent the interests in the Operating Partnership units which are held primarily by entities affiliated with Mr. Thomas. The ownership percentage of the minority interest is determined by dividing the number of Operating Partnership units by the total shares of common stock and Operating Partnership units outstanding. Net income is allocated based on the ownership percentages. The issuance of additional shares of common stock or Operating Partnership units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets to the Company. As a result, all common transactions result in an allocation between the stockholders’ equity and Minority Interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the company.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment decreased revenue by $5,543,000, $5,355,000, $1,028,000, and $4,034,000 for the year ended December 31, 2006, December 31, 2005 and the periods from October 13, 2004 through December 31, 2004 and from January 1, 2004 through October 12, 2004, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $259,000, $284,000 and $82,000 for the years ended December 31, 2006, December 31, 2005 and period from October 13, 2004 through December 31, 2004, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated and combined balance sheets and contractually due but unpaid rents are included in rents and other receivables. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Investment advisory fees are based on a percentage of net operating income earned by a property under management and are recorded on a monthly basis as earned. Property management fees are based on a percentage of the revenue earned by a property under management and are recorded on a monthly basis as earned. Generally, 50% of leasing fees are recognized upon the execution of the lease and the remainder upon tenant occupancy unless significant future contingencies exist. Development fees are recognized as the real estate development services are rendered using the percentage-of-completion method of accounting based on total project costs incurred to total estimated costs.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R). SFAS No. 123R required that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted this statement as of January 1, 2006. The adoption of this statement did not significantly impact our financial statements, as we previously adopted the fair value based method of accounting of SFAS No. 123, Accounting for Stock-Based Compensation.

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position would more likely than not be sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle would be recorded as an adjustment to opening retained earnings. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

In September 2006, FASB issued SFAS No. 157 (SFAS No. 157), “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, except for SFAS No. 123R. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006, and we have elected early application of SAB 108. See below and Note 16 for the impact of SAB 108 on our financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Opening Additional Paid in Capital and Retained Deficit Adjustment and Reclassifications

In accordance with SAB 108, we adjusted our opening stockholders’ equity and minority interest of unitholders in the Operating Partnership for 2006 and financial results in the accompanying consolidated financial statements to reflect (1) a change in the allocation of depreciation expense relating to our investment in TPG/CalSTRS, LLC, and (2) expense attributable to incentive units in our Operating Partnership. See Notes 4 and 8 for additional information regarding the allocation of depreciation expense and incentive unit expense, respectively, and Note 16 for additional information on SAB 108.

Equity Offering Costs

Underwriting commissions and costs and expenses from our October 2004 initial public offering are reflected as a reduction to additional paid-in-capital.

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

TPGI Predecessor’s real estate entities were partnerships and limited liability companies, and its property management, leasing, and real estate development operations were held by a partnership. Under applicable federal and state income tax rules, the allocated share of net income or loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying combined financial statements for the period from January 1, 2004 through October 12, 2004.

Earnings (loss) per share

Earnings (loss) per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that has been granted or has been committed to be granted, all using the treasury stock method, are not dilutive for the year ended December 31, 2006 and the period from October 13, 2004 through December 31, 2004.

Stock-based Compensation

On January 1, 2006, in connection with the adoption of SFAS No. 123R using the modified prospective method, we reclassified $264,000 to net the unearned compensation line item within equity against additional paid in capital. Under SFAS No. 123R, an equity instrument is not recorded to stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, and in accordance with the previous accounting guidance, we recorded the full fair value of all issued but nonvested stock options and restricted shares in additional paid in capital and recorded an offsetting deferred compensation balance on a separate line item within equity for the amount of compensation costs not yet recognized for these nonvested instruments. We use the Black-Scholes option pricing model to estimate the fair value of granted options. This model takes into account the option’s exercise price, the option’s expected life, the current price of the underlying stock, the expected volatility of the underlying stock, expected dividends, and a risk-free interest rate.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Concentration of Credit Risk

Financial instruments that subject us to credit risk consist primarily of cash and accounts receivable. We maintain our cash and cash equivalents and restricted cash on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. There is a concentration of risk related to amounts that exceed the FDIC insurance coverage. We believe that the risk is not significant.

We have two operating properties and one of our unconsolidated operating properties located in downtown Philadelphia, Pennsylvania. In addition, the Murano residential high-rise project is under construction in downtown Philadelphia, Pennsylvania. The ability of the tenants to honor the terms of their respective leases, and the ability of prospective buyers to close on the acquisition of a condominium unit, is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

We generally require either a security deposit, letter of credit or a guarantee from our tenants. We require a 15% cumulative, non-refundable deposit of prospective buyers of our Murano condominium project.

4. Unconsolidated/Uncombined Real Estate Entities

The unconsolidated/uncombined real estate entities include the entities that own One Commerce Square (through May 31, 2004, as this entity was considered to be a variable interest entity on June 1, 2004), 2121 Market Street, Harris Building Associates, TPG/CalSTRS, LLC, a joint venture with CalSTRS, and Murano (through August 1, 2006, as this entity was considered to be a variable interest entity on August 2, 2006). TPG/CalSTRS, LLC owns the following properties:

City National Plaza (purchased January 2003)

Reflections I (purchased October 2004)

Reflections II (purchased October 2004)

Four Falls Corporate Center (purchased March 2005)

Oak Hill Plaza (purchased March 2005)

Walnut Hill Plaza (purchased March 2005)

Valley Square Office Park (purchased March 2005, sold April 2006)

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

CityWestPlace (purchased June 2006)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of May 31, 2004 for One Commerce Square (after which date this entity was combined or consolidated), as of July 31, 2006 for Murano (after which date this entity was consolidated) and as of December 31, 2006 for all other entities:

One Commerce Square	50.0	%(1)
2121 Market Street	50.0%
Harris Building Associates	0.1	%(2)
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(3)
All other properties	25.0	%(4)
Murano	73.0%

(1)	Prior to October 13, 2004, TPGI Predecessor and an unaffiliated third party each owned 50.0% of the Series A preferred capital and non-preferred capital of the partnership that owned One Commerce Square. In addition, an unaffiliated third party owned the $6.75 million Series B preferred capital. In accordance with the partnership agreement, the holder of the Series B preferred capital was entitled to preferred cumulative distributions of 17.5% per annum, after the holders of the Series A preferred capital received their preferred cumulative distributions. Thereafter, distributions went to the holders of the non-preferred capital.

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

In accordance with the limited liability agreement, prior to January 1, 2006, the minority owner of City National Plaza and the Operating Partnership are initially allocated depreciation expense of City National Plaza ahead of CalSTRS. This resulted in the allocation to us of 22.5% of City National Plaza’s depreciation expense and 4.3% of City National Plaza’s net income/loss (excluding depreciation expense) for periods

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

prior to October 13, 2004, and an allocation of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income/loss (excluding depreciation expense) for periods subsequent to October 13, 2004.

During 2005, the accumulated losses and distributions for the minority owner equaled their contribution amount. As such, net income/loss is allocated to the Operating Partnership and CalSTRS.

Beginning January 1, 2006, the Operating Partnership is allocated 25% of net income/loss, including depreciation expense. See Note 16 for discussion of the adjustment to opening retained deficit as a result of the change in allocation of depreciation expense.

(4)	Prior to January 1, 2006, the Operating Partnership was allocated depreciation expense of the properties ahead of CalSTRS, resulting in the allocation to us of 100% of depreciation expense and 25% of net income/loss (excluding depreciation expense) of the properties. Beginning January 1, 2006, the Operating Partnership is allocated 25% of net income/loss, including depreciation expense, which is equal to the economic ownership of the Operating Partnership. See Note 16 for discussion of the adjustment to opening retained deficit as a result of the change in allocation of depreciation expense.

Investments in unconsolidated real estate entities as of December 31, 2006 and 2005 are as follows:

	2006		2005
TPG/CalSTRS, LLC:
City National Plaza	$10,146		$19,848
Reflections I	1,525		1,161
Reflections II	1,778		1,499
Four Falls Corporate Center	1,989		2,018
Oak Hill Plaza / Walnut Hill Plaza	1,532		1,801
Valley Square Office Park	60		1,320
San Felipe Plaza	6,514		6,858
2500 City West	3,874		4,505
Brookhollow Central I, II and III / Intercontinental Center	2,942		1,853
CityWestPlace	23,328		—
2121 Market Street and Harris Building Associates	(1,324)		(1,020)
Murano	—	(1)	1,281

	$52,364		$41,124

(1)	This entity was consolidated beginning August 1, 2006.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The following is a summary of the investments in unconsolidated/uncombined real estate entities for the years ended December 31, 2006, 2005, and 2004:

Investment balance, December 31, 2003	$13,207
Elimination of One Commerce Square investment at May 31, 2004 due to consolidation	(9,804)
Contributions	96
Equity in net loss of uncombined real estate entities	(1,099)
Distributions	(2,445)

Investment balance, October 12, 2004	(45)
Acquisition of 25% interest in Reflections I and Reflections II	11,750
Acquisition of additional interest in City National Plaza	21,000
Contributions	51
Equity in net loss of unconsolidated real estate entities	(988)
Distributions	(144)

Investment balance, December 31, 2004	$31,624
Contributions, including $25,733 for acquisition of new properties	36,253
Equity in net loss of unconsolidated real estate entities	(16,259)
Distributions	(10,494)

Investment balance, December 31, 2005	$41,124
Beginning balance adjustment for recalculated depreciation expense allocation	9,836
Contributions, including $24,150 for acquisition of new properties	46,130
Equity in net loss of unconsolidated real estate entities	(12,909)
Distributions	(31,817)

Investment balance, December 31, 2006	$52,364

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

The total initial capital commitment to the joint venture was $333,333,000, which was fully funded as of December 31, 2006. On June 8, 2006, we amended our agreement with CalSTRS to allow for all capital distributions to be recalled as additional capital contributions through May 1, 2007. As of December 31, 2006, the amounts subject to reinvestment by CalSTRS and the Company were $74,936,000 and $24,978,000, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

A buy-sell provision may be exercised by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to either elect to buy the initiating party’s interest, or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. In addition, the minority owners of City National Plaza have the option to require the joint venture to purchase their interests for an amount equal to what would be payable to them upon liquidation of the assets at fair market value. On June 8, 2006, we amended our agreement with CalSTRS to allow for all capital distributions to be recalled as additional capital contributions through May 1, 2007.

Following is summarized financial information for the unconsolidated/uncombined real estate entities as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

Summarized Balance Sheets

	2006	2005
ASSETS
Investments in real estate, net	$1,022,480	746,551
Receivables including deferred rents	42,176	21,246
Other assets	233,341	140,260

Total assets	$1,297,997	908,057

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,050,019	678,319
Other liabilities	73,812	60,566

Total liabilities	1,123,831	738,885

Minority interest	—	—

Owners’ equity:
Thomas Properties, including $258 and $28 of other comprehensive loss as of 2006 and 2005, respectively	55,442	42,576
Other owners, including $1,199 and $323 of other comprehensive loss as of 2006 and 2005, respectively	118,724	126,596

Total owners’ equity	174,166	169,172

Total liabilities and owners’ equity	$1,297,997	$908,057

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations

	2006	2005	2004
Revenues	$138,259	$75,845	$58,894

Expenses:
Operating and other expenses	86,672	51,855	39,377
Interest expense	57,807	29,730	14,338
Depreciation and amortization	56,817	33,086	11,852

Total expenses	201,296	114,671	65,567

Loss from continuing operations	(63,037)	(38,826)	(6,673)
Minority interest	(1,650)	3,910	5,950
Income (loss) from discontinued operations	6,328	(1,566)	—
Cumulative effect of a change in accounting principle	—	(1,279)	—

Net (loss)	$(58,359)	$(37,761)	$(723)

Thomas Properties / TPGI Predecessor’s share of net (loss) income	$(14,473)	$(17,112)	$(2,458)

Included in the preceding summarized balance sheets as of December 31, 2006 and 2005, are the following balance sheets of TPG/CalSTRS, LLC:

	2006	2005
ASSETS
Investments in real estate, net	$1,004,584	$718,044
Receivables including deferred rents	39,189	18,697
Other assets	231,112	144,062

Total assets	$1,274,885	$880,803

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,030,615	$658,589
Other liabilities	68,600	54,306

Total liabilities	1,099,215	712,895

Minority interest	—	—

Members’ equity:
Thomas Properties, including $258 and $28 of other comprehensive loss as of 2006 and 2005, respectively	55,916	41,687
Other members, including $1,199 and $323 of other comprehensive loss as of 2006 and 2005, respectively	119,754	126,221

Total members’ equity	175,670	167,908

Total liabilities and members’ equity	$1,274,885	$880,803

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information by real estate entity for the years ended December 31, 2006 and December 31, 2005 and the periods from October 13, 2004 through December 31, 2004 and January 1, 2004 through October 12, 2004:

	Year ended December 31, 2006
	2121 Market Street and Harris Building Associates	Murano	TPG/CalSTRS, LLC	Total
Revenues	$5,608	$—	$132,651	$138,259

Expenses:
Operating and other	3,463	418	82,790	86,672
Interest	1,199	—	56,608	57,807
Depreciation and amortization	1,082	452	55,283	56,817

Total expenses	5,744	870	194,681	201,296

Loss from continuing operations	(136)	(870)	(62,030)	(63,037)
Minority interest	(104)		(1,546)	(1,650)
Income from discontinued operations	—		6,328	6,328

Net loss	$(240)	$(870)	$(57,248)	$(58,359)

Thomas Properties’ share of net loss	$(120)	$(435)	$(13,918)	$(14,473)

Intercompany eliminations				1,564

Equity in net loss of unconsolidated real estate entities				$(12,909)

	Year ended December 31, 2005
	2121 Market Street and Harris Building Associates	Murano	TPG/CalSTRS, LLC	Total
Revenues	$5,324	$—	$70,521	$75,845

Expenses:
Operating and other	3,344	412	48,099	51,855
Interest	1,212	—	28,518	29,730
Depreciation and amortization	1,135	—	31,951	33,086

Total expenses	5,691	412	108,568	114,671

Loss from continuing operations	(367)	(412)	(38,0 47)	(38,826
Minority interest	—	—	3,910)	3,910
Loss from discontinued operations	—	—	(1,566)	(1,566)
Cumulative effect of a change in accounting principle	—	—	(1,279)	(1,279)

Net loss	$(367)	$(412)	$(36,982)	$(37,761)

Thomas Properties’ share of net loss	$(183)	$(206)	$(16,723)	$(17,112)

Intercompany eliminations				853

Equity in net loss of unconsolidated real estate entities				$(16,259)

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

One tenant of TPG/CalSTRS, LLC accounted for approximately 12.2% and 10.1% of rental revenues and tenant reimbursements for the years ended December 31, 2006 and 2005, respectively. Three tenants of TPG/CalSTRS, LLC accounted for approximately 56.4% of rental revenues and tenant reimbursements for the year ended December 31, 2004.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of December 31, 2006 and 2005:

	2006	2005
Our share of owners’ equity recorded by unconsolidated real estate entities	$55,442	$42,576
Intercompany eliminations and other adjustments	(3,078)	(1,452)

Investments in unconsolidated real estate entities	$52,364	$41,124

5. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2006 and 2005 is as follows:

	Interest rate	Outstanding debt		Maturity date
		2006	2005
One Commerce Square mortgage loan (1)	5.7%	$130,000	$130,000	1/6/16
Two Commerce Square:
Mortgage loan (2)	6.3	114,564	120,075	5/09/13
Senior mezzanine loan (3) (4)	17.5	40,564	43,774	1/09/10
Junior A mezzanine loan (3) (5)	15.0	4,107	3,930	1/09/10
Campus El Segundo mortgage loan (6)	Prime Rate or LIBOR + 2.25	17,259	19,500	10/10/07
Four Points Centre mortgage loan (7)	Prime Rate	4,000	4,000	8/28/07
Murano loan (8)	LIBOR + 1.5	17,434	—	9/27/07

Total mortgage loans and other secured loans		$327,928	$321,279

(1)	The mortgage loan is subject to interest only payments for the first five years, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the Mortgage Loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of December 31, 2006 was 17.5% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to a prepayment penalty in the amount of the greater of 3% of the principal amount or a yield maintenance premium. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

(6)	The weighted average interest rate as of December 31, 2006 was 7.8% per annum.

(7)	The prime rate as of December 31, 2006 and 2005 was 8.25% and 7.25% per annum, respectively.

(8)	A subsidiary of our Operating Partnership pledged its preferred equity interest in Murano to a lender for $17,434,000. With the consent of the lender, the maturity date can be extended until September 2008. The Operating Partnership has guaranteed this loan.

The loan agreement for Two Commerce Square requires that all receipts collected from this property be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at December 31, 2006 and 2005 is $3,071,000 and $3,687,000, respectively, which has been deposited in the lockbox account.

Certain mortgage and other secured loans were repaid or defeased, which resulted in repayment and defeasance costs. Such costs, along with the write-off of unamortized loan costs, net of loan premiums recorded, are presented as loss from early extinguishment of debt in the accompanying consolidated statements of operations.

As of December 31, 2006, principal payments due for the outstanding debt are as follows:

Year ending December 31,
2007	$47,585
2008	3,200
2009	500
2010	34,924
2011	6,099
Thereafter	235,620

$327,928

6. Unsecured Loan

In October 2005, we purchased the entire interest of our unaffiliated minority partner in TPG-El Segundo Partners, LLC, $3,900,000 of which was financed with an unsecured loan from the former minority partner. The loan bears interest at 5% per annum. Principal and interest is payable at maturity on October 12, 2009.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

7. Earnings (loss) per Share

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2006, December 31, 2005 and the period from October 13, 2004 through December 31, 2004 (in thousands except share and per share amounts):

	2006	2005	2004
Net income (loss) attributable to common shares	$(2,049)	$644	$(581)

Weighted average common shares outstanding—basic	14,339,032	14,301,932	14,290,097
Potentially dilutive common shares(1):
Stock options	—	4,675	—
Restricted stock	—	1,480	—

Adjusted weighted average common shares outstanding—diluted	14,339,032	14,308,087	14,290,097

Earnings (loss) per share—basic and diluted	$(0.14)	$0.05	$(0.04)

(1)	For the year ended December 31, 2006 and the period October 13, 2004 through December 31, 2004, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

8. Stockholders’ Equity

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”) concurrent with the closing of the Offering. The Incentive Plan provides incentives to our employees and serves to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. In addition, we approved the Non-employee Directors Restricted Stock Plan (“the Non-employee Directors Plan”), under which a total of 60,000 shares are available for grant, 10,000 of which were granted to our four non-employee directors upon the consummation of the Offering which vested on October 13, 2006.

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis after December 13, 2005. As of February 22, 2006 and October 13, 2004 we committed to issue 850,003 and 730,003 incentive units to certain employees, respectively. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular units in the Operating Partnership and rank pari passu with the Units as to payment of regular and special periodic and other distributions and distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 14,418,261 and 14,347,465 shares of common stock, and 16,666,666 of Units outstanding as of December 31, 2006 and 2005, respectively, and had committed to issue 850,003 and 730,003 of incentive units, respectively. Beginning as of January 1, 2006, we record compensation expense for the incentive units based on the fair value of the units recognized

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

ratably over the applicable vesting period. See Note 16 for discussion of the adjustment to opening stockholders’ equity as a result of the change in recording incentive unit expense. For the year ended December 31, 2006, we recognized incentive unit expense of $3,068,000. We did not recognize any tax benefit related to this compensation expense. As of December 31, 2006 there was $1,812,000 of total unrecognized compensation cost related to the nonvested incentive units.

Under the Incentive Plan, we issued 46,667 shares of restricted stock with an aggregate value of $560,004 in March 2005, which shares will fully vest in October 2007, subject to continued service, and, in February 2006, we issued 60,000 shares with an aggregate value of $740,400, which shares will fully vest in February 2009, subject to continued service. Under the Non-employee Directors Plan, we issued 10,000 shares with an aggregate value of $120,000 upon the consummation of the Offering in October 2004 and 4,984 shares with an aggregate value of $60,000 upon the closing of the 2005 Annual Meeting, which 14,984 shares fully vested upon the closing of our 2006 Annual Meeting; and 6,419 shares of restricted stock with an aggregate value of $82,500 upon the closing of our 2006 Annual Meeting, 3,501 of which shares will vest upon the closing of our Annual Meeting of stockholders in 2007, and 2,918 will vest following the close of our 2008 Annual Meeting. The holders of all restricted shares have full voting rights and receive all dividends paid. We recorded deferred compensation charges totaling $517,000, $276,000 and $51,000 for the vesting of the restricted stock grants for the year ended December 31, 2006 and 2005 and the period from October 13, 2004 through December 31, 2004, respectively. The total tax benefit recognized in the statements of operations related to restricted stock compensation expense for the year ended December 31, 2006 and 2005 and the period from October 13, 2004 through December 31, 2004 was $212,000, $113,000 and $21,000, respectively. As of December 31, 2006, there was $718,000 of total unrecognized compensation cost related to the nonvested restricted stock.

We granted 360,000 stock options in March 2005 under our Incentive Plan with an exercise price of $12.26, and the options vest over the course of a three year period commencing October 13, 2004. The options vest at the rate of one third per year and expire ten years after the date of commencement of vesting. During 2006 and 2005, 13,817 and 25,973, respectively, of the options were forfeited and 4,377 were exercised in 2006. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	2.0%
Expected life of option	1 to 3 years
Risk-free interest rate	2.88%
Expected stock price volatility	20%

We granted 15,000 stock options on February 2, 2006 under our Incentive Plan with an exercise price of $12.36, and the options vest over the course of a three year period commencing February 2, 2006. The options vest at the rate of one third per year and expire ten years after the date of commencement of vesting. During 2006, none of these options were forfeited. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	2.0%
Expected life of option	1 to 3 years
Risk-free interest rate	4.4%
Expected stock price volatility	15%

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

We granted 58,333 stock options on May 5, 2006 under our Incentive Plan with an exercise price of $13.25, and the options vest over the course of a three year period commencing May 5, 2006. The options vest at the rate of one third per year and expire ten years after the date of commencement of vesting. During 2006, none of these options were forfeited. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	2.0%
Expected life of option	1 to 3 years
Risk-free interest rate	4.4%
Expected stock price volatility	15%

The following is a summary of stock option activity under our Incentive Plan as of and for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	334,027	$12.26
Granted	73,333	13.07
Forfeitures	(13,817)	12.26
Exercised	(4,377)	12.26

Outstanding at December 31, 2006	389,166	$12.41	8.1	$1,400

Options exercisable at December 31, 2006	210,555	$12.26	7.8	$790

As of December 31, 2006, there was $116,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $2,022,000 and $1,560,000. The weighted-average grant date fair value of options granted during the year ended December 31, 2006 was $1.50. The options exercised during the year ended December 31, 2006 had an intrinsic value of $4,000.

Included in the consolidated statement of operations for the years ended December 31, 2006 and 2005 and the period from October 13, 2004 through December 31, 2004 is $169,000, $229,000 and $50,000, respectively, in stock compensation expense related to stock options. The total income tax benefit recognized in the statements of operations related to this compensation expense was $69,000, $94,000, and $21,000 for the years ended December 31, 2006 and 2005 and the period from October 13, 2004 through December 31, 2004, respectively.

9. Related Party Transactions

As of December 31, 2004, we owed an entity controlled by Mr. Thomas $1,852,000 as a result of certain Offering transactions. This amount was repaid in 2005.

As of December 31, 2006 and 2005, we advanced TPG/CalSTRS, LLC $1,758,000 and $1,806,000, respectively, and these amounts were repaid in January of the following year.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

An affiliate of Mr. Thomas leases retail space located at One Commerce Square and Two Commerce Square through May 31, 2007, for which rent is based on a percentage of retail sales. For the years ended December 31, 2006 and 2005 and the period from October 13, 2004 through December 31, 2004, we earned rental revenues and tenant reimbursements from this affiliate of $56,000, $81,000 and $5,000, respectively, of which $51,000, $0, and $3,000, respectively, was reserved as bad debt expense. For the period from January 1, 2004 through October 12, 2004, TPGI Predecessor earned rental revenues and tenant reimbursements from this affiliate of $44,000, of which $10,000, respectively, was reserved as bad debt expense.

Mr. Thomas has guaranteed up to $7,500,000 with respect to the mezzanine loans on Two Commerce Square and we have agreed to indemnify Mr. Thomas (see Note 5).

10. Income Taxes

All operations are carried on through the Operating Partnership and other subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership (“LP Agreement”). As of December 31, 2006 and 2005, we held a 45.15% and 46.3%, respectively, capital interest in the Operating Partnership. For the years ended December 31, 2006 and 2005 and period from October 13, 2004 through December 31, 2004, we were allocated 45.15%, 46.3% and 46.3%, respectively, of the losses from the Operating Partnership.

The provision for income taxes is based on reported income (loss) before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision for income taxes consists of the following for the years ended December 31, 2006 and December 31, 2005:

	2006	2005
Deferred income tax provision:
Federal	$(541)	$(551)
State.	(94)	(147)

Provision for income taxes	$(635)	$(698)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes for the years ended December 31, 2006 and December 31, 2005 is as follows:

	2006	2005
Tax (provision) benefit at statutory rate of 35%	$495	$(470)
State income taxes, net of federal tax benefit	(149)	(73)
Restricted incentive unit compensation	(1,073)	(43)
Other, net	92	(112)

Provision for income taxes	$(635)	$(698)

Effective income tax rate	(45)%	52%

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The significant components of the net deferred tax liability as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax (asset) liability:
Net operating loss carry forward	$(4,212)	$(2,212)
State taxes	(507)	(75)
Stock compensation	(546)	(78)
Loss from Operating Partnership	9,472	3,219
Interest income from loan receivable	(1,764)	(448)
Other, net	(51)	(98)

Deferred tax liability, net	$2,392	$308

The future tax benefits of the net operating loss carryforwards expire in 2015 to 2026.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Realization of the deferred tax asset is dependent on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, which will become effective for the Company on January 1, 2007. FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable upon examination by taxing authorities. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

11. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2006 and 2005, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

As of December 31, 2006 and 2005, the fair value of our mortgage and other secured loans and unsecured loan aggregates $325,886,000 and $324,541,000, respectively, compared to the aggregate carrying value of $331,828,000 and $325,179,000, respectively.

12. Minimum Future Lease Rentals

We have entered into various lease agreements with tenants as of December 31, 2006. The minimum future cash rents receivable under non-cancelable operating leases in each of the next five years and thereafter are as follows:

Year ending December 31,
2007	$38,938
2008	34,234
2009	28,441
2010	25,715
2011	25,961
Thereafter	67,212

$220,501

The leases generally also require reimbursement of the tenant’s proportional share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

13. Revenue Concentrations

(a) Rental revenue concentrations:

A significant portion of our rental revenues and tenant reimbursements were generated from one tenant. The revenue recognized related to this tenant for the years ended December 31,2006 and 2005, and the periods from October 13, 2004 through December 31, 2004 and January 1, 2004 through October 12, 2004 were $24,920,000, $24,648,000, $5,162,000 and $19,618,000, respectively.

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

In accordance with the agreement, $34,000,000 was paid to Conrail in 1997. This lease concession has been reflected in the accompanying financial statements as a deferred rent receivable, and is being recognized ratably over Conrail’s lease period as a reduction in rental revenue. Interest is payable only in the event of sufficient cash flow from Two Commerce Square, as defined. We have not paid any interest through December 31, 2006 and believe that an accrual for interest expense at December 31, 2006 is not required. Conrail has entered into sublease agreements for substantially all of the space leased.

As of December 31, 2006 and 2005, $11,242,000 and $16,900,000 respectively, of the deferred rents relates to Conrail. As of December 31, 2006 and 2005, we had received prepaid rents of $2,560,000 from Conrail.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

(b) Concentrations related to investment advisory, property management, leasing and development services revenue:

Under agreements with CalSTRS, we provide property acquisition, investment advisory, property management, leasing and development services for CalSTRS under a separate account relationship and through a joint venture relationship. At December 31, 2006 and 2005, there are four office properties subject to the separate account relationship and eleven office properties subject to the joint venture relationship all of which properties we asset manage.

Under the separate account relationship, we earn acquisition fees over the first three years after a property is acquired, if the property meets or exceeds the pro forma operating results that were submitted at the time of acquisition and a performance index associated with the region in which the property is located. Under the joint venture relationship, we are paid acquisition fees at the time a property is acquired, as a percent of the total acquisition price. For the years ended December 31, 2006 and 2005, we earned acquisition fees of $1,106,000 and $1,802,000, respectively, from our joint venture with CalSTRS.

Under the separate account relationship, we earn asset management fees paid on a quarterly basis, based on the annual net operating income of the properties. Under the joint venture relationship, asset management fees are paid on a monthly basis, initially based upon a percentage of a property’s annual appraised value. At the point of stabilization of the property, asset management fees are calculated based on net operating income. For the years ended December 31, 2006 and 2005, we earned asset management fees under these agreements of $4,349,000 and $2,899,000, respectively, including $3,379,000 and $1,905,000, respectively, from our joint venture with CalSTRS.

We perform property management and leasing services for thirteen of the fifteen properties subject to the asset management agreements with CalSTRS. We are entitled to property management fees calculated based on 2% or 3% of the gross revenues of the particular property, paid on a monthly basis. In addition, we are reimbursed for compensation paid to certain of our employees and direct out-of-pocket expenses. The management and leasing agreements expire on the third anniversary of each property’s acquisition. The agreements are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. For the years ended December 31, 2006 and 2005, we earned property management fees under these agreements of $3,960,000 and $2,604,000 respectively, including $2,891,000 and $1,573,000, respectively, from our joint venture with CalSTRS. In addition, for the years ended December 31, 2006 and 2005, we were reimbursed $2,265,000 and $2,074,000, respectively, including $1,639,000 and $1,072,000, respectively, from our joint venture with CalSTRS. The reimbursements represent primarily the cost of on-site property management personnel incurred on behalf of the managed properties.

For properties in which we are responsible for the leasing and development services, we are entitled to receive market leasing commissions and development fees as defined in the agreements with CalSTRS. For the years ended December 31, 2006 and 2005, we earned leasing commissions under the agreements of $4,450,000 and $2,093,000, respectively, including $4,084,000 and $1,784,000, respectively, from our joint venture with CalSTRS. For the years ended December 31, 2006 and 2005, we earned development fees under these agreements of $1,291,000 and $842,000, respectively, including $1,142,000 and $739,000, respectively, from our joint venture with CalSTRS.

Under the separate account relationship, we receive incentive compensation based upon performance above a minimum hurdle rate, at which time we begin to participate in cash flow from the relevant property. Incentive compensation is paid at the time an investment is sold, and none was earned during the years ended December 31, 2006 and 2005. Under the joint venture relationship, incentive compensation is based on a

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

minimum return on investment to CalSTRS, following which we participate in cash flow above the stated return, subject to a clawback provision if returns for a property fall below the stated return. No incentive compensation was earned during the year ended December 31, 2005. We earned incentive compensation of $521,000 related to the sale of our joint venture property, Valley Square, during the year ended December 31, 2006. Of this amount, 25% was eliminated in consolidation and the remaining 75% was recorded as deferred revenue due to the clawback provision.

We provide property management, leasing and development services for One Commerce Square, under an agreement that expires on March 16, 2013. Property management fees are calculated based on 3% of the property’s gross revenues. For the period from January 1, 2004 through May 31, 2004 (date of consolidation), TPGI Predecessor earned property management fees from One Commerce Square of $156,000 and was reimbursed $139,000, representing primarily the cost of on-site property management personnel incurred on behalf of the managed property. Leasing commissions are calculated based on 3% – 4% of the rent payable by a tenant. For the period from January 1, 2004 through May 31, 2004 (date of consolidation), TPGI Predecessor earned leasing commissions from One Commerce Square of $18,000. Development fees are calculated based on 3% – 5% of the cost of the tenant improvements work performed. No development fees were earned for the period from January 1, 2004 to May 31, 2004. Beginning June 1, 2004, all fees have been eliminated in consolidation.

At December 31, 2006 and 2005, we had accounts receivable under the above agreements of $4,456,000 and $3,681,000, respectively, including $4,068,000 and $1,505,000, respectively, due from our joint venture with CalSTRS.

We also provide property management and leasing services for the CalEPA building for the City of Sacramento. The property management agreement expires on June 30, 2016, is extendable for an additional 5 years through June 30, 2020 and is subject to early termination on June 30, 2011 based on the terms in the agreement. Property management fees are $74,000 per month. For the years ended December 31, 2006 and 2005 and the period from October 13, 2004 through December 31, 2004, we earned property management fees from the City of Sacramento of $970,000, $1,046,000 and $218,000, respectively, and were reimbursed $355,000, $375,000 and $47,000, respectively. For the period from January 1, 2004 through October 12, 2004, TPGI Predecessor earned property management fees from the City of Sacramento of $828,000 and was reimbursed $431,000. The reimbursements represent the cost of on-site property management personnel incurred on behalf of the managed property. At December 31, 2006 and 2005, we had accounts receivable from the CalEPA building of $45,000 and $24,000, respectively.

We obtain insurance under a master insurance policy that includes all the properties in which we have an investment and for which we perform investment advisory or property management services. Property insurance premiums are allocated based on estimated insurable values. Liability insurance premiums are allocated based on relative square footage. The allocated expense to us for the years ended December 31, 2006 and 2005 and the period from October 13, 2004 through December 31, 2004 was $1,851,000, $1,947,000 and $469,000, respectively, and the allocated expense to TPGI Predecessor for the period from January 1, 2004 through October 12, 2004, was $922,000, and is included in rental property operating and maintenance expense.

14. Commitments and Contingencies

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

We sponsor a 401(k) plan for our employees. Our contributions were $322,000, $352,000 and $12,000 for the years ended December 31, 2006 and 2005 and the period from October 13, 2004 through December 31, 2004, respectively. TPGI Predecessor’s contribution was $266,000 for the period from January 1, 2004 through October 12, 2004.

We are a tenant in City National Plaza through May 2009 and in One Commerce Square through December 2009. For the period from January 1, 2004 through May 31, 2004 (date of consolidation), TPGI Predecessor incurred rent expense of $132,000, to One Commerce Square. For the years ended December 31, 2006 and 2005 and period from October 13, 2004 through December 31, 2004 we incurred rent expense of $227,000, $233,000 and $48,000, respectively, to City National Plaza. For the period from January 1, 2004 through October 12, 2004, we incurred rent expense of $85,000, to City National Plaza. These expense amounts are included in rent—unconsolidated/uncombined real estate entities.

The minimum future rents payable under the City National Plaza lease in each of the next five years are as follows:

Year ending December 31,
2007	$127
2008	127
2009	53

$307

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

A mortgage loan, with an outstanding balance of $19,404,000 and $19,688,000 as of December 31, 2006 and 2005, respectively, secured by a first trust deed on 2121 Market Street is guaranteed by that partnership’s general partners, including the Operating Partnership, up to a maximum amount of $3,300,000. Also in connection with this mortgage loan to 2121 Market Street, the Operating Partnership has guaranteed the repayment of up to $3,500,000 of the loan. Upon the occurrence of certain events, such as adjustments to the tax credits or operating losses being sustained by Harris Building Associates, the master lessee of the 2121 Market Street property, the Operating Partnership may be required to make certain payments to the majority partner of Harris Building Associates.

We have entered into an agreement to acquire a 13,000 square foot parcel of land located near our Four Points Centre development project in Austin, Texas for $530,000. We expect this acquisition to close in the second quarter of 2007.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

15. Quarterly Financial Information

The tables below reflect the selected quarterly information for us for the years ended December 31, 2006 and 2005. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except for share and per share amounts) (unaudited).

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Total revenue	$20,769	$19,291	$20,842	$17,672
Loss before gain on purchase of other secured loan, loss from early extinguishment of debt, interest income, equity in net loss of unconsolidated/uncombined real estate entities, and minority interests	(236)	(397)	(392)	(1,839)
(Loss) income before minority interests and provision/benefit for income taxes	(1,497)	4,632	(1,159)	(4,495)
Net income (loss)	(1,568)	1,283	(336)	(1,428)
Net income (loss) per share—basic	$(0.11)	0.09	(0.02)	(0.10)
Net income (loss) per share—diluted	$(0.11)	0.09	(0.02)	(0.10)
Weighted-average shares outstanding—basic	14,354,703	14,338,050	14,332,397	14,320,779
Weighted-average shares outstanding—diluted	14,354,703	14,352,687	14,332,397	14,320,779

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005		March 31, 2005
Total revenue	$17,744	$17,285	$16,588		$17,633
Loss before gain on purchase of other secured loan, loss from early extinguishment of debt, interest income, equity in net loss of unconsolidated/uncombined real estate entities, and minority interests	(55)	(693)	(1,066)		(1,901)
(Loss) income before minority interests and provision/benefit for income taxes	(11,250)	(5,969)	22,604	(1)	(2,812)
Net income (loss)	(2,900)	(1,746)	6,066	(1)	(776)
Net income (loss) per share—basic	$(0.20)	(0.12)	0.42		(0.05)
Net income (loss) per share—diluted	$(0.20)	(0.12)	0.42		(0.05)
Weighted-average shares outstanding—basic	14,310,367	14,303,774	14,297,909		14,295,236
Weighted-average shares outstanding—diluted	14,310,367	14,303,774	14,301,017		14,295,236

(1)	Includes the gain on purchase of other secured loan, before minority interests and provision for income taxes, of $25,776.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

16. Staff Accounting Bulletin No. 108

In September 2006, the SEC released SAB 108, which permits a company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors. Such adjustments do not require previously filed reports with the SEC to be amended. Effective September 30, 2006, we elected early application of SAB 108.

Accounting for Investments in Our TPG/CalSTRS Joint Venture

In accordance with SAB 108, we have adjusted our opening retained earnings for 2006 as a result of the change in the allocation of depreciation expense relating to our investment in TPG/CalSTRS, LLC. Depreciation expense was previously allocated to the members in accordance with the operating agreement of the limited liability company. For all properties excluding City National Plaza, the Operating Partnership was initially allocated depreciation expense ahead of CalSTRS. For City National Plaza, the minority owner and the Operating Partnership were initially allocated depreciation expense ahead of CalSTRS. Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” we determined that the allocation of net income/loss, including depreciation expense, to the members should be based on the allocation of cash distributions and liquidating distributions, not the profit and loss allocation ratios as specified in the operating agreement. We consider these adjustments to be immaterial to prior periods.

The impact on the 2006 opening additional paid in capital and retained deficit was $4,334,000. The pro forma impact to the statements of operations for the year ended December 31, 2005, periods from October 13, 2004 through December 31, 2004 and from January 1, 2004 through October 12, 2004, is an increase in net income of $1,986,000, $53,000, and $1,101,000, respectively. The pro forma cumulative effect on stockholders’ equity and retained deficit as of January 1, 2004 is an increase of $1,194,000.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The aggregate pro forma impact of these adjustments is summarized below:

	As Reported	Pro Forma Adjustment	Pro Forma
As of and for the period from Jan. 1, 2004 – Oct. 12, 2004
Equity in net loss of unconsolidated real estate entities	$(1,099)	$1,101	$2
Net (loss)	(5,006)	1,101	(3,905)

As of and for the period from Oct. 13, 2004 – Dec. 31, 2004
Investments in unconsolidated real estate entities	31,624	2,486	34,110
Deferred tax asset	390	(35)	355
Minority interests – unitholders in the Operating Partnership	76,458	103	76,561
Stockholders’ equity and retained deficit	66,185	2,348	68,533
Equity in net loss of unconsolidated real estate entities	(988)	191	(797)
Minority interests – unitholders loss (income) in the Operating Partnership	1,128	(103)	1,025
Benefit (provision) for Income Taxes	390	(35)	355
Net (loss) income	(581)	53	(528)
Loss per share – basic and diluted	(0.04)	0.004	(0.04)

As of and for the 12 months ended December 31, 2005
Investments in unconsolidated real estate entities	41,124	9,836	50,960
Deferred tax liability	308	1,449	1,757
Minority interests – unitholders in the Operating Partnership	74,099	4,053	78,152
Stockholders’ equity and retained deficit	63,632	4,334	67,966
Equity in net loss of unconsolidated real estate entities	(16,259)	7,350	(8,909)
Minority interests – unitholders income in the Operating Partnership	(1,559)	(3,950)	(5,509)
(Provision) for Income Taxes	(698)	(1,414)	(2,112)
Net income	644	1,986	2,630
Income per share – basic and diluted	$0.05	$0.13	$0.18

Incentive Units

Also in accordance with SAB 108, we adjusted our opening stockholders’ equity and minority interests of unitholders in the Operating Partnership for 2006 as a result of a change in recognizing compensation expense for incentive units issued in our Operating Partnership. Previously, we did not record compensation expense until a book-up event occurred. Based on SFAS 123, we determined that compensation expense should be recorded based on the fair value of the units recognized ratably over the applicable vesting period. We consider these adjustments to be immaterial to prior periods.

The impact on the 2006 opening retained deficit and minority interests of unitholders in the Operating Partnership was $2,308,000 and $2,682,000, respectively. The pro forma impact to the statements of operations for the year ended December 31, 2005 and the period from October 13, 2004 to December 31, 2004, is a decrease in net income of $1,829,000 and $480,000, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

The aggregate pro forma impact of these adjustments is summarized below:

	As Reported	Pro Forma Adjustment	Pro Forma
As of and for the period from Oct. 13, 2004 – Dec. 31, 2004
General and administrative expense	$2,095	$1,037	$3,132
Minority interests – unitholders loss (income) in the Operating Partnership	1,128	(557)	571
Benefit for income taxes	390	—	390
Net (loss)	(581)	(480)	(1,061)
Loss per share – basic and diluted	$(0.04)	$(0.03)	$(0.07)

As of and for the 12 months ended December 31, 2005
General and administrative expense	$12,914	$3,954	$16,868
Minority interests – unitholders income in the Operating Partnership	(1,559)	(2,125)	(3,684)
(Provision) for income taxes	(698)	-	(698)
Net Income (loss).	644	(1,829)	(1,185)
Income (loss) per share – basic and diluted	$0.05	$(0.13)	$(0.08)

17. Subsequent Events (Unaudited)

In February 2007, our joint venture with CalSTRS, acquired two office properties in Fairfax, Virginia for $166.5 million. The acquisition and closing costs were funded with $135.3 million of mortgage financing proceeds and approximately $43.1 million of equity provided by TPG/CalSTRS. Of the total equity, TPG provided $10.8 million and CalSTRS provided $32.3 million. Financing for the acquisition at closing consisted of a senior two-year $55.0 million loan (with three one-year extension options) bearing interest at LIBOR plus the applicable percentage; a mezzanine two-year $36.0 million loan (with three one-year extension options) bearing interest at LIBOR plus the applicable percentage; and a ten-year $44.3 million mortgage with a fixed rate of 5.52% per annum.

In March 2007, our company, through a joint venture with institutional investment partners, entered into a definitive agreement with affiliates of Blackstone Real Estate Advisors to acquire ten Class A office properties in Austin, Texas for an aggregate purchase price of $1.15 billion. Approximately 75 percent to 80 percent of the gross purchase price, including closing costs, is expected to be funded with property-level mortgage debt, with 20 percent to 25 percent coming from equity investments by investment partners and us. We anticipate funding approximately 6.25 percent of the overall equity to the transaction.

SCHEDULE III—INVESTMENTS IN REAL ESTATE

(In thousands)

	One Commerce Square	Two Commerce Square	Murano	Four Points Centre	Campus El Segundo	TPG Developments
Encumbrances, net	$130,000	$159,235	$17,434	$4,000	$17,259	$—
Initial cost to the real estate entity that acquired the property:
Land and improvements	14,259	15,758	11,085	10,523	39,937	—
Buildings and improvements	87,653	147,951	—	—	—	—
Costs capitalized subsequent to construction/acquisition:
Land and improvements	—	—	29,885	8,482	(3,548)	47
Buildings and improvements	32,269	48,497	—	—	—	—
Total costs:
Land and improvements	14,259	15,758	40,970	19,005	36,389	47
Buildings and improvements	119,922	196,448	—	—	—	—
Accumulated depreciation and amortization	(24,039)	(82,599)	(6)	—	—	—
Date construction completed	1987	1992	N/A	N/A	N/A	N/A

Investments in real estate:

	2006	2005		2004
Balance, beginning of the year	$417,486	$377,529		$231,734
Additions during the year	34,042	41,377	(3)	160,064	(1)
Deductions during the year	(8,730)	(1,420)		(14,269	)(2)

Balance, end of the year	$442,798	$417,486		$377,529

Accumulated depreciation related to investments in real estate:

	2006	2005		2004
Balance, beginning of the year	$(104,325)	$(95,044)		$(66,998)
Additions during the year	(11,049)	(10,701	)(3)	(42,315	)(1)
Deductions during the year	8,730	1,420		14,269	(2)

Balance, end of the year	$(106,644)	$(104,325)		$(95,044)

(1)	The additions during 2004 include the effect of consolidating One Commerce Square.

(2)	Adjustment resulting from the application of SFAS No. 141 for our acquisition of the 50% interest in One Commerce Square owned by an unaffiliated third party.

(3)	The additions during 2005 include the exercise of the Campus El Segundo purchase option.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $264.9 million as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

TPG/CalSTRS, LLC:

We have audited the accompanying consolidated balance sheet of TPG/CalSTRS, LLC (a Delaware limited liability company) (“TPG/CalSTRS”) as of December 31, 2006, and the related consolidated statements of operations, members’ equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of TPG/CalSTRS’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of TPG/CalSTRS’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of TPG/CalSTRS’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TPG/CalSTRS at December 31, 2006, and the consolidated results of its operations and its cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Los Angeles, California

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

TPG/CalSTRS, LLC:

We have audited the accompanying consolidated balance sheet of TPG/CalSTRS, LLC (a Delaware limited liability company) (“TPG/CalSTRS”) as of December 31, 2005, and the related consolidated statements of operations, members’ equity and comprehensive loss and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of TPG/CalSTRS’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TPG/CalSTRS as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, TPG/CalSTRS has restated its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, members’ equity and comprehensive loss and cash flows for the years ended December 31, 2005 and 2004.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2006 (April 2, 2007 as to the effects of the restatement described in Note 8)

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands)

	2006	2005
		(As restated, see Note 8)
ASSETS
Investments in real estate:
Land and improvements	$85,112	$70,876
Land and improvements—development property	27,047	6,753
Buildings and improvements	829,844	574,695
Tenant improvements	125,688	73,055

	1,067,691	725,379
Less accumulated depreciation	(63,107)	(35,256)

	1,004,584	690,123
Investment in real estate, net—held for sale	—	27,921

	1,004,584	718,044
Cash and cash equivalents	9,920	5,810
Restricted cash	60,470	32,308
Accounts receivable, net of allowance for doubtful accounts of $649 and $14 as of 2006 and 2005, respectively	8,190	3,880
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $32,417 and $15,076 as of 2006 and 2005, respectively	100,498	83,598
Deferred loan costs, net of accumulated amortization of $3,070 and $4,794 as of 2006 and 2005, respectively	8,154	5,801
Deferred rents	30,998	14,817
Acquired above market leases, net of accumulated amortization of $3,941 and $1,859 as of 2006 and 2005, respectively	4,779	7,516
Prepaid expenses and other assets	47,292	1,647
Other assets, net—real estate investment held for sale	—	7,382

Total assets	$1,274,885	$880,803

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans	$935,916	$534,859
Mortgage and other secured loans—real estate investment held for sale	—	30,267
Other secured loans	94,700	93,463
Accounts payable and other liabilities	45,847	35,706
Due to affiliates	5,263	4,177
Acquired below market leases, net of accumulated amortization of $5,686 and $8,448 as of 2006 and 2005, respectively	13,365	11,440
Prepaid rent	4,124	2,267
Other liabilities, net—real estate investment held for sale	—	716

Total liabilities	1,099,215	712,895
Minority interest	—	9,574
Members’ equity, including $1,457 and $351 accumulated other comprehensive loss as of 2006 and 2005, respectively	175,670	158,334

Total liabilities and members’ equity	$1,274,885	$880,803

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
		(As restated, see Note 8)
Revenues:
Rental	$94,745	$54,981	$33,026
Tenant reimbursements	19,793	6,536	3,580
Parking	11,586	8,201	7,078
Interest income	1,624	429	114
Other	4,903	374	426

Total revenues	132,651	70,521	44,224

Expenses:
Operating	71,635	41,850	26,847
General and administrative	8,591	4,206	2,424
Parking	2,564	2,043	1,811
Depreciation and amortization	55,283	31,951	8,682
Interest	56,608	28,518	10,731

Total expenses	194,681	108,568	50,495

Loss from continuing operations before minority interest	(62,030)	(38,047)	(6,271)
Minority interest attributable to continuing operations	(1,546)	3,398	984

Loss from continuing operations	(63,576)	(34,649)	(5,287)
Income (loss) from discontinued operations	6,328	(1,566)	—

Loss before cumulative effect of a change in accounting principle	(57,248)	(36,215)	(5,287)
Cumulative effect of a change in accounting principle	—	(1,279)	—

Net loss	$(57,248)	$(37,494)	$(5,287)

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	CalSTRS	TPG	Total
Balance—December 31, 2003 (As previously reported)	$88,012	$3,160	$91,172
Prior period restatement adjustment (Note 8)	(5,289)	1,194	(4,095)

Balance—December 31, 2003 (As restated, see Note 8)	82,723	4,354	87,077

Contributions	41,588	32,898	74,486
Distributions	(52,786)	(1,055)	(53,841)
Net loss (As restated, see Note 8)	(4,396)	(891)	(5,287)
Other comprehensive loss	(342)	(34)	(376)

Comprehensive loss	1,521	(2,218)	(697)

Balance—December 31, 2004 (As restated, see Note 8)	66,787	35,271	102,058

Contributions	96,827	34,459	131,286
Distributions	(28,701)	(8,840)	(37,541)

Net loss (As restated, see Note 8)	(28,121)	(9,373)	(37,494)
Other comprehensive income	19	6	25

Comprehensive loss	(20,240)	(16,717)	(36,957)

Balance—December 31, 2005 (As restated, see Note 8)	106,811	51,523	158,334

Contributions	129,006	43,001	172,007
Distributions	(71,847)	(24,470)	(96,317)

Net loss	(43,328)	(13,920)	(57,248)
Other comprehensive loss	(770)	(336)	(1,106)

Comprehensive loss	(44,098)	(14,256)	(58,354)

Balance—December 31, 2006	$119,872	$55,798	$175,670

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
		(As restated, see Note 8)
Cash flows from operating activities:
Net loss	$(57,248)	$(37,494)	$(5,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate	(6,133)	—	—
Cumulative effect of a change in accounting principle	—	1,279	—
Minority interest	1,546	(3,398)	(984)
Depreciation and amortization	55,283	34,018	8,682
Amortization of above and below market leases, net	317	(585)	(2,959)
Amortization of loan costs	4,409	3,600	1,318
Deferred rents	(15,518)	(5,777)	(2,446)
Changes in assets and liabilities:
Accounts receivable	(4,310)	(3,209)	(356)
Prepaid expenses and other assets	(45,800)	1,178	(2,054)
Deferred lease costs	(19,884)	(8,726)	(6,296)
Accounts payable and other liabilities	126	15,811	4,663
Prepaid rent	1,857	1,428	(1,310)

Net cash used in operating activities	(85,355)	(1,875)	(7,029)

Cash flows from investing activities:
Expenditures for real estate	(352,183)	(479,024)	(26,222)
Proceeds from sale of real estate	11,362	—	—
Change in restricted cash	(28,162)	(17,828)	(12,069)

Net cash used in investing activities	(368,983)	(496,852)	(38,291)

Cash flows from financing activities:
Proceeds from mortgage and other secured loans	719,236	412,542	246,338
Repayments of mortgage loan	(316,909)	—	(175,000)
Principal payments on mortgage loans	—	(291)	—
Members’ contributions	172,007	131,286	34,702
Members’ distributions	(96,317)	(37,541)	(53,841)
Minority interest contributions	2,379	2,343	310
Minority interest distributions	(13,500)	—	(3,647)
Payment of loan costs	(8,448)	(5,417)	(5,529)

Net cash provided by financing activities	458,448	502,922	43,333

Net increase (decrease) in cash and cash equivalents	4,110	4,195	(1,987)
Cash and cash equivalents, beginning of period	5,810	1,615	3,602

Cash and cash equivalents, end of period	$9,920	$5,810	$1,615

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $4,345, $2,005, and $47 for the years ended December 31, 2006, 2006 and 2004	$55,576	$25,330	$8,784

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets by member	$—	$—	$39,784
Investments in real estate included in accounts payable and other liabilities	$10,575	$12,932	$—
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	$2,042	$—	$—

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31, 2006, 2005 and 2004

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

TPG/CalSTRS is the sole member of TPGA, LLC, a Delaware limited liability company, which is the managing member of TPG Plaza Investments, LLC (“TPG Plaza”), a Delaware limited liability company. TPGA, LLC has an 85.4% ownership interest in TPG Plaza. TPG/CalSTRS’ financial statements are consolidated with the accounts of TPGA, LLC and TPG Plaza. The ownership interests of the other members of TPG Plaza are reflected in the accompanying balance sheets as minority interest.

On January 28, 2003, TPG Plaza purchased an office building complex located in Los Angeles, California, commonly known as City National Plaza. On October 13, 2004, Thomas Properties Group, LLC contributed its interest in TPG/CalSTRS to Thomas Properties Group, L.P. (“TPG”), a Maryland limited partnership, in connection with the initial public offering of TPG’s sole general partner, Thomas Properties Group, Inc. CalSTRS contributed to TPG/CalSTRS its interest in office buildings located in Reston, Virginia, commonly known as Reflections I and Reflections II. In addition, TPG increased its ownership interest in TPG/CalSTRS from 5% to 25%. TPG acts as the managing member of TPG/CalSTRS. During 2005, TPG/CalSTRS acquired four properties in suburban Philadelphia, Pennsylvania, and four properties in Houston, Texas, including a 6.3 acre development site in Houston, Texas. During 2006, TPG/CalSTRS sold a suburban office property in Blue Bell, Pennsylvania, and acquired a four-building campus in Houston, Texas.

As of December 31, 2006, TPG/CalSTRS owned the following properties:

Property	Type	Location
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office and undeveloped land	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
Intercontinental Center	Suburban office	Houston, Texas
CityWestPlace	Suburban office	Houston, Texas

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The minority members of TPG Plaza have the option to require TPG Plaza or TPGA, LLC to redeem or purchase, as applicable, their member interests for an amount equal to what would be payable to them upon liquidation of the assets of TPG Plaza at fair market value.

Either member of TPG/CalSTRS may trigger a buy-sell provision. Under this provision, the initiating party sets a price for its interest in TPG/CalSTRS, and the other party has a specified time to either elect to buy the initiating party’s interest, or sell its own interest to the initiating party. Under certain events, CalSTRS has a buy-out option to purchase TPG’s interest in TPG/CalSTRS. The buy-out price is generally based on a 3% discount to appraised fair market value.

TPG is required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except that for stabilized properties, TPG is required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period for these properties.

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of December 31, 2006:

City National Plaza (1):
CalSTRS	64.1%
TPG	21.3%
Other members	14.6%
All Other Properties (2):
CalSTRS	75.0%
TPG	25.0%

(1)	Prior to January 1, 2006, the minority owner of City National Plaza and TPG were allocated depreciation expense of City National Plaza ahead of CalSTRS, resulting in the allocation to TPG of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income/loss (excluding depreciation expense). During 2005, the accumulated losses and distributions for the minority owner equaled their contribution amount. As such, net income/loss is allocated to TPG and CalSTRS.

Beginning January 1, 2006, TPG is allocated 25% of net income/loss, including depreciation expense. See Note 8 for discussion of the adjustment to opening members’ equity and statements of operations for the years ended December 31, 2005 and 2004 as a result of the change in allocation of depreciation expense.

(2)	Prior to January 1, 2006, TPG was allocated depreciation expense of the properties ahead of CalSTRS, resulting in the allocation to us of 100% of depreciation expense and 25% of net income/loss (excluding depreciation expense) of the properties. Beginning January 1, 2006, TPG is allocated 25% of net income/loss, including depreciation expense, which is equal to the economic ownership of TPG. See Note 8 for discussion of the adjustment to opening members’ equity as a result of the change in allocation of depreciation expense.

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

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $6,397,000, $2,052,000 and $47,000 as of December 31, 2006, 2005 and 2004, respectively.

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

Deferred Leasing and Loan Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed. Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the terms in the respective leases. The weighted average amortization period for the above and below market leases was approximately 3.9 and 4.9 years as of December 31, 2006 and 2005, respectively.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by TPG/CalSTRS because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$14,350	$11,467	$8,451	$6,441	$5,258	$21,590	$67,557

Adjustments to rental revenues
Above market leases	$(2,171)	$(1,664)	$(391)	$(239)	$(203)	$(111)	(4,779)
Below market leases	1,985	1,765	1,642	1,511	1,426	5,036	13,365

Net adjustment to rental revenues	$(186)	$101	$1,251	$1,272	$1,223	$4,925	$8,586

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $13,759,000, $5,777,000, and $2,446,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases decreased revenue by $319,000 for the year ended December 31, 2006 and increased revenue by $585,000 and $2,959,000 for the years ended December 31, 2005 and 2004, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. TPG/CalSTRS also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectibility differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. TPG/CalSTRS assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the approximate fair values of our cash flow hedges.

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

At December 31, 2006 and 2005, derivatives with a fair value of $468,000 and $82,000, respectively, were included in deferred loan costs. The change in net unrealized gain (loss) of $(1,106,000), $25,000 and $(376,000) in 2006, 2005 and 2004, respectively, for derivatives designated as cash flow hedges is separately disclosed in the statements of members’ equity and comprehensive loss.

Asset Retirement Obligation

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143”, which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. TPG/CalSTRS has determined that conditional legal obligations exist for City National Plaza related primarily to asbestos materials. TPG/CalSTRS has adopted this interpretation on December 31, 2005 and recorded a non cash impact of $1,279,000, which is reported as a cumulative effect of a change in accounting principle in the statement of operations, and a liability for conditional asset retirement obligations of $4,239,000.

The following table illustrates the effect on net (loss) income as if FIN 47 had been applied during the years ended December 31, 2005 and 2004:

	2005	2004
Loss from continuing operations before minority interest, as reported	$(38,047)	$(6,271)
Less: depreciation and accretion expense	(431)	(426)

Pro forma loss from continuing operations before minority interest	(38,478)	(6,697)
Pro forma minority interest attributable to continuing operations	3,274	1,046

Pro forma (loss) income from continuing operations	(35,204)	(5,651)
Loss from discontinued operations	(1,566)	—

Pro forma (loss) income	$(36,770)	$(5,651)

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The effect on liabilities as of December 31, 2004, as if FIN 47 had been previously applied during all periods affected, would have resulted in an increase in liabilities of $3,888,000.

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Concentration of Credit Risk

Financial instruments that subject TPG/CalSTRS to credit risk consist primarily of accounts receivable.

For the year ended December 31, 2006, one tenant accounted for approximately 12.2% of rent and other property revenue of TPG/CalSTRS. For the years ended December 31, 2005 and 2004, one tenant accounted for approximately 10.1% and three tenants accounted for approximately 56.4%, respectively, of rent and other property revenue of TPG/CalSTRS.

We generally require either a security deposit, letter of credit or a guarantee from our tenants.

Expenses

Expenses include all costs incurred by TPG/CalSTRS in connection with the management, operation, maintenance and repair of the properties and are expensed as incurred.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006, and we have elected early application of SAB 108. See Note 8 for the impact of SAB 108 on our financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

3. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2006 and 2005 is as follows:

	Interest rate		Outstanding debt		Maturity date
			2006	2005
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07	%(2)	$355,300 $	200,000	7/11/08
Senior mezzanine loan (Note A)	LIBOR + 2.59	(2)	12,026	63,819	7/11/08
Senior mezzanine loan (Note B)	LIBOR + 1.90	(2)	24,000		7/11/08
Senior mezzanine loan (Note C)	LIBOR + 2.25	(2)	24,000		7/11/08
Senior mezzanine loan (Note D)	LIBOR + 2.50	(2)	24,000		7/11/08
Senior mezzanine loan (Note E)	LIBOR + 3.05	(2)	22,700		7/11/08
Junior mezzanine loan	LIBOR + 5.00	(2)	10,307	25,000	7/11/08
CityWestPlace
Senior mortgage loan	6.16		121,000	—	7/6/16
Senior mortgage loan	LIBOR + 1.25	(2)	82,400	—	6/1/08
San Felipe Plaza
Senior mortgage loan	5.28		101,500	101,500	8/11/10
Senior mortgage loan (3)	LIBOR + 3.00		2,120	—	8/11/10
2500 City West
Senior mortgage loan	5.28		70,000	70,000	8/11/10
Senior mortgage loan (4)	LIBOR + 3.00		3,113	—	8/11/10
Brookhollow Central I, II and III / Intercontinental Center
Senior mortgage loan	LIBOR + 2.25	(2)	53,000	53,000	8/9/07
Senior mortgage loan (5)	LIBOR + 3.25	(2)	1,984	—	8/9/07
Four Falls Corporate Center
Note A	5.31		42,200	42,200	3/6/10
Note B (6) (7) (8)	LIBOR + 3.25	(2)	7,867	1,600	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	35,300	3/6/10
Note B (7) (8) 9)	LIBOR + 3.25	(2)	5,400	3,044	3/6/10
Valley Square Office Park (10)
Note A	LIBOR + 1.75	(10)	—	27,500	3/1/07
Note B	LIBOR + 3.25	(10)	—	2,767	3/1/07
Reflections I	5.23		22,870	23,195	4/1/15
Reflections II	5.22		9,529	9,664	4/1/15

			$1,030,616	$658,589

(1)	In July 2006, TPG Plaza was refinanced. The senior mortgage loans and senior mezzanine loans are subject to exit fees equal to .25% of the loan amounts. The senior mezzanine loan A and junior mezzanine loan, with maximum borrowings up to $70 million and $60 million, respectively, are subject to an exit fee equal to .5% of the outstanding loan amount. Under certain circumstances all of the exit fees will be waived.

(2)	TPG/CalSTRS has purchased interest rate cap agreements for the funded portion of these loans.

(3)	TPG/CalSTRS may borrow up to $16.2 million under this loan.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

(4)	TPG/CalSTRS may borrow up to $15.5 million under this loan.

(5)	TPG/CalSTRS may borrow up to $32.8 million under this loan.

(6)	TPG/CalSTRS may borrow up to $12.9 million under this loan.

(7)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(8)	These loans bear interest at the greater of the one month LIBOR or 2.25%, plus the applicable margin. As of December 31, 2006, one month LIBOR exceeded 2.25%.

(9)	TPG/CalSTRS may borrow up to $13.4 million under this loan.

(10)	These loans were secured by property classified as held for sale at December 31, 2005. The property was sold in April 2006.

The loan agreements generally require that all receipts collected from the properties be deposited in a lockbox account under the control of the lender to fund reserves, debt service and operating expenditures.

4. Related Party Transactions

TPG/CalSTRS incurred acquisition fees to an affiliate of TPG of $1,475,000 and $2,384,000, in 2006 and 2005, which have been capitalized to real estate. Such fees were paid upon acquisition of the one property in 2006 and the eight properties and undeveloped land in 2005.

TPG provides asset management services to TPG/CalSTRS. For the years ended December 31, 2006, 2005 and 2004, TPG/CalSTRS incurred asset management fees of $4,402,000, $2,471,000, and $1,240,000, respectively, to TPG, which are included in general and administrative expenses and loss from discontinued operations.

Pursuant to a management and leasing agreement, TPG performs property management and leasing services for TPG/CalSTRS. TPG is entitled to property management fees calculated based on 3% of gross property revenues, paid on a monthly basis. In addition, TPG is reimbursed for compensation paid to certain of its employees and direct out-of-pocket expenses. For the years ended December 31, 2006, 2005 and 2004, TPG charged TPG/CalSTRS $3,792,000, $2,048,000, and $1,153,000, respectively, for property management fees and $1,639,000 $1,072,000, and $674,000, respectively, representing the cost of on-site property management personnel incurred on behalf of TPG/CalSTRS, which are included in operating expenses and loss from operations.

For new leases entered into by TPG/CalSTRS, TPG is entitled to leasing commissions, calculated at 4% of base rent during years 1 through 10 of a lease and 3% of base rent thereafter, where TPG acts as the procuring broker, and 2% of lease rent during years 1 through 10 of a lease and 1.5% of base rent thereafter, where TPG acts as the co-operating broker. For lease renewals, where TPG is the procuring broker and there is no co-operating broker, TPG is entitled to leasing commissions, calculated at 4% of base rent. For lease renewals, where there is both a procuring and co-operating broker, if TPG is the procuring broker, it is entitled to receive 3% of base rents and if it’s the co-operating broker, it is entitled to receive 1.5% of base rents. Commissions are paid 50% at signing and 50% upon occupancy. The leasing commissions will be split on the customary basis between TPG and tenant representative when applicable. For the years ended December 31, 2006, 2005 and 2004, TPG/CalSTRS incurred leasing commissions to TPG of $5,347,000, $2,318,000 and $455,000,

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

respectively, which are included in deferred leasing costs. At December 31, 2006, 2005 and 2004, $2,079,000, $1,880,000 and $452,000, respectively, is payable to TPG pursuant to the management and leasing agreement.

The management and leasing agreement expires on January 27, 2008, and is automatically renewed for successive periods of one year each, unless TPG elects not to renew the agreement.

TPG receives incentive compensation based on a minimum return on investment to CalSTRS, following which TPG would participate in cash flow above the stated return, subject to a clawback provision in the joint venture agreement if returns for a property fall below the stated return. No incentive compensation was earned by TPG during the year ended December 31, 2005. TPG earned incentive compensation of $521,000 related to the sale of Valley Square during the year ended December 31, 2006.

TPG acts as the development manager for the properties. TPG/CalSTRS pays TPG a fee based upon a market rate percentage of the total direct and indirect costs of the property, including the cost of all tenant improvements therein. For the years ended December 31, 2006, 2005 and 2004, TPG/CalSTRS incurred development management fees of $1,472,000, $948,000, and $342,000, respectively, to TPG, which have been capitalized to real estate.

TPG/CalSTRS obtains insurance as part of a master insurance policy that includes all the properties in which TPG and affiliated entities have an investment and for which they perform investment advisory or property management services. Property insurance premiums are allocated to TPG/CalSTRS based on estimated insurable values. Liability insurance premiums are allocated to TPG/CalSTRS based on relative square footage. The allocated premium for the years ended December 31, 2006, 2005 and 2004 is $6,720,000, $3,256,000, and $3,109,000, respectively, and is included in operating expenses and loss from discontinued operations.

TPG is a tenant in City National Plaza through May 2009. For the years ended December 31, 2006, 2005, and 2004, rental revenues from TPG were $289,000, $296,000, and $222,000, respectively.

5. Discontinued Operations

In November 2005, TPG/CalSTRS classified Valley Square Office Park as held for sale, upon the decision to market the property for sale. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the results of operations for Valley Square Office Park are reflected in the consolidated statements of operations as discontinued operations since acquisition of the property in March 2005. The property was sold in April 2006. Total assets were approximately $217,000 as of December 31, 2006.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following table summarizes the income and expense components that comprise income from discontinued operations before minority interests for the year ended December 31, 2006 and 2005:

	2006	2005
Revenues:
Rental	$1,519	$3,738
Tenant reimbursements	35	56
Other	31	53

Total revenues	1,585	3,847

Expenses:
Operating and other expenses	634	1,780
Interest expense	756	1,566
Depreciation and amortization	—	2,067

Total expenses	1,390	5,413

Gain on sale of property	$6,133	$—

Income (loss) from discontinued operations	$6,328	$(1,566)

6. Minimum Future Lease Rentals

TPG/CalSTRS has entered into various lease agreements with tenants as of December 31, 2006. The minimum future cash rents receivable on non-cancelable leases, including leases relating to the property held for sale, in each of the next five years and thereafter are as follows:

Year ending December 31,
2007	$103,251
2008	105,224
2009	97,029
2010	90,836
2011	84,159
Thereafter	440,351

$920,850

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties, and TPG/CalSTRS is not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on TPG/CalSTRS’ assets or results of operations.

8. Restatement

We have restated the 2005 and 2004 consolidated financial statements as a result of the change in the allocation of depreciation expense relating to TPG and CalSTRS. Depreciation expense was previously allocated to the members in accordance with the operating agreement of the limited liability company. For all properties excluding City National Plaza, TPG was initially allocated depreciation expense ahead of CalSTRS. For City National Plaza, the minority owner and TPG were initially allocated depreciation expense ahead of CalSTRS. Based on AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” we determined that the allocation of net income/loss, including depreciation expense, to the members should be based on the allocation of cash distributions and liquidating distributions, not the profit and loss allocation ratios as specified in the operating agreement.

The following table presents the effects of the change in allocation of depreciation expense made to the previously reported consolidated balance sheet of TPG/CalSTRS as of December 31, 2005 (in thousands):

	As Previously Reported	Restatement	As Restated
Assets	$880,803	$—	$880,803

Liabilities	$712,895	$—	$712,895
Minority interest	—	9,574	9,574
Members’ equity	167,908	(9,574)	158,334

Total liabilities and members’ equity	$880,803	$—	$880,803

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following table presents the effects of the change in allocation of depreciation expense made to the previously reported consolidated statements of operations in TPG/CalSTRS for the years ended December 31, 2005 and 2004 (in thousands).

	2005			2004
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
Revenues	$70,521	$—	$70,521	$44,224	$—	$44,224
Expenses	108,568	—	108,568	50,495	—	50,495

Loss from continuing operations before minority interest	(38,047)	—	(38,047)	(6,271)	—	(6,271)
Minority interest attributable to continuing operations	3,910	(512)	3,398	5,950	(4,966)	984

Loss from continuing operations	(34,137)	(512)	(34,649)	(321)	(4,966)	(5,287)
Loss from discontinued operations	(1,566)	—	(1,566)	—	—	—

Loss before cumulative effect of change in accounting principle	(35,703)	(512)	(36,215)	(321)	(4,966)	(5,287)
Cumulative effect of change in accounting principle	(1,279)	—	(1,279)	—	—	—

Net loss	$(36,982)	$(512)	$(37,494)	$(321)	$(4,966)	$(5,287)

The restatement did not change any amounts in net cash provided by (used in) operating activities, investing activities, and financing activities in previously reported consolidated statements of cash flows.

9. Subsequent Events (Unaudited)

In February 2007, TPG/CalSTRS acquired two office properties in Fairfax, Virginia for $166.5 million. The acquisition and closing costs were funded with $135.3 million of mortgage financing proceeds and approximately $43.1 million of equity provided by TPG/CalSTRS. Of the total equity, TPG provided $10.8 million and CalSTRS provided $32.3 million. Financing for the acquisition at closing consisted of a senior two-year $55.0 million loan (with three one-year extension options) bearing interest at LIBOR plus the applicable percentage; a mezzanine two-year $36.0 million loan (with three one-year extension options) bearing interest at LIBOR plus the applicable percentage; and a ten-year $44.3 million mortgage with a fixed rate of 5.52% per annum.

In March 2007, TPG/CalSTRS, through a joint venture with an institutional investment partner, entered into a definitive agreement with affiliates of Blackstone Real Estate Advisors to acquire ten Class A office properties in Austin, Texas for an aggregate purchase price of $1.15 billion. Approximately 75 percent to 80 percent of the gross purchase price, including closing costs, is expected to be financed with property-level mortgage debt, with 20 percent to 25 percent coming from equity investments by TPG/CalSTRS and its investment partner. TPG/CalSTRS anticipates funding approximately 25 percent of the overall equity to the transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 2, 2007

THOMAS PROPERTIES GROUP, INC.

By:	/s/ JAMES A. THOMAS
James A. Thomas Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints James A. Thomas and Diana M. Laing, his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below.

Signature	Title	Date

/s/ JAMES A. THOMAS James A. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director	April 2, 2007

/s/ EDWARD D. FOX Edward D. Fox	Director	April 2, 2007

/s/ WINSTON H. HICKOX Winston H. Hickox	Director	April 2, 2007

/s/ JOHN GOOLSBY John Goolsby	Director	April 2, 2007

/s/ RANDALL L. SCOTT Randall L. Scott	Executive Vice President and Director	April 2, 2007

/s/ JOHN R. SISCHO John R. Sischo	Executive Vice President and Director	April 2, 2007

Signature	Title	Date

/s/ DIANA M. LAING Diana M. Laing	Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ ROBERT D. MORGAN Robert D. Morgan	Senior Vice President (Principal Accounting Officer)	April 2, 2007