Form 10-K/A
period 2006-12-31
THOMAS PROPERTIES GROUP INC
filed 2007-04-20
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment no. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2007
Common Stock, $0.01 par value per share	14,526,594

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

Explanatory Note

This amendment no. 1 on Form 10-K/A includes within Part IV a revised note to the consolidated and combined financial information for the registrant and restated financial statements for TPG/CalSTRS, LLC, which have been amended solely to adjust the amounts in the balance sheet captions (1) prepaid expenses and other assets and (2) members’ equity in the consolidated balance sheet as of December 31, 2006, and to adjust the consolidated statement of cash flows for the year ended December 31, 2006, of our TPG/CalSTRS joint venture to reflect the return of an equity contribution to our joint venture member, the California State Teachers’ Retirement System, in December 2006, in connection with the acquisition of two office properties in Fairfax, Virginia (see Notes 8 and 9 of the consolidated financial statements of TPG/CalSTRS for further details).

1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

The following consolidated and combined financial information is included as a separate section of this report on Form 10-K:

INDEX TO FINANCIAL STATEMENTS

Page
Thomas Properties Group, Inc. and Subsidiaries and Thomas Properties Group, Inc. Predecessor:
Report of Independent Registered Public Accounting Firm	2
Report of Independent Registered Public Accounting Firm	3
Consolidated Balance Sheets as of December 31, 2006 and 2005	4
Consolidated and Combined Statements of Operations for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004	5
Consolidated and Combined Statements of Stockholders’ Equity (Owners’ Deficit) for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004	6
Consolidated and Combined Statements of Cash Flows for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2006 and 2005 and period from October 13, 2004 through December 31, 2004 and for Thomas Properties Group, Inc. Predecessor for the period from January 1, 2004 through October 12, 2004	7
Notes to Consolidated and Combined Financial Information	9
Schedule III: Investments in Real Estate	41

TPG/CalSTRS, LLC:
Report of Independent Registered Public Accounting Firm	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of December 31, 2006 and 2005 (As restated, Note 8)	44
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 (As restated, Note 8) and 2004 (As restated, Note 8)	45
Consolidated Statements of Members’ Equity and Comprehensive Loss for the years ended December 31, 2006 (As restated, Note 8), 2005 (As restated, Note 8) and 2004 (As restated, Note 8)	46
Consolidated Statements of Cash Flows for the years ended December 31, 2006 (As restated, Note 8), 2005 (As restated, Note 8) and 2004 (As restated, Note 8)	47
Notes to Consolidated Financial Information	48

(b) Exhibits

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information for the unconsolidated/uncombined real estate entities as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

Summarized Balance Sheets

	Restated 2006	2005
ASSETS
Investments in real estate, net	$1,022,480	746,551
Receivables including deferred rents	42,176	21,246
Other assets	204,141	140,260

Total assets	$1,268,797	908,057

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,050,019	678,319
Other liabilities	73,812	60,566

Total liabilities	1,123,831	738,885

Minority interest	—	—

Owners’ equity:
Thomas Properties, including $258 and $28 of other comprehensive loss as of 2006 and 2005, respectively	55,442	42,576
Other owners, including $1,199 and $323 of other comprehensive loss as of 2006 and 2005, respectively	89,524	126,596

Total owners’ equity	144,966	169,172

Total liabilities and owners’ equity	$1,268,797	$908,057

Summarized Statements of Operations

	2006	2005	2004
Revenues	$138,259	$75,845	$58,894

Expenses:
Operating and other expenses	86,672	51,855	39,377
Interest expense	57,807	29,730	14,338
Depreciation and amortization	56,817	33,086	11,852

Total expenses	201,296	114,671	65,567

Loss from continuing operations	(63,037)	(38,826)	(6,673)
Minority interest	(1,650)	3,910	5,950
Income (loss) from discontinued operations	6,328	(1,566)	—
Cumulative effect of a change in accounting principle	—	(1,279)	—

Net (loss)	$(58,359)	$(37,761)	$(723)

Thomas Properties / TPGI Predecessor’s share of net (loss) income	$(14,473)	$(17,112)	$(2,458)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Included in the preceding summarized balance sheets as of December 31, 2006 and 2005, are the following balance sheets of TPG/CalSTRS, LLC:

	Restated 2006	2005
ASSETS
Investments in real estate, net	$1,004,584	$718,044
Receivables including deferred rents	39,189	18,697
Other assets	201,912	144,062

Total assets	$1,245,685	$880,803

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,030,615	$658,589
Other liabilities	68,600	54,306

Total liabilities	1,099,215	712,895

Minority interest	—	—
Members’ equity:
Thomas Properties, including $258 and $28 of other comprehensive loss as of 2006 and 2005, respectively	55,916	41,687
Other members, including $1,199 and $323 of other comprehensive loss as of 2006 and 2005, respectively	90,554	126,221

Total members’ equity	146,470	167,908

Total liabilities and members’ equity	$1,245,685	$880,803

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

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis after December 13, 2005. As of February 22, 2006 and October 13, 2004 we committed to issue 850,003 and 730,003 incentive units to certain employees, respectively. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular units in the Operating Partnership and rank pari passu with the Units as to payment of regular and special periodic and other distributions and distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES AND

THOMAS PROPERTIES GROUP, INC. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL INFORMATION—(Continued)

Units to the extent of the incentive units’ economic capital account balance. We had 14,418,261 and 14,347,465 shares of common stock, and 16,666,666 of Units outstanding as of December 31, 2006 and 2005, respectively, and had committed to issue 850,003 and 730,003 of incentive units, respectively. Beginning as of January 1, 2006, we record compensation expense for the incentive units based on the fair value of the units recognized ratably over the applicable vesting period. See Note 16 for discussion of the adjustment to opening stockholders’ equity as a result of the change in recording incentive unit expense. For the year ended December 31, 2006, we recognized incentive unit expense of $3,068,000. We did not recognize any tax benefit related to this compensation expense. As of December 31, 2006 there was $1,812,000 of total unrecognized compensation cost related to the nonvested incentive units.

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

The provision for income taxes consists of the following for the years ended December 31, 2006 and December 31, 2005:

	2006	2005
Deferred income tax provision:
Federal	$(541)	$(551)
State	(94)	(147)

Provision for income taxes	$(635)	$(698)

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

The aggregate pro forma impact of these adjustments is summarized below:

	As Reported	Pro Forma Adjustment	Pro Forma
As of and for the period from Jan. 1, 2004 – Oct. 12, 2004
Equity in net loss of unconsolidated real estate entities	$(1,099)	$1,101	$2
Net (loss)	(5,006)	1,101	(3,905)

As of and for the period from Oct. 13, 2004 – Dec. 31, 2004
Investments in unconsolidated real estate entities	31,624	2,486	34,110
Deferred tax asset	390	(35)	355
Minority interests—unitholders in the Operating Partnership	76,458	103	76,561
Stockholders’ equity and retained deficit	66,185	2,348	68,533
Equity in net loss of unconsolidated real estate entities	(988)	191	(797)
Minority interests—unitholders loss (income) in the Operating Partnership	1,128	(103)	1,025
Benefit (provision) for Income Taxes	390	(35)	355
Net (loss) income	(581)	53	(528)
Loss per share—basic and diluted	(0.04)	0.004	(0.04)

As of and for the 12 months ended December 31, 2005
Investments in unconsolidated real estate entities	41,124	9,836	50,960
Deferred tax liability	308	1,449	1,757
Minority interests—unitholders in the Operating Partnership	74,099	4,053	78,152
Stockholders’ equity and retained deficit	63,632	4,334	67,966
Equity in net loss of unconsolidated real estate entities	(16,259)	7,350	(8,909)
Minority interests—unitholders income in the Operating Partnership	(1,559)	(3,950)	(5,509)
(Provision) for Income Taxes	(698)	(1,414)	(2,112)
Net income	644	1,986	2,630
Income per share—basic and diluted	$0.05	$0.13	$0.18

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

The aggregate pro forma impact of these adjustments is summarized below:

	As Reported	Pro Forma Adjustment	Pro Forma
As of and for the period from Oct. 13, 2004 – Dec. 31, 2004
General and administrative expense	$2,095	$1,037	$3,132
Minority interests—unitholders loss (income) in the Operating Partnership	1,128	(557)	571
Benefit for income taxes	390	—	390
Net (loss)	(581)	(480)	(1,061)
Loss per share—basic and diluted	$(0.04)	$(0.03)	$(0.07)

As of and for the 12 months ended December 31, 2005
General and administrative expense	$12,914	$3,954	$16,868
Minority interests—unitholders income in the Operating Partnership	(1,559)	(2,125)	(3,684)
(Provision) for income taxes	(698)	—	(698)
Net Income (loss).	644	(1,829)	(1,185)
Income (loss) per share—basic and diluted	$0.05	$(0.13)	$(0.08)

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

As discussed in Note 8, TPG/CalSTRS has restated its consolidated balance sheet as of December 31, 2006, and the related consolidated statements of members’ equity and comprehensive loss and cash flows for the year ended December 31, 2006.

ERNST & YOUNG LLP

Los Angeles, California

April 2, 2007

except for Note 8, as to which the date is

April 18, 2007

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

DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2006 (April 2, 2007 as to the effects of the restatement described in Note 8)

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands)

	2006	2005
	(As restated, see Note 8)
ASSETS
Investments in real estate:
Land and improvements	$85,112	$70,876
Land and improvements—development property	27,047	6,753
Buildings and improvements	829,844	574,695
Tenant improvements	125,688	73,055

	1,067,691	725,379
Less accumulated depreciation	(63,107)	(35,256)

	1,004,584	690,123
Investment in real estate, net—held for sale	—	27,921

	1,004,584	718,044
Cash and cash equivalents	9,920	5,810
Restricted cash	60,470	32,308
Accounts receivable, net of allowance for doubtful accounts of $649 and $14 as of 2006 and 2005, respectively	8,190	3,880
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $32,417 and $15,076 as of 2006 and 2005, respectively	100,498	83,598
Deferred loan costs, net of accumulated amortization of $3,070 and $4,794 as of 2006 and 2005, respectively	8,154	5,801
Deferred rents	30,998	14,817
Acquired above market leases, net of accumulated amortization of $3,941 and $1,859 as of 2006 and 2005, respectively	4,779	7,516
Prepaid expenses and other assets	18,092	1,647
Other assets, net—real estate investment held for sale	—	7,382

Total assets	$1,245,685	$880,803

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans	$935,916	$534,859
Mortgage and other secured loans—real estate investment held for sale	—	30,267
Other secured loans	94,700	93,463
Accounts payable and other liabilities	45,847	35,706
Due to affiliates	5,263	4,177
Acquired below market leases, net of accumulated amortization of $5,686 and $8,448 as of 2006 and 2005, respectively	13,365	11,440
Prepaid rent	4,124	2,267
Other liabilities, net—real estate investment held for sale	—	716

Total liabilities	1,099,215	712,895
Minority interest	—	9,574
Members’ equity, including $1,457 and $351 accumulated other comprehensive loss as of 2006 and 2005, respectively	146,470	158,334

Total liabilities and members’ equity	$1,245,685	$880,803

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	CalSTRS	TPG	Total
Balance—December 31, 2003 (As previously reported)	$88,012	$3,160	$91,172
Prior period restatement adjustment (Note 8)	(5,289)	1,194	(4,095)

Balance—December 31, 2003 (As restated, see Note 8)	82,723	4,354	87,077

Contributions	41,588	32,898	74,486
Distributions	(52,786)	(1,055)	(53,841)
Net loss (As restated, see Note 8)	(4,396)	(891)	(5,287)
Other comprehensive loss	(342)	(34)	(376)

Comprehensive loss	1,521	(2,218)	(697)

Balance—December 31, 2004 (As restated, see Note 8)	66,787	35,271	102,058
Contributions	96,827	34,459	131,286
Distributions	(28,701)	(8,840)	(37,541)
Net loss (As restated, see Note 8)	(28,121)	(9,373)	(37,494)
Other comprehensive income	19	6	25

Comprehensive loss	(20,240)	(16,717)	(36,957)

Balance—December 31, 2005 (As restated, see Note 8)	106,811	51,523	158,334
Contributions	99,806	43,001	142,807
Distributions	(71,847)	(24,470)	(96,317)
Net loss	(43,328)	(13,920)	(57,248)
Other comprehensive loss	(770)	(336)	(1,106)

Comprehensive loss	(44,098)	(14,256)	(58,354)

Balance—December 31, 2006 (As restated, see Note 8)	$90,672	$55,798	$146,470

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
	(As restated, see Note 8)
Cash flows from operating activities:
Net loss	$(57,248)	$(37,494)	$(5,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate	(6,133)	—	—
Cumulative effect of a change in accounting principle	—	1,279	—
Minority interest	1,546	(3,398)	(984)
Depreciation and amortization	55,283	34,018	8,682
Amortization of above and below market leases, net	317	(585)	(2,959)
Amortization of loan costs	4,409	3,600	1,318
Deferred rents	(15,518)	(5,777)	(2,446)
Changes in assets and liabilities:
Accounts receivable	(4,310)	(3,209)	(356)
Prepaid expenses and other assets	(16,600)	1,178	(2,054)
Deferred lease costs	(19,884)	(8,726)	(6,296)
Accounts payable and other liabilities	126	15,811	4,663
Prepaid rent	1,857	1,428	(1,310)

Net cash used in operating activities	(56,155)	(1,875)	(7,029)

Cash flows from investing activities:
Expenditures for real estate	(352,183)	(479,024)	(26,222)
Proceeds from sale of real estate	11,362	—	—
Change in restricted cash	(28,162)	(17,828)	(12,069)

Net cash used in investing activities	(368,983)	(496,852)	(38,291)

Cash flows from financing activities:
Proceeds from mortgage and other secured loans	719,236	412,542	246,338
Repayments of mortgage loan	(316,909)	—	(175,000)
Principal payments on mortgage loans	—	(291)	—
Members’ contributions	142,807	131,286	34,702
Members’ distributions	(96,317)	(37,541)	(53,841)
Minority interest contributions	2,379	2,343	310
Minority interest distributions	(13,500)	—	(3,647)
Payment of loan costs	(8,448)	(5,417)	(5,529)

Net cash provided by financing activities	429,248	502,922	43,333

Net increase (decrease) in cash and cash equivalents	4,110	4,195	(1,987)
Cash and cash equivalents, beginning of period	5,810	1,615	3,602

Cash and cash equivalents, end of period	$9,920	$5,810	$1,615

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $4,345, $2,005, and $47 for the years ended December 31, 2006, 2006 and 2004	$55,576	$25,330	$8,784

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets by member	$—	$—	$39,784
Investments in real estate included in accounts payable and other liabilities	$10,575	$12,932	$—
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	$2,042	$—	$—

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

3. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2006 and 2005 is as follows:

	Interest rate		Outstanding debt		Maturity date
			2006	2005
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07	%(2)	$355,300	$200,000	7/11/08
Senior mezzanine loan (Note A)	LIBOR + 2.59	(2)	12,026	63,819	7/11/08
Senior mezzanine loan (Note B)	LIBOR + 1.90	(2)	24,000		7/11/08
Senior mezzanine loan (Note C)	LIBOR + 2.25	(2)	24,000		7/11/08
Senior mezzanine loan (Note D)	LIBOR + 2.50	(2)	24,000		7/11/08
Senior mezzanine loan (Note E)	LIBOR + 3.05	(2)	22,700		7/11/08
Junior mezzanine loan	LIBOR + 5.00	(2)	10,307	25,000	7/11/08
CityWestPlace
Senior mortgage loan	6.16		121,000	—	7/6/16
Senior mortgage loan	LIBOR + 1.25	(2)	82,400	—	6/1/08
San Felipe Plaza
Senior mortgage loan	5.28		101,500	101,500	8/11/10
Senior mortgage loan (3)	LIBOR + 3.00		2,120	—	8/11/10
2500 City West
Senior mortgage loan	5.28		70,000	70,000	8/11/10
Senior mortgage loan (4)	LIBOR + 3.00		3,113	—	8/11/10
Brookhollow Central I, II and III / Intercontinental Center
Senior mortgage loan	LIBOR + 2.25	(2)	53,000	53,000	8/9/07
Senior mortgage loan (5)	LIBOR + 3.25	(2)	1,984	—	8/9/07
Four Falls Corporate Center
Note A	5.31		42,200	42,200	3/6/10
Note B (6) (7) (8)	LIBOR + 3.25	(2)	7,867	1,600	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	35,300	3/6/10
Note B (7) (8) 9)	LIBOR + 3.25	(2)	5,400	3,044	3/6/10
Valley Square Office Park (10)
Note A	LIBOR + 1.75	(10)	—	27,500	3/1/07
Note B	LIBOR + 3.25	(10)	—	2,767	3/1/07
Reflections I	5.23		22,870	23,195	4/1/15
Reflections II	5.22		9,529	9,664	4/1/15

			$1,030,616	$658,589

(1)	In July 2006, TPG Plaza was refinanced. The senior mortgage loans and senior mezzanine loans are subject to exit fees equal to .25% of the loan amounts. The senior mezzanine loan A and junior mezzanine loan, with maximum borrowings up to $70 million and $60 million, respectively, are subject to an exit fee equal to .5% of the outstanding loan amount. Under certain circumstances all of the exit fees will be waived.

(2)	TPG/CalSTRS has purchased interest rate cap agreements for the funded portion of these loans.

(3)	TPG/CalSTRS may borrow up to $16.2 million under this loan.

(4)	TPG/CalSTRS may borrow up to $15.5 million under this loan.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

(5)	TPG/CalSTRS may borrow up to $32.8 million under this loan.

(6)	TPG/CalSTRS may borrow up to $12.9 million under this loan.

(7)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(8)	These loans bear interest at the greater of the one month LIBOR or 2.25%, plus the applicable margin. As of December 31, 2006, one month LIBOR exceeded 2.25%.

(9)	TPG/CalSTRS may borrow up to $13.4 million under this loan.

(10)	These loans were secured by property classified as held for sale at December 31, 2005. The property was sold in April 2006.

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

For new leases entered into by TPG/CalSTRS, TPG is entitled to leasing commissions, calculated at 4% of base rent during years 1 through 10 of a lease and 3% of base rent thereafter, where TPG acts as the procuring broker, and 2% of lease rent during years 1 through 10 of a lease and 1.5% of base rent thereafter, where TPG acts as the co-operating broker. For lease renewals, where TPG is the procuring broker and there is no co-operating broker, TPG is entitled to leasing commissions, calculated at 4% of base rent. For lease renewals, where there is both a procuring and co-operating broker, if TPG is the procuring broker, it is entitled to receive 3% of base rents and if it’s the co-operating broker, it is entitled to receive 1.5% of base rents. Commissions are paid 50% at signing and 50% upon occupancy. The leasing commissions will be split on the customary basis between TPG and tenant representative when applicable. For the years ended December 31, 2006, 2005 and 2004, TPG/CalSTRS incurred leasing commissions to TPG of $5,347,000, $2,318,000 and $455,000, respectively, which are included in deferred leasing costs. At December 31, 2006, 2005 and 2004, $2,079,000, $1,880,000 and $452,000, respectively, is payable to TPG pursuant to the management and leasing agreement.

The management and leasing agreement expires on January 27, 2008, and is automatically renewed for successive periods of one year each, unless TPG elects not to renew the agreement.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

We have also restated the 2006 consolidated financial statements as a result of the return of an equity contribution to CalSTRS in December 2006, in connection with the acquisition of two office properties in Fairfax, Virginia (see Note 9 for further details). CalSTRS contribution of $29.2 million was made directly to an escrow account on December 14, 2006. The funds were returned to CalSTRS by the escrow company on December 28, 2006 due to a delay in the closing of the transaction; however the return of funds was not reflected in the previously reported financial statements. The restated financial statements account for the return of funds by adjusting the amounts in the balance sheet captions (1) prepaid expenses and other assets and (2) members’ equity. In January 2007, the funds were recontributed by CalSTRS and the acquisition was completed on February 1, 2007.

The following table presents the effects to the previously reported consolidated balance sheet of TPG/CalSTRS as of December 31, 2006 (in thousands) due to the return of CalSTRS equity contribution:

	As Previously Reported	Restatement	As Restated
Prepaid expenses and other assets	$47,292	$(29,200)	$18,092
Total Assets	$1,274,885	$(29,200)	$1,245,685

Liabilities	$1,099,215	$—	$1,099,215
Members’ equity	175,670	(29,200)	146,470

Total liabilities and members’ equity	$1,274,885	$(29,200)	$1,245,685

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following table presents the effects to the previously reported consolidated statement of cash flows of TPG/CalSTRS for the year ended December 31, 2006 due to the return of CalSTRS equity contribution:

	As Previously Reported	Restatement	As Restated
Change in prepaid expenses and other assets	$(45,800)	$29,200	$(16,600)
Net cash used in operating activities	$(85,355)	$29,200	$(56,155)

Members’ contributions	$172,007	$(29,200)	$142,807
Net cash provided by financing activities	$458,448	$(29,200)	$429,248

Cash and cash equivalents, end of period	$9,920	$—	$9,920

The restatement did not change any amounts in previously reported consolidated statements of operations.

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

Dated: April 19, 2007

THOMAS PROPERTIES GROUP, INC.

By:	/s/ JAMES A. THOMAS
James A. Thomas Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below.

Signature	Title	Date

/s/ JAMES A. THOMAS James A. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 19, 2007

* R. Bruce Andrews	Director	April 19, 2007

* Edward D. Fox	Director	April 19, 2007

* Winston H. Hickox	Director	April 19, 2007

* John Goolsby	Director	April 19, 2007

* Randall L. Scott	Executive Vice President and Director	April 19, 2007

* John R. Sischo	Executive Vice President and Director	April 19, 2007

/s/ DIANA M. LAING Diana M. Laing	Chief Financial Officer (Principal Financial Officer)	April 19, 2007

/s/ ROBERT D. MORGAN Robert D. Morgan	Senior Vice President (Principal Accounting Officer)	April 19, 2007

*	The undersigned, pursuant to a power of attorney, executed by each of the officers and directors above and filed with the Securities and Exchange Commission previously, by signing her name hereto, does hereby sign this report on Form 10-K/A on behalf of each of the persons noted above in the capacities indicated.

By:	/s/ DIANA M. LAING
Diana M. Laing Attorney-in-fact