Form 10-Q
period 2007-03-31
THOMAS PROPERTIES GROUP INC
filed 2007-05-10
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Stock, $.01 par value per share	23,744,372

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Investments in real estate:
Land and improvements	$35,499	$35,499
Land and improvements - development property	69,197	65,526
Construction in progress	40,404	25,403
Buildings and improvements	254,928	254,539
Tenant improvements	61,921	61,831

	461,949	442,798
Less accumulated depreciation	(109,241)	(106,644)

	352,708	336,154

Investments in unconsolidated real estate entities	47,895	52,364
Cash and cash equivalents	53,700	64,343
Restricted cash	18,841	21,500
Rents and other receivables	2,502	2,195
Receivables—unconsolidated real estate entities	3,639	4,074
Deferred rents	16,142	17,610
Deferred leasing and loan costs, net	14,567	14,707
Other assets, net	17,887	5,133

Total assets	$527,881	$518,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$264,686	$265,823
Other secured loans	65,866	62,105
Unsecured loan	3,900	3,900
Accounts payable and other liabilities, net	47,071	35,458
Dividends and distributions payable	1,934	1,916
Prepaid rent	3,762	3,558
Deferred tax liability	—	2,392

Total liabilities	387,219	375,152

Minority interests:
Unitholders in the Operating Partnership	75,982	76,390
Minority interests in consolidated real estate entities	4, 129	4,288

Total minority interests	80,111	80,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 14,526,594 and 14,418,261 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	144	144
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 16,666,666 shares issued and outstanding as of March 31, 2007 and December 31, 2006	167	167
Additional paid-in capital	70,658	71,095
Retained deficit and dividends	(10,418)	(9,156)

Total stockholders’ equity	60,551	62,250

Total liabilities and stockholders’ equity	$527,881	$518,080

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental	$8,162	$8,295
Tenant reimbursements	5,171	4,893
Parking and other	1,018	897
Investment advisory, management, leasing, and development services	2,203	1,414
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	4,358	2,173

Total revenues	20,912	17,672

Expenses:
Rental property operating and maintenance	4,350	4,328
Real estate taxes	1,475	1,456
Investment advisory, management, leasing, and development services	2,332	1,803
Rent—unconsolidated real estate entities	60	58
Interest	4,261	5,487
Depreciation and amortization	3,059	3,105
General and administrative	5,118	3,274

Total expenses	20,655	19,511

Gain on sale of real estate	969	—
Loss from early extinguishment of debt	—	(360)
Interest income	839	676
Equity in net loss of unconsolidated real estate entities	(3,169)	(2,971)
Minority interests – unitholders in the Operating Partnership	593	2,691
Minority interests in consolidated real estate entities	25	(524)

Loss before benefit for income taxes	(486)	(2,327)
Benefit for income taxes	231	899

Net loss	$(255)	$(1,428)

Loss per share – basic	$(0.02)	$(0.10)
Loss per share – diluted	$(0.02)	$(0.10)

Weighted average common shares outstanding - basic	14,373,318	14,320,779
Weighted average common shares outstanding - diluted	14,373,318	14,320,779

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(255)	$(1,428)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Loss from early extinguishment of debt	—	360
Gain on sale of real estate	(969)	—
Equity in net loss of unconsolidated real estate entities	3,169	2,971
Deferred rents	1,481	1,334
Depreciation and amortization expense	3,060	3,105
Amortization of loan costs	82	172
Amortization of above and below market leases, net	(2)	(69)
Vesting of incentive units, stock options and restricted stock	709	145
Minority interests	(618)	(2,168)
Distributions from operations of unconsolidated real estate entities	1,462	376
Changes in assets and liabilities:
Rents and other receivables	(307)	(537)
Receivables—unconsolidated real estate entities	435	(1,024)
Deferred leasing costs	735	(5)
Other assets	(13,013)	(5,482)
Deferred interest payable	44	44
Accounts payable and other liabilities	8,539	(618)
Prepaid rent	204	(114)
Deferred tax liability	(2,392)	—

Net cash provided by (used in) operating activities	2,364	(2,938)

Cash flows from investing activities:
Expenditures for improvements to real estate	(16,271)	(4,182)
Return of capital from unconsolidated real estate entities	212	1
Contributions to unconsolidated real estate entities	(373)	(2,864)
Change in restricted cash	2,659	6,051

Net cash used in investing activities	(13,773)	(994)

Cash flows from financing activities:
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(1,916)	(1,905)
Proceeds from mortgage and other secured loans	5,035	—
Principal payments of mortgage and other secured loans	(2,455)	(2,312)
Minority interest distributions	—	(550)
Payment of loan costs	—	(28)
Proceeds from exercise of stock options	102	34

Net cash provided by (used in) financing activities	766	(4,761)

Net decrease in cash and cash equivalents	(10,643)	(8,693)
Cash and cash equivalents at beginning of period	64,343	63,915

Cash and cash equivalents at end of period	$53,700	$55,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,799	$5,684
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the operating partnership	$1,934	$1,916
Accrual for real estate improvements	4,040	783
Restricted cash	6,549	—
Minority interest reclass	930	—

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

1. Organization and Description of Business

The terms “Thomas Properties”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. together with our operating partnership, Thomas Properties Group, L.P., or the “Operating Partnership.”

We were incorporated in the State of Delaware on March 9, 2004 to succeed to certain businesses of the Thomas Properties predecessor (Thomas Properties Group, Inc. Predecessor, or “TPGI Predecessor”), which was not a legal entity but rather a combination of real estate entities and operations. We own, manage, lease, acquire and develop real estate, consisting primarily of office properties, as well as mixed-use and residential, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. The ultimate owners of TPGI Predecessor were Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, and certain others who had minor ownership interests.

Our business operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor and the assumption of debt and other specified liabilities in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors. As of March, 31, 2007, we held a 45.1% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

As of March, 31, 2007, we were invested in the following real estate entities:

Entity	Type; Possible Development	Location
Consolidated entities:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Land and construction in progress; Residential	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office – single tenancy	Reston, Virginia
Reflections II	Suburban office – single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Entity	Type; Possible Development	Location
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office and undeveloped land	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
Intercontinental Center	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I and II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia

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

The interests in One Commerce Square and Two Commerce Square (for all periods presented) and Murano (beginning August 2, 2006) not owned by us are reflected as minority interests. Mr. Thomas has an 11% ownership interest in each of One Commerce Square and Two Commerce Square. No further losses of One Commerce Square and Two Commerce Square are being allocated to Mr. Thomas, as no further contributions are required from Mr. Thomas. Future income allocable to Mr. Thomas will be reduced by such unrecognized losses. The unrecognized minority interest of Mr. Thomas in the deficit of One Commerce Square and Two Commerce Square is $1.5 million and $1.4 million at March 31, 2007 and December 31, 2006, respectively.

We have a $20,510,000 preferred equity interest in Murano, of which we have fully funded the required cash commitment of $16,711,000 as of March 31, 2007. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress will be transferred to land and improvements and buildings and improvements. Included in land held for development and construction in progress is capitalized interest of $9,211,000 and $8,109,000 as of March 31, 2007 and December 31, 2006, respectively.

Gains on Dispositions of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions of FASB Statement No. 66, Accounting for Sales of Real Estate’ (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment, percentage of completion or cost recovery methods, as appropriate.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position would more likely than not be sustained on audit, based on the technical merits of the position. See note 7 for further details regarding the adoption of FIN 48.

In September 2006, FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 157 will have a material impact on our financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

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

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include the entities that own 2121 Market Street, Harris Building Associates, and TPG/CalSTRS, LLC, a joint venture with the California State Teachers Retirement System (“CalSTRS”). As of March 31, 2007, TPG/CalSTRS, LLC owns the following properties:

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

Intercontinental Center (purchased August 2005)

2500 City West land (purchased December 2005)

CityWestPlace (purchased June 2006)

CityWestPlace land (purchased June 2006)

Centerpointe I and II (purchased January 2007)

Fair Oaks Plaza (purchased January 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of March 31, 2007:

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

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

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

Beginning January 1, 2006, the Operating Partnership is allocated 25% of net income/loss, including depreciation expense, which is equal to the economic ownership of the Operating Partnership. Depreciation expense was previously allocated to the members in accordance with the operating agreement of the limited liability company. The Operating Partnership was initially allocated depreciation expense ahead of CalSTRS. Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” we determined that the allocation of net income/loss, including depreciation expense, to the members should be based on the allocation of cash distributions and liquidating distributions, not the profit and loss allocation ratios as specified in the operating agreement.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Investments	in unconsolidated real estate entities as of March, 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
TPG/CalSTRS, LLC:
City National Plaza	$(2,724)	$(766)
Reflections I	1,430	1,525
Reflections II	1,650	1,778
Four Falls Corporate Center	1,772	1,989
Oak Hill Plaza / Walnut Hill Plaza	1,225	1,532
Valley Square Office Park	36	60
San Felipe Plaza	5,999	6,514
2500 City West	3,550	3,874
Brookhollow Central I, II and III / Intercontinental Center	2,727	2,942
CityWestPlace	23,299	23,328
Centerpointe I, II	7,177	—
Fair Oaks Plaza	3,215	—
TPG/CalSTRS	33	10,912
2121 Market Street and Harris Building Associates	(1,494)	(1,324)

	$47,895	$52,364

The following is a summary of the investments in unconsolidated real estate entities for the three months ended March, 31, 2007:

Investment balance December, 31, 2006	$52,364

Contributions	372
Equity in net loss of unconsolidated real estate entities	(3,169)
Distributions	(1,672)

Investment balance, March, 31, 2007	$47,895

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

The total initial capital commitment to the joint venture was $333.3 million, which was fully funded as of December 31, 2006. Our aggregate commitment to the joint venture was $83.3 million and CalSTRS’ aggregate commitment was $250.0 million. On June 8, 2006, we amended our agreement with CalSTRS to allow for all capital distributions to be recalled as additional capital contributions through May 1, 2007. As of March 31, 2007 approximately $44.6 million and $14.9 million was subject to reinvestment by CalSTRS and our company, respectively. If the pending acquisition of the ten office properties in Austin, Texas, which is also described in note 8, closes, we anticipate that the remaining amounts subject to reinvestment will be contributed by CalSTRS and our company in connection with such acquisition.

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

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

buyout price is based upon a 3% discount to the appraised fair market value. In addition, the minority owners of City National Plaza have the option to require the joint venture to purchase its interest for an amount equal to what would be payable to them upon liquidation of the assets at fair market value.

Following is summarized financial information for the unconsolidated real estate entities as of March, 31, 2007 and December 31, 2006 and for the three months ended March, 31, 2007 and 2006:

Summarized Balance Sheets

	March, 31, 2007	December 31, 2006
ASSETS
Investments in real estate, net	$1,178,144	$1,022,480
Assets associated with real estate held for sale	14,799	287
Receivables including deferred rents	47,091	42,103
Other assets	200,140	203,927

Total assets	$1,440,174	$1,268,797

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,198,144	$1,050,020
Other liabilities	68,783	73,763
Obligations associated with real estate held for sale	13,908	48

Total liabilities	1,280,835	1,123,831

Minority interest	—	—

Owners’ equity:
Thomas Properties, including $275 and $258 of other comprehensive loss as of March, 31, 2007 and December 31, 2006, respectively	51,733	55,442
Other owners, including $1,259 and $1,199 of other comprehensive loss as of March, 31, 2007 and December 31, 2006, respectively	107,606	89,524

Total owners’ equity	159,339	144,966

Total liabilities and owners’ equity	$1,440,174	$1,268,797

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Summarized Statements of Operations

	Three months ended March 31,
	2007	2006
Revenues	$43,763	$27,408

Expenses:
Operating and other expenses	24,514	17,568
Interest expense	18,908	10,866
Depreciation and amortization	15,211	12,539

Total expenses	58,633	40,973

Loss from continuing operations	(14,870)	(13,565)
Minority interest	(26)	706
Income (loss) from discontinued operations	(204)	188

Net loss	$(15,100)	$(12,671)

Thomas Properties’ share of net loss	$(3,169)	$(2,971)

Included in the preceding summarized balance sheets as of March, 31, 2007 and December 31, 2006, are the following balance sheets of TPG/CalSTRS, LLC:

	March, 31, 2007	December 31, 2006
ASSETS
Investments in real estate, net	$1,160,499	$1,004,584
Assets associated with real estate held for sale	14,799	—
Receivables including deferred rents	44,238	39,189
Other assets	196,813	201,912

Total assets	$1,416,349	$1,245,685

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,178,815	$1,030,615
Other liabilities	62,671	68,600
Obligations associated with real estate held for sale	13,908	—

Total liabilities	1,255,394	1,099,215

Minority interest	—	—

Members’ equity:
Thomas Properties, including $275 and $258 of other comprehensive loss as of March, 31, 2007 and December 31, 2006, respectively	52,238	55,916
CalSTRS, including $1,259 and $1,199 of other comprehensive loss as of March, 31, 2007 and December 31, 2006, respectively	108,717	90,554

Total members’ equity	160,955	146,470

Total liabilities and members’ equity	$1,416,349	$1,245,685

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended March, 31, 2007 and 2006:

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

	Three months ended March, 31, 2007
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$1,398	$42,367	$43,765

Expenses:
Operating and other	899	23,615	24,514
Interest	293	18,616	18,909
Depreciation and amortization	240	14,970	15,210

Total expenses	1,432	57,201	58,633

Income (loss) from continuing operations	(34)	(14,834)	(14,868)
Minority interest	(26)	—	(26)
Discontinued operations	—	(204)	(204)

Net loss	$(60)	$(15,038)	$(15,098)

Thomas Properties’ share of net loss	$(30)	$(3,760)	$(3,790)

Intercompany eliminations			621

Equity in net loss of unconsolidated real estate entities			$(3,169)

	Three months ended March, 31, 2006
	2121 Market Street and Harris Building Associates	Murano	TPG/CalSTRS, LLC	Total
Revenues	$1,353	$—	$26,055	$27,408

Expenses:
Operating and other	857	259	16,452	17,568
Interest	297	—	10,569	10,866
Depreciation and amortization	285	407	11,847	12,539

Total expenses	1,439	666	38,868	40,973

Loss from continuing operations	(86)	(666)	(12,813)	(13,565)
Minority interest	(26)	—	732	706
Loss from discontinued operations	—	—	188	188

Net loss	$(112)	$(666)	$(11,893)	$(12,671)

Thomas Properties’ share of net loss	$(56)	$(333)	$(2,924)	$(3,313)

Intercompany eliminations				342

Equity in net loss of unconsolidated real estate entities				$(2,971)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of March, 31, 2007 and December 31, 2006:

	March, 31, 2007	December 31, 2006
Our share of owners’ equity recorded by unconsolidated real estate entities	$51,733	$55,442
Intercompany eliminations and other adjustments	(3,838)	(3,078)

Investments in unconsolidated real estate entities	$47,895	$52,364

4. Debt

A summary of the outstanding debt as of March, 31, 2007 is as follows:

	Interest rate	Outstanding debt	Maturity date
Secured debt
One Commerce Square mortgage loan (1)	5.7%	$130,000	1/6/16
Two Commerce Square:
Mortgage loan (2)	6.3	113,427	5/09/13
Senior mezzanine loan (3) (4)	17.7	39,246	1/09/10
Junior mezzanine loan (3) (5)	15.0	4,151	1/09/10
Campus El Segundo mortgage loan (6)	Prime Rate or LIBOR + 2.25	17,259	10/10/07
Four Points Centre mortgage loan (7)	Prime Rate	4,000	8/28/07
Murano construction loan (8)	7% or LIBOR + 3.25	5,035	7/31/09
Murano loan (9)	LIBOR + 1.50%	17,434	9/26/07

Total debt		$330,552

Unsecured and other debt
Former minority partner (10)	5.0	3,900	10/12/09

		$3,900

(1)	The mortgage loan is subject to interest only payments through January 9, 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule through maturity on January 6, 2016. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and may be defeased beginning January 2009.
(2)	The mortgage loan may be defeased and may be prepaid beginning February 2012.
(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.
(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of March 31, 2007 was 17.7% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(6)	The weighted average interest rate as of March 31, 2007 was 7.6% per annum.
(7)	The prime rate as of March 31, 2007 was 8.25% per annum.
(8)	In August 2006 an entity developing Murano obtained a construction loan on which we may borrow up to $142,500,000.
(9)	A subsidiary of the Operating Partnership pledged its preferred equity interest in Murano to a lender in the amount of $17,434,000. With the consent of the lender, the maturity date can be extended until September 2008. The Operating Partnership has guaranteed this loan.
(10)	The loan is due to our former minority partner in TPG-El Segundo Partners, LLC. Principal and interest are due at maturity.

5. Earnings (Loss) per Share and Dividends Declared

The following is a summary of the components used in calculating basic and diluted earnings (loss) per share for the three months ended March, 31, 2007 and 2006 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2007	2006
Earnings (loss) available to common shares	$(255)	$(1,428)

Weighted average common shares outstanding — basic	14,373,318	14,320,779
Potentially dilutive common shares (1)
Stock options	—	—
Unvested restricted stock	—	—
Unvested incentive units	—	—

Adjusted weighted average common shares outstanding — diluted	14,373,318	14,320,779

Earnings (loss) per share – basic	$(0.02)	$(0.10)

Earnings (loss) per share – diluted	$(0.02)	$(0.10)

Dividends declared per share	$0.06	$0.06

(1)	For the three months ended March 31, 2007, and 2006, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

6. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis. We have issued 1,033,336 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 14,526,594 shares of common stock, and 16,666,666 Units outstanding as of March, 31, 2007, and 1,033,336 incentive units outstanding which were issued under our Incentive Plan, defined below.

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

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas:

	Shares	Aggregate Value
Issued in October 2004	46,667	$560
Issued in February 2006	60,000	740
Issued in March 2007	100,000	1,580

Outstanding at March 31, 2007	206,667	2,880

Vesting for the 46,667, 60,000 and 100,000 shares commenced as of October 13, 2004, February 22, 2006 and March 7, 2007 respectively. The restricted shares will vest in full on the third anniversary of the vesting commencement date, provided that vesting with respect to the February 2006 and March 2007 awards could occur on the second anniversary of the vesting commencement date if certain performance goals are met. Mr. Thomas has full voting rights and will receive any dividends paid.

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value
Issued in October 2004	10,000	$120
Issued in 2005	4,984	60
Issued in 2006	6,419	83

Outstanding at March 31, 2007	21,403	$263

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

As of March 31, 2007, there was $2,139,000 of total unrecognized compensation cost related to the nonvested restricted stock under both the Incentive Plan and Non-Employees Directors Plan. The cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the three

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

months ended March 31, 2007 and 2006, was $190,000 and $121,000, respectively. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2007 was $15.80.

We recorded compensation expense totaling $158,000 and $108,000 for the vesting of the restricted stock grants for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the statements of operations related to this compensation expense was $64,000 and $20,000 for the three months ended March 31, 2007 and 2006, respectively.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004. These incentive units awards are vesting either over a three-year period, with one part of the incentive units vesting one-third on each of the first, second, and third anniversary dates of the grant, or vest in full on the third anniversary of the date of grant, subject to continued services and the terms of the Incentive Plan. On February 2006 we issued 120,000 incentive units to certain executives, these units vest on the third anniversary of the grant date. In March 2007 we issued an additional 183,336 incentive units to certain executives, these units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant.

For the three months ended March 31, 2007, we recorded compensation expense of $501,000 relating to the incentive units. As of March 31, 2007, there was $4,074,000 of unrecognized compensation cost related to incentive units. The weighted-average grant date fair value of incentive units granted in March 2007 was $14.88.

Stock options

Under our Incentive Plan, we have 482,308 stock options outstanding as of March 31, 2007. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2007, 2006 and 2005:

	2007	2006	2005
Expected dividend yield	2.0%	2.0%	2.0%
Expected life of option	2 to 4 years	2 to 4 years	1 to 3 years
Risk-free interest rate	4.40%	4.40%	2.88%
Expected stock price volatility	15%	15%	20%

The following is a summary of stock option activity under our Incentive Plan as of March 31, 2007 and for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	389,166	$12.42
Granted	101,475	15.45
Forfeitures	—	—
Exercised	(8,333)	12.26

Outstanding at March 31, 2007	482,308	$13.05	8.3	$1,189

Options exercisable at March 31, 2007	208,750	$12.42	7.6	$647

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

As of March 31, 2007, there was $262,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $547,000 and $344,000, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 was $1.90. The options exercised during the three months ended March 31, 2007 had an intrinsic value of $7,000.

We recorded compensation expense totaling $49,000 and $37,000 related to the stock options for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the statements of operations related to this compensation expense was $20,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively.

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of March 31, 2007, we held a 45.08% capital interest in the Operating Partnership. For the three months ended March 31, 2007, we were allocated 45.08% of the losses from the Operating Partnership.

Our effective tax rate is 44.9% for the three months ended March 31, 2007. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to state taxes, net of federal tax expense.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109), requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Realization of the deferred tax asset is dependent on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files U.S. federal income tax returns and returns in various states jurisdictions. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company adopted the provisions of FIN 48 on January 1, 2007, which resulted in unrecognized tax benefits of approximately $10.2 million, of which $134,000 was recorded as a reduction to the opening balance of retained earnings, and if recognized, would effect our effective tax rate. As of January 1, 2007, the Company has recorded $227,000 of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Tabular amounts in thousands, except share and per share data)

At this time, we are unable to estimate the amount of unrecognized tax benefits for tax positions that may increase or decrease within the next 12 months.

8. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at March 31, 2007 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of March 31, 2007, the fair value of our mortgage and other secured loans and unsecured loan aggregates $328,542,000, compared to the aggregate carrying value of $330,552,000.

9. Subsequent Events

On April 25, 2007, we sold 9,200,000 shares of common stock, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission, at $16.00 per share. We received net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of $139.3 million from this offering of which $33.7 million was used to redeem 2,170,000 units in our operating partnership held by our Chief Executive Officer and President, and 45,000 units held by another senior executive. Following the closing of the offering, we held a 60.5% interest in our operating partnership on April 25, 2007.

On March 28, 2007, Thomas Properties Group, Inc., in joint venture with institutional investment partners, entered into a definitive agreement with affiliates of Blackstone Real Estate Advisors to acquire ten Class A office properties totaling approximately 3.5 million square feet in Austin, Texas for an aggregate purchase price of $1.15 billion. Approximately 75 percent to 80 percent of the gross purchase price, including closing costs, is expected to be financed with property-level mortgage debt, with 20 percent to 25 percent coming from equity investments by Thomas Properties and its investment partners. Thomas Properties anticipates contributing approximately 6.25 percent of the overall equity to the transaction and expects to receive customary incentive and other fees that are typical for a transaction of this type. We expect the acquisition to close in June 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report includes statements that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risks, see the section in this report entitled “Risk Factors.”

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 45.1% and have control over the major decisions of the Operating Partnership.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo, the Murano and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting:

2121 Market Street (for all periods presented)

City National Plaza (for all periods presented)

Reflections I (for all periods presented)

Reflections II (for all periods presented)

Murano (as of March 2005, the date of formation, through to August 1, 2006)

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

Intercontinental Center (as of August 2005, the date of acquisition)

2500 City West land (as of December 2005, the date of acquisition)

CityWestPlace (as of June 2006, the date of acquisition)

CityWestPlace land (as of June 2006, the date of acquisition)

Centerpointe I and II (as of January 2007, the date of acquisition)

Fair Oaks Plaza (as of January 2007, the date of acquisition)

Comparison of three months ended March 31, 2007 to three months ended March 31, 2006

Rental revenues. Rental revenue remained consistent at $8 million for each of the three month periods ended March 31, 2007 and 2006.

Tenant reimbursements. Revenues increased by $278,000, or 5.7%, to $5.2 million for the three months ended March 31, 2007 compared to $4.9 million for the three months ended March 31, 2006 primarily due to an increase in escalatable expenses.

Parking and other revenues. Revenues increased by $121,000, or 13.5%, to $1 million for the three months ended March 31, 2007 compared to $900,000 for the three months ended March 31, 2006 primarily due to after hours parking revenue resulting from a special event near one of our properties.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $789,000, or 55.8%, to $2.2 million for the three months ended March 31, 2007 compared to $1.4 million for the three months ended March 31, 2006. The increase was primarily due to an increase in development fees of approximately $1 million relating to a professional services agreement with NBC Universal, Inc. to advise on a plan for future development at its Universal City property in Los Angeles. This agreement was entered into in March 2006. This was offset by a decrease of approximately $158,000 in leasing commissions from properties we manage on behalf of CalSTRS.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $2.2 million, or 100.6%, to $4.4 million for the three months ended March 31, 2007 compared to $2.2 million for the three months ended March 31, 2006. This increase was primarily a result of an increase in fee income of $759,000 related to the property investments in Fairfax, Virginia acquired on January 31, 2007 and $441,000 related to the CityWestPlace acquisition in June 2006 by our joint venture with CalSTRS. In addition, leasing commissions increased $255,000 during the first quarter of 2007 relating to our properties in Houston. The increase was also due to an increase in leasing commissions of $368,000 and an increase in fee income of $368,000 relating to City National Plaza. There was also an increase of approximately $234,000 in payroll reimbursements due to the purchase of additional properties.

Rental property operating and maintenance expense. Rental property operating and maintenance expense remained consistent at $4 million for each of the three month periods ended March 31, 2007 and 2006.

Real estate taxes. Real estate taxes remained consistent at $1.5 million for each of the three month periods ended March 31, 2007 and 2006.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $529,000, or 29.3%, to $2.3 million for the three months ended March 31, 2007 compared to $1.8 million for the three months ended March 31, 2006, primarily as a result of an increase in salaries and employment related costs due to an increase in the number of personnel, as well as an increase in various professional services costs.

Interest expense. Interest expense decreased by $1.2 million or 22.3% to $4.3 million for the three months ended March 31, 2007 compared to $5.5 million for the three months ended March 31, 2006. The decrease is primarily due to capitalized interest of $904,000 during the three months ended March 31, 2007, related to Campus El Segundo and Murano development properties. In addition there was a decrease in interest expense relating to

Two Commerce Square of $203,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily due to the amortizing loan balances for the mortgage and mezzanine loans.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent at $3.1 million for each of the three month periods ended March 31, 2007 and 2006.

General and administrative. General and administrative expense increased by $1.3 million, or 41%, to $4.6 million for the three months ended March 31, 2007 compared to $3.3 million for the three months ended March 31, 2006. The increase is primarily due to an increase in salaries and employment related costs due to an increase in the number of personnel. In addition, there was an increase in stock compensation expense recognized of $563,000 related to the incentive units. Leasing expenses increased by approximately $256,000 relating to property investments in Houston and there was an increase in City of Philadelphia business taxes due to increased fee revenue. This was offset by a decrease in professional fees of approximately $182,000.

Gain on sale of real estate. Gain on sale of real estate was $1.0 million for the three months ended March 31, 2007 due to the recognition of deferred gain on infrastructure costs incurred related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006. The parcel was sold for $24.6 million resulting in a total gain of $18.4 million. We are obligated to fund certain infrastructure improvements of approximately $2.7 million with respect to the development of the sold parcel; therefore we recorded a deferred gain of $8.1 million. The remaining deferred gain as of March 31, 2007 was $6.8 million, which will be recognized as we complete infrastructure improvements on a percentage of completion basis.

Interest income. Interest income increased by $163,000, or 24.1%, to $839,000 for the three months ended March 31, 2007 compared to $676,000 for the three months ended March 31, 2006, primarily due to higher average cash balances and interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue	$43,765	$27,408
Operating and other expenses	(24,514)	(17,568)
Interest expense	(18,909)	(10,866)
Depreciation and amortization	(15,210)	(12,539)
Minority interest	(26)	706
Loss from discontinued operations	(204)	188

Net loss	$(15,098)	$(12,671)

Thomas Properties’ share of net loss	$(3,790)	$(3,313)
Intercompany eliminations	621	342

Equity in net loss of unconsolidated real estate entities	$(3,169)	$(2,971)

Aggregate revenue attributable to, and operating and other expenses for unconsolidated real estate entities for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 increased primarily due to the acquisition of our interests in CityWestPlace in June 2006 and the two properties in Fairfax in January 2007.

Aggregate interest expense increased by $8.0 million, or 74%, to $18.9 million for the three months ended March 31, 2007 compared to $10.9 million for the three months ended March 31, 2006 primarily as a result of an increase in interest expense of $3.4 million relating to the debt obligations of City West Place and $1.7 million relating to the debt obligations of the Fairfax, Virginia investment properties. The increase was also due to refinancing of the City National Plaza mortgage and mezzanine loans in July 2006, resulting in higher additional borrowings in 2007, which resulted in an increase in interest expense of $2.8 million.

Aggregate depreciation and amortization expense increased by $2.7 million, or 21.3%, to $15.1 million for the three months ended March 31, 2007 compared to $12.5 million for the three months ended March 31, 2006 primarily as a result of additional depreciation and amortization expense of $1.6 million due to the acquisition of CityWestPlace in June 2006 and $818,000 due to the acquisition of two properties in Fairfax, Virginia.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of March 31, 2007, we have unrestricted cash and cash equivalents of $53.7 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. Additionally, as noted elsewhere herein, on April 25, 2007, we sold 9,200,000 shares of common stock, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission, at $16.00 per share. We received net proceeds, after deducting underwriting discounts and commissions, estimated offering expenses and redemption of units in our operating partnership held by our Chief Executive Officer and President and one of our other senior executives, of $105.6 million. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of March 31, 2007, we have an unfunded capital commitment to our joint venture with CalSTRS of $14.9 million. Our requirement to fund all or a portion of this commitment is subject to our identifying properties to acquire that are mutually acceptable to us and CalSTRS.

We intend to declare and pay annual dividends on our common stock. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Two Commerce Square is subject to debt financing covenants containing lock-box arrangements. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the lock-box arrangements established for the existing lenders for the property. In addition, all of our properties held in our joint venture with CalSTRS are subject to debt financing with a lockbox arrangement. With respect to our joint venture properties, we do not control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, future financing arrangements we may enter into may contain restrictions on our use of cash generated from our properties.

Development and Redevelopment Projects

We currently own interests in four development projects and our joint venture with CalSTRS includes nine redevelopment and two development sites. We have considerable expertise in the completion of large-scale development and redevelopment projects. The construction of Murano, a 302 unit high-rise residential condominium project, commenced in the second quarter of 2006. We expect construction to be substantially complete in the second quarter of 2008. We anticipate developing the other development projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. Our redevelopment projects are primarily financed through property-level bank financing. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In July 2006, a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, which provides proceeds to cover the future redevelopment costs. In August 2006, the entity developing Murano obtained a $142.5 million construction loan, and in September 2006, we borrowed $17.4 million to finance our preferred equity position in this property. We are obligated to fund our preferred equity to Murano to pay construction costs before we can draw the construction loan. We met this obligation during the quarter ended March 31, 2007, and began making draws on the construction loan. If we are unable to sell the condominium units upon completion or obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $8.2 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the remainder of 2007 and 2008.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at March 31, 2007 is as follows (in thousands):

	Payments Due by Period
	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Regularly scheduled principal payments	$6,669	$3,200	$500	$492	$6,143	$7,992	$24,996
Balloon principal payments due at maturity	38,693	—	8,935	34,201	—	227,627	309,456
Interest payments—fixed rate debt	21,937	21,406	21,956	14,932	14,269	39,006	133,506
Interest payments—variable rate debt (1)	1,782	433	253	—	—	—	2,468
Capital commitments (2)	22,996	2,806	—	—	—	—	25,802
Purchase commitment (3)	530	—	—	—	—	—	530
Operating lease (4)	95	127	53	—	—	—	275

Total	$92,702	$27,972	$31,697	$49,625	$20,412	$274,625	$497,033

(1)	The interest payments on Murano, Four Points Centre and Campus El Segundo loans are based on the prime rate or LIBOR based rate.
(2)	Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $5 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, the capital commitments include approximately $2.3 million in required funding of certain infrastructure improvements with respect to the development of the Campus El Segundo parcel we sold in September 2006.
We also have an unfunded capital commitment of $18 million, representing our anticipated 6.25 percent capital contribution related to the acquisition of ten Class A office properties in Austin, Texas. We expect the acquisition to close in June 2007. In addition to the capital commitment, we have provided a guarantee of $12.5 million, in connection with potential liquidating damages if the seller terminates the agreement of purchase and sale as a result of a material breach or default by our joint venture.
This guarantee is not reflected in the table above.
(3)	In the second quarter of 2007 we acquired a parcel of land located adjacent to our Four Points Centre development project in Austin, Texas for $530,000.
(4)	Represents the future minimum lease payments on our long-term operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of March 31, 2007, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 21.3% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities in accordance with the Financial Accounting Standard Board’s revision to Interpretation No. 46. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the unconsolidated properties as of March 31, 2007 (in thousands). We have not guaranteed any of the debt.

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07	%(2)	$355,300	7/17/08
Senior mezzanine loan (Note A)	LIBOR + 2.59	(2)	19,903	7/17/08
Senior mezzanine loan (Note B)	LIBOR + 1.90	(2)	24,000	7/17/08
Senior mezzanine loan (Note C)	LIBOR + 2.25	(2)	24,000	7/17/08
Senior mezzanine loan (Note D)	LIBOR + 2.50	(2)	24,000	7/17/08
Senior mezzanine loan (Note E)	LIBOR + 3.05	(2)	22,700	7/17/08
Junior mezzanine loan	LIBOR + 5.00	(2)	17,059	7/17/08
CityWestPlace
Senior mortgage loan	6.16		121,000	7/6/16
Senior mortgage loan (Note A)	LIBOR + 1.25	(2)	82,400	7/1/08
Senior mortgage loan (Note B)	LIBOR + 1.25	(2)	2,596	7/1/08
San Felipe Plaza
Senior mortgage loan	5.28		101,500	8/11/10
Senior mortgage loan (3)	LIBOR + 3.00		3,428	8/11/10
2500 City West
Senior mortgage loan	5.28		70,000	8/11/10
Senior mortgage loan (4)	LIBOR + 3.00		4,380	8/11/10
Brookhollow Central I, II and III / Intercontinental Center
Senior mortgage loan	LIBOR + 2.25	(2)	53,000	8/9/07
Senior mortgage loan (5)	LIBOR + 3.25	(2)	1,984	8/9/07
Four Falls Corporate Center
Note A	5.31		42,200	3/6/10
Note B (6) (7)	LIBOR + 3.25	(2)(9)	9,867	3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300	3/6/10
Note B (7) (8)	LIBOR + 3.25	(2)(9)	9,152	3/6/10
2121 Market Street mortgage loan (10)	6.05		19,331	8/1/33
Reflections I mortgage loan	5.23		22,782	4/1/15
Reflections II mortgage loan	5.22		9,492	4/1/15
Centerpointe I and II
Note A (11)	LIBOR + 0.6	(2)	55,000	1/31/09
Note B (11)(12)	7.7	(2)	36,000	1/31/09
Fair Oaks Plaza (13)	5.52		44,300	1/31/17

			$1,210,674

(1)	The senior mortgage loan and senior mezzanine loan are subject to exit fees equal to .25% of the loan amounts. The junior mezzanine loan, with maximum borrowings up to $130.0 million, is subject to an exit fee equal to .5% of the outstanding loan amount. Under certain circumstances all of the exit fees will be waived.
(2)	Our joint venture with CalSTRS has purchased interest rate cap agreements for the funded portion of these loans.
(3)	Our joint venture with CalSTRS may borrow up to $16.2 million under this loan.
(4)	Our joint venture with CalSTRS may borrow up to $15.5 million under this loan.
(5)	Our joint venture with CalSTRS may borrow up to $32.8 million under this loan.
(6)	Our joint venture with CalSTRS may borrow up to $12.9 million under this loan.

(7)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.
(8)	Our joint venture with CalSTRS may borrow up to $13.4 million under this loan.
(9)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of March 31, 2007, one month LIBOR exceeds 2.25%, per annum.
(10)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.
(11)	These loans are subject to a one year lockout, prepayable subject to a prepayment fee of 1% for the first six months after lockout, thereafter the exit fee equals 0.5%. The Centerpointe I and II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the senior mortgage loan secured by Centerpointe I and II equals LIBOR plus 1.59% per annum. The effective interest rate on the senior mezzanine loan as of March 31, 2007 was 7.7% per annum. The weighted average interest rate on both loans was 6.9% per annum.
(12)	Our joint venture with CalSTRS may borrow up to $68.8 million under this loan.
(13)	This loan may be defeased in full after three years, or prepaid in full after 9 years and 8 months.

Cash Flows

Comparison of three months ended March 31, 2007 to three months ended March 31, 2006

Cash and cash equivalents were $53.7 million as of March 31, 2007 and $55.2 million as of March 31, 2006.

Operating Activities - Net cash used in operating activities increased by $5.3 million to $2.4 million for the three months ended March 31, 2007 compared to $(2.9) million for the three months ended March 31, 2006. The increase was primarily the result of an increase in non cash items of $8.4 million offset by a change in assets and liabilities of $5.8 and a decrease in net loss of $1.2 million, from $1.4 million for the three months ended March 31, 2006 to $255,000 for the three months ended March 31, 2007.

Investing Activities - Net cash used in investing activities increased by $12.8 million to $13.8 million for the three months ended March 31, 2007 compared to $1 million for the three months ended March 31, 2006. The increase was primarily the result of an increase in real estate improvements of $12.1 million.

Financing Activities - Net cash provided by (used in) financing activities increased by $5.5 million to $766,000 for the three months ended March 31, 2007 compared to $(4.7) million for the three months ended March 31, 2006. The increase was primarily the result of draws on the Murano construction loan of $5.0 million. In addition, there were no minority interest distributions for the three months ended March 31, 2007 compared to $550,000 for the three months ended March 31, 2006.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. We have one residential property and are in the process of developing Murano, another residential property. The existing residential property is located in the Philadelphia central business district and subject to short-term leases. Our residential property under development represents units for sale, and is also in the Philadelphia central business district. Inflationary increases can often be offset by increased rental rates, however, a weak economic environment may restrict our ability to raise rental rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2007, our company had $43.7 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $1,210.7 million, of which $744.8 million bears interest at floating rates. As of March 31, 2007, interest rate caps have been purchased for all of these floating rate loans.

Our fixed and variable rate consolidated long-term debt at March 31, 2007 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2007	$6,669	$38,693	$45,362
2008	3,200	—	3,200
2009	4,400	5,035	9,435
2010	34,693	—	34,693
2011	6,143	—	6,143
Thereafter	235,619	—	235,619

Total	$290,724	$43,728	$334,452

Weighted average interest rate	7.7%	7.5%	7.6%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At March 31, 2007, our variable rate long-term debt represents 13.1% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 10% of the weighted average variable rate at March 31, 2007, the net impact would be increased interest costs of $328,000 per year.

As of March 31, 2007, the fair value of our mortgage and other secured loans and unsecured loan aggregate $332.4 million, compared to the aggregate carrying value of $334.5 million.

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

Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS provide us with substantial fee revenues. For the three months ended March 31, 2007 and 2006, approximately 24.4% and 17.7%, respectively, of our revenue has been derived from fees earned from these relationships. In addition, we recognized equity in net loss of unconsolidated real estate entities of $5.1 million and $3.0 million related to these relationships for the three months ended March 31, 2007 and 2006, respectively.

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

We hold interests in each of our operating properties in a joint venture or partnership. As a result, we do not exercise sole decision-making authority regarding the property, joint venture or other entity, including with respect to cash distributions or the sale of the property. Furthermore, we expect to co-invest in the future through other partnerships, joint ventures or other entities, acquiring non-controlling interests or in sharing responsibility for managing the affairs of a property, partnership or joint venture.

Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks including third parties who may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers such as if a partner or co-venturer were to become bankrupt and default on its reimbursement and contribution obligations to us, were to subject property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement or were to incur debts or liabilities on behalf of the partnership or joint venture in excess of the authority otherwise granted by the partnership or joint venture agreement. In some joint ventures or other investments we make, if the entity in which we invest is a limited partnership, we have acquired and may acquire in the future all or a portion of our interest in such partnership as a general partner. In such event, we may be liable for all the liabilities of the partnership, although we attempt to limit such liability to our investment in the partnership by investing through a subsidiary.

CalSTRS has rights under our joint venture agreement that could adversely affect us.

As of May 7, 2007, we hold interests in 13 of our properties through our joint venture with CalSTRS. Our joint venture with CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

We are required to present certain investment opportunities to CalSTRS which may limit our opportunities to make investments for our own account or with other third parties.

Under our joint venture agreement with CalSTRS, until the earlier of May 1, 2007 or the date CalSTRS has contributed an aggregate of $250 million to the joint venture, we are required to first present to CalSTRS for potential investment by the joint venture all core plus and value-add office property investment opportunities involving a total capital investment of $10 million or more that are defined within CalSTRS’ guidelines as moderate or high risk projects. As of March 31, 2007, CalSTRS had contributed an aggregate of approximately $205 million, which is net of distributions received, to the joint venture. In June 2006, we amended our joint venture agreement to allow for capital distributions, as defined in the joint venture agreement, to be recalled as additional capital contributions through May 1, 2007. If CalSTRS fails to approve an investment within five business days of receipt of all required information, then we may pursue the opportunity for our own account or in joint venture with another third party investor. This obligation may limit our ability to obtain additional separate account or joint venture relationships for non-core office properties, as investment opportunities for this type of property must be first presented by us to CalSTRS.

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

As of March 31, 2007, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 44.2% of the rentable square feet of space, representing 59.5% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 18.5% of the total annualized rent generated by these properties as of March 31, 2007. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 31.7% of total consolidated revenue for the year ended December 31, 2006. Our existing lease with Conrail expires in two stages in 2008 and 2009. Conrail has subleased substantially all of its space under lease, and we have entered into direct lease agreements with many of these sublease tenants. However, these new leases are at lower rental rates, and we expect to experience a substantial decline in rental revenues from Two Commerce Square when the existing lease with Conrail expires.

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

As of March 31, 2007, our total consolidated indebtedness is approximately $334.5 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $1,210.7 million as of March 31, 2007. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property.

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

As of March 31, 2007, $43.7 million of our consolidated debt and $744.8 million of our unconsolidated debt was at variable interest rates. As of March 31, 2007, interest rate caps have been purchased for all of the floating rate loans for our unconsolidated debt except for two loans with a principal balance totaling 7.8 million.

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

We purchased an interest in properties located in Houston, Texas with an aggregate of 1.5 million rentable square feet in 2006 and, in February 2007, an interest in properties in Fairfax, Virginia totaling approximately 586,000 rentable square feet. In addition, we commenced construction of our Murano project in Philadelphia, a high-rise residential tower in 2006. We expect construction to be substantially complete in the second quarter of 2008. In March 2007 we entered into an agreement through a joint venture to purchase an interest in properties located in Austin, Texas with an aggregate of 3.5 million square feet. In order to achieve desired and planned business growth, we intend to continue to significantly expand our asset and property management activities, and acquire a significant number of properties in the next 12 to 24 months. With the expected growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage these additional properties without operating disruptions or unanticipated costs. The acquisition of additional properties would generate additional operating expenses. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate any future acquisitions into our portfolio could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations.

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

If we are not successful in our property development initiatives, including our Murano project, this could adversely impact our revenue and profitability, causing a significant downturn in our business, including our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations. Further, our Murano project is the development of a high-rise residential condominium building. Historically, our development and property management activities have centered on office properties. In developing and managing a residential project, we may encounter unfamiliar problems that adversely impact our ability to complete the project on a timely basis and derive sustainable revenues from the property.

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

As of March 31, 2007, leases representing 8.3% and 9.3% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in the remainder of 2007 and 2008, respectively. Further, an additional 15% of the square feet of these properties was available for lease on that date. Rental rates above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability, could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $2.8 million in 2008 as compared to 2007, $2.5 million in 2009 as compared to 2008, and $1.7 million in 2010 as compared to 2009.

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

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage. Any issuance of equity by our company will cause dilution to our existing stockholders, and could have a negative impact on our stock price for the short term. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $334.5 million of consolidated debt and $1,210.7 million of unconsolidated debt as of March 31, 2007;

•	our current cash flow from operating activities, which was $2.4 million for the three months ended March 31, 2007;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

We are aware of potentially environmentally hazardous or toxic materials at two of our properties in which we hold an ownership interest. At our 2100 JFK Boulevard property, we engaged in remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the former tenant’s agent. We undertook remedial procedures for the gasoline spill and other contaminants, including removing contaminated soil. As of December 31, 2006, all soil remediation work has been completed. Our lease required the tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. We have initiated litigation against the former tenant to enforce its obligation to us under the indemnity provisions of the lease. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structure. We continue to remove or abate asbestos materials from various areas of the building structure and as of March 31, 2007, have accrued $4.0 million for such estimated future costs.

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

Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs. Further, the availability of insurance for acts of terrorism may be limited or may cost more. The three operating properties in which we own interests located in Philadelphia, Pennsylvania — One Commerce Square, Two Commerce Square and 2121 Market Street — are located within a three city block area. Together, these three properties represented approximately 33.9% of the annualized rent for properties in which we hold an ownership interest as of March 31, 2007. Our Murano residential high-rise project which is currently under construction is also located within the same three city block area. Because these properties are located closely together, a catastrophic event in this area could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants and prospective buyers of condominium units are impacted by future attacks, their ability to continue to honor obligations under their existing leases and purchase contracts with us could be adversely affected, including being unable to make timely rental payments and defaulting under existing leases and purchase contracts. Additionally, some tenants have termination rights in respect of certain casualties. Under the terms of our financing documents, we may be required to apply casualty proceeds to repay loans and may not be able to rebuild or restore the property unless we are able to obtain alternate financing. If we are entitled to receive casualty proceeds, we may not be able to rebuild or restore the property, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also result in obligations under our tax indemnification agreement with Mr. Thomas.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 33.6% of annualized rent for properties in which we hold an ownership interest as of March 31, 2007. This indemnification period will expire in October 2008, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in each of One Commerce Square and Two Commerce Square to us prior to October 13, 2008 for not more than $4 million in the aggregate, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

As of April 25, 2007, following our offering of 9,200,000 shares of common stock, Mr. Thomas owns or controls a very significant interest in our operating partnership consisting of 14,496,666 units, or a 40% interest including outstanding shares of common stock and units (including incentive units) as of such date. Mr. Thomas also owns 206,667 shares of restricted stock. In addition, our senior executive officers collectively hold an interest in Operating Partnership units and incentive units aggregating a 40% interest in our company including outstanding shares of common stock and units (including incentive units).

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 37.5% of our outstanding voting stock as of April 25, 2007, after giving effect to our sale of 9,200,000 shares of common stock. Although not entitled to dividends or other distributions, these limited voting shares are entitled to one vote per share in the election of directors, the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

Dated:        May 10, 2007

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer