Form 10-Q
period 2007-06-30
THOMAS PROPERTIES GROUP INC
filed 2007-08-09
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
Common Stock, $.01 par value per share	23,747,936

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

2

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Investments in real estate:
Land and improvements	$35,499	$35,499
Land and improvements - under development	73,351	65,526
Construction in progress	67,787	25,403
Buildings and improvements	255,084	254,539
Tenant improvements	62,895	61,831

	494,616	442,798
Less accumulated depreciation	(111,821)	(106,644)

	382,795	336,154

Investments in unconsolidated real estate entities	61,762	52,364
Cash and cash equivalents	144,219	64,343
Restricted cash	20,514	21,500
Rents and other receivables	1,779	2,195
Receivables—unconsolidated real estate entities	4,097	4,074
Deferred rents	14,715	17,610
Deferred leasing and loan costs, net	14,168	14,707
Other assets, net	6,426	5,133

Total assets	$650,475	$518,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$263,550	$265,823
Other secured loans	85,465	62,105
Unsecured loan	3,900	3,900
Accounts payable and other liabilities, net	44,350	35,458
Dividends and distributions payable	2,354	1,916
Prepaid rent	3,384	3,558
Deferred tax liability	—	2,392

Total liabilities	403,003	375,152

Minority interests:
Unitholders in the Operating Partnership	96,654	76,390
Minority interests in consolidated real estate entities	4,668	4,288

Total minority interests	101,322	80,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 23,747,936 and 14,418,261 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	236	144
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 14,496,666 and 16,666,666 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	145	167
Additional paid-in capital	156,406	71,095
Retained deficit and dividends	(10,637)	(9,156)

Total stockholders’ equity	146,150	62,250

Total liabilities and stockholders’ equity	$650,475	$518,080

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental	$8,219	$8,340	$16,381	$16,635
Tenant reimbursements	5,136	4,649	10,307	9,542
Parking and other	939	1,318	1,957	2,215
Investment advisory, management, leasing, and development services	2,177	2,369	4,380	3,783
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	5,308	4,166	9,666	6,339

Total revenues	21,779	20,842	42,691	38,514

Expenses:
Rental property operating and maintenance	3,985	3,849	8,335	8,178
Real estate taxes	1,549	1,463	3,024	2,919
Investment advisory, management, leasing, and development services	3,939	2,301	6,271	4,104
Rent—unconsolidated real estate entities	60	57	120	114
Interest	3,782	5,272	8,043	10,759
Depreciation and amortization	3,048	3,300	6,107	6,405
General and administrative	5,073	4,992	10,191	8,266

Total expenses	21,436	21,234	42,091	40,745

Gain on sale of real estate	1,420	—	2,389	—
Loss from early extinguishment of debt	—	—	—	(360)
Interest income	1,730	597	2,569	1,272
Equity in net loss of unconsolidated real estate entities	(1,363)	(1,364)	(4,532)	(4,335)
Minority interests – unitholders in the Operating Partnership	(941)	633	(348)	3,325
Minority interests in consolidated real estate entities	10	—	35	(524)

Income/(loss) before benefit/(provision) for income taxes	1,199	(526)	713	(2,853)
Benefit/(provision) for income taxes	(549)	190	(318)	1,089

Net income/(loss)	$650	$(336)	$395	$(1,764)

Income/(loss) per share – basic	$0.03	$(0.02)	$0.02	$(0.12)
Income/(loss) per share – diluted	$0.03	$(0.02)	$0.02	$(0.12)

Weighted average common shares outstanding - basic	20,540,116	14,332,397	17,468,385	14,328,162
Weighted average common shares outstanding - diluted	20,611,368	14,332,397	17,531,688	14,328,162

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	$395	$(1,764)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Loss from early extinguishment of debt	—	360
Gain on sale of real estate	(2,389)	—
Equity in net loss of unconsolidated real estate entities	4,532	4,335
Deferred rents	2,920	2,766
Depreciation and amortization expense	6,108	6,405
Amortization of loan costs	164	261
Amortization of above and below market leases, net	(4)	(236)
Share-based compensation	1,777	2,174
Minority interests	313	(2,801)
Distributions from operations of unconsolidated real estate entities	2,809	1,275
Changes in assets and liabilities:
Rents and other receivables	416	(545)
Receivables—unconsolidated real estate entities	(23)	731
Deferred leasing costs	(278)	15
Deferred tax asset	—	(1,089)
Other assets	(158)	(3,420)
Deferred interest payable	88	88
Accounts payable and other liabilities	4,157	(5,282)
Prepaid rent	(174)	11
Deferred tax liability	(2,392)	—

Net cash provided by operating activities	18,261	3,284

Cash flows from investing activities:
Expenditures for improvements to real estate	(45,099)	(7,337)
Purchases of interests in unconsolidated real estate entities	(18,438)	(24,150)
Return of capital from unconsolidated real estate entities	3,487	4,194
Contributions to unconsolidated real estate entities	(1,788)	(8,187)
Payment for purchase of naming rights	(750)	—
Change in restricted cash	986	6,100

Net cash used in investing activities	(61,602)	(29,380)

Cash flows from financing activities:
Proceeds from equity offering	139,818	—
Payment of offering costs	(424)	—
Payment for redemption of operating units	(33,646)	—
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(3,850)	(3,821)
Proceeds from mortgage and other secured loans	25,784	—
Principal payments of mortgage and other secured loans	(4,785)	(4,433)
Minority interest distributions	—	(550)
Payment of loan costs	—	(32)
Proceeds from exercise of stock options	320	54

Net cash provided by (used in) financing activities	123,217	(8,782)

Net increase/(decrease) in cash and cash equivalents	79,876	(34,878)
Cash and cash equivalents at beginning of period	64,343	63,915

Cash and cash equivalents at end of period	$144,219	$29,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,753	$11,826
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the operating partnership	$2,354	$1,916
Accrual for real estate improvements	6,373	1,144
Minority interest reclass	21,484	2,195

See accompanying notes to consolidated financial statements.

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

Our business operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor and the assumption of debt and other specified liabilities in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors. As of June 30, 2007, we held a 60.5% interest in the Operating Partnership which we consolidated, as we have control over the major decisions of the Operating Partnership.

As of June 30, 2007, we were invested in the following real estate entities:

Entity	Type; Possible Development	Location
Consolidated entities:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Land and construction in progress; Residential-Condominiums	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Undeveloped land; Office/Retail/Research and Development/Hotel	El Segundo, California

Unconsolidated entities:

2121 Market Street and Harris Building Associates	Residential and Retail	PCBD

TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California

Entity	Type; Possible Development	Location
Reflections I	Suburban office – single tenancy	Reston, Virginia
Reflections II	Suburban office – single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania

Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office and undeveloped land	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I and II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
San Jacinto Center	High-rise office	Austin, Texas
Frost Bank Tower	High-rise office	Austin, Texas
One Congress Plaza	High-rise office	Austin, Texas
One American Center	High-rise office	Austin, Texas
300 West 6th	High-rise office	Austin, Texas
Research Park Plaza I and II	Suburban office	Austin, Texas
Park 22 I - III	Suburban office	Austin, Texas
Great Hills Plaza	Suburban office	Austin, Texas
Stonebridge Plaza II	Suburban office	Austin, Texas
Westech 360 I - IV	Suburban office	Austin, Texas

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

The interests in One Commerce Square and Two Commerce Square (for all periods presented) and Murano (beginning August 2, 2006) not owned by us are reflected as minority interests. Mr. Thomas has an 11% ownership interest in each of One Commerce Square and Two Commerce Square. No further losses of One Commerce Square and Two Commerce Square are being allocated to Mr. Thomas, as no further contributions are required from Mr. Thomas. Future income allocable to Mr. Thomas will be reduced by such unrecognized losses. The unrecognized minority interest of Mr. Thomas in the deficit of One Commerce Square and Two Commerce Square is $1.5 million and $1.4 million at June 30, 2007 and December 31, 2006, respectively.

We have a $20,510,000 preferred equity interest in Murano, of which we have fully funded the required cash commitment of $17,422,000 as of June 30, 2007. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano.

Earnings (loss) per share

The computation of basic earnings (loss) per share is based on net earnings (loss) and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted earnings (loss) per share includes the assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that have been granted, all calculated using the treasury stock method.

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress will be transferred to land and improvements and buildings and improvements. Included in land held for development and construction in progress is capitalized interest of $11,294,000 and $8,109,000 as of June 30, 2007 and December 31, 2006, respectively.

Gains on Dispositions of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions of Financial Accounting Standard Board (FASB) Statement No. 66, Accounting for Sales of Real Estate’ (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment, percentage of completion or cost recovery methods, as appropriate.

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

In September 2006, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for the Sale of Condominiums” (EITF 06-8). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to SFAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of SFAS 66, including an assessment of collectibility using the initial and continuing investment tests described in SFAS 66, then the entity should apply the deposit method as described in SFAS 66. In November 2006, the FASB ratified the EITF’s recommendation. This statement is effective for financial statements issued for fiscal years beginning after March 15, 2007. The Company is currently applying the deposit method, and will continue to evaluate this method versus the percentage of completion method in future periods.

In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating SFAS No. 159 and has not yet determined the impact the adoption will have on the Company’s financial position or results of operations.

Interim Financial Data

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in our Annual Report for the year ended December 31, 2006 filed with the SEC on Form 10-K as amended by Amendment No. 1. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include the entities that own 2121 Market Street, Harris Building Associates, and TPG/CalSTRS, LLC, a joint venture with the California State Teachers Retirement System (“CalSTRS”). As of June 30, 2007, TPG/CalSTRS, LLC owns interests in the following properties:

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

CityWestPlace (purchased June 2006)

CityWestPlace land (purchased June 2006)

Centerpointe I and II (purchased January 2007)

Fair Oaks Plaza (purchased January 2007)

TPG/CalSTRS, LLC also owns a 25% interest in the following properties:

San Jacinto Center (purchased June 2007)

Frost Bank Tower (purchased June 2007)

One Congress Plaza (purchased June 2007)

One American Center (purchased June 2007)

300 W. 6th (purchased June 2007)

Research Park Plaza I & II (purchased June 2007)

Park 22 I-III (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements.Our stated ownership percentages, prior to any preferred or special allocations, as of June 30, 2007, follow:

2121 Market Street	50.0%
Harris Building Associates	0.1	%(1)
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(2)
Austin portfolio properties	6.3%
All other properties	25.0	%(3)

(1)	The partnership that owns 2121 Market Street entered into a master lease for the property with Harris Building Associates designed to allow a third party investor to take advantage of the historic tax credits for the property. The Operating Partnership and an unrelated party each hold a 0.05% general partnership interest in Harris Building Associates. The 99.9% limited partner of Harris Building Associates contributed $3.5 million and no further contributions are required. In addition, this partner is entitled to various distributions, fees, and priority returns. During 2004, the accumulated losses and distributions for this limited partner equaled their contribution amount and priority return. As such, net income/loss is allocated equally to the general partners, resulting in an allocation of 50% net income/loss to us.
(2)	Prior to January 1, 2006, the minority owner of City National Plaza and the Operating Partnership were allocated depreciation expense of City National Plaza ahead of CalSTRS, resulting in the allocation to us of 22.5% of City National Plaza’s depreciation expense and 21.3% of City National Plaza’s net income/loss (excluding depreciation expense). During 2005, the accumulated losses and distributions for the minority owner equaled their contribution amount. As such, net income/loss is allocated to the Operating Partnership and CalSTRS.

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

Investments in unconsolidated real estate entities as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2006
TPG/CalSTRS, LLC:
City National Plaza	$(4,573)	$(766)
Reflections I	1,453	1,525
Reflections II	1,666	1,778
Four Falls Corporate Center	1,877	1,989
Oak Hill Plaza / Walnut Hill Plaza	1,044	1,532
Valley Square Office Park	(6)	60
San Felipe Plaza	5,486	6,514
2500 City West	2,595	3,874
Brookhollow Central I, II and III / Intercontinental Center	2,292	2,942
CityWestPlace	22,836	23,328
Centerpointe I, II	7,124	—
Fair Oaks Plaza	3,190	—
Austin Portfolio Investor	578	—
Frost Bank Tower	3,335	—
300 West 6th Street	2,842	—
San Jacinto Center	2,256	—
One Congress Plaza	2,844	—
One American Center	2,679	—
Stonebridge Plaza II	840	—
Park 22	688	—
Research Park Plaza	1,139	—
Westech 360	600	—
Great Hills Plaza	437	—
TPG/CalSTRS	(4)	10,912
2121 Market Street and Harris Building Associates	(1,456)	(1,324)

	$61,762	$52,364

The following is a summary of the investments in unconsolidated real estate entities for the six months ended June 30, 2007 (in thousands):

Investment balance, December 31, 2006	$52,364

Contributions	20,226
Equity in net loss of unconsolidated real estate entities	(4,532)
Distributions	(6,296)

Investment balance, June 30, 2007	$61,762

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

The total initial capital commitment to the joint venture was $333.3 million, which was fully funded as of December 31, 2006. Our aggregate commitment to the joint venture was $83.3 million and CalSTRS’ aggregate commitment was $250.0 million. On June 8, 2006, we amended our agreement with CalSTRS to allow for all capital distributions to be recalled as additional capital contributions through May 1, 2007. On May 25, 2007, we revised our agreement with CalSTRS, which amended the investment period to end on the earlier of (a) the date CalSTRS has made aggregate capital contributions at least equal to $265.0 million; or (b) June 1, 2007. We are in the process of finalizing a further amendment with CalSTRS to provide for additional capital commitments in the amounts of $135.0 million and $45.0 million from CalSTRS and us, respectively.

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

Following is summarized financial information for the unconsolidated real estate entities as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 (in thousands):

Summarized Balance Sheets

	June 30, 2007	December 31, 2006
ASSETS
Investments in real estate, net	$2,322,865	$1,011,212
Assets associated with real estate held for sale	248	14,767
Receivables including deferred rents	51,892	40,754
Other assets	371,755	202,064

Total assets	$2,746,760	$1,268,797

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$2,121,205	$1,037,491
Other liabilities	197,150	72,664
Obligations associated with real estate held for sale	144	13,676

Total liabilities	2,318,499	1,123,831

Minority interest	—	—

Owners’ equity:
Thomas Properties, including $321 and $258 of other comprehensive loss as of June, 30, 2007 and December 31, 2006, respectively	66,167	55,442
Other owners, including $963 and $1,199 of other comprehensive loss as of June, 30, 2007 and December 31, 2006, respectively	362,094	89,524

Total owners’ equity	428,261	144,966

Total liabilities and owners’ equity	$2,746,760	$1,268,797

Summarized Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$56,002	$30,884	$99,767	$57,649

Expenses:
Operating and other expenses	29,004	18,290	53,518	35,395
Interest expense	25,055	12,397	43,964	23,044
Depreciation and amortization	21,021	14,241	36,231	26,521

Total expenses	75,080	44,928	133,713	84,960

Loss from continuing operations	(19,078)	(14,044)	(33,946)	(27,311)
Minority interest	(25)	1,061	(51)	1,964
Gain on sale of real estate	7,932	6,151	7,932	6,151
Income (loss) from discontinued operations	(8)	(441)	(212)	(551)

Net loss	$(11,179)	$(7,273)	$(26,277)	$(19,747)

Thomas Properties’ share of net loss	$(1,363)	$(1,364)	$(4,532)	$(4,335)

Included in the preceding summarized balance sheets as of June, 30, 2007 and December 31, 2006, are the following balance sheets of TPG/CalSTRS, LLC (in thousands):

	June, 30, 2007	December 31, 2006
ASSETS
Investments in real estate, net	$1,172,790	$993,316
Assets associated with real estate held for sale	248	14,767
Receivables including deferred rents	43,369	37,767
Investments in unconsolidated real estate entities	73,854	—
Other assets	187,038	199,835

Total assets	$1,477,299	$1,245,685

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,194,446	$1,018,087
Other liabilities	63,627	67,455
Obligations associated with real estate held for sale	144	13,673

Total liabilities	1,258,217	1,099,215

Minority interest	—	—

Members’ equity:
Thomas Properties, including $321 and $258 of other comprehensive loss as of June 30, 2007 and December 31, 2006, respectively	48,086	55,916
CalSTRS, including $963 and $1,199 of other comprehensive loss as of June 30, 2007 and December 31, 2006, respectively	170,996	90,554

Total members’ equity	219,082	146,470

Total liabilities and members’ equity	$1,477,299	$1,245,685

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30, 2007
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$1,475	$43,810	10,717	—	$56,002

Expenses:
Operating and other	838	24,166	4,000	—	29,004
Interest	296	19,798	4,961	—	25,055
Depreciation and amortization	241	15,362	5,418	—	21,021

Total expenses	1,375	59,326	14,379	—	75,080

Income (loss) from continuing operations	100	(15,516)	(3,662)	—	(19,078)
Minority interest	(25)	—	—	—	(25)
Gain on sale of asset		7,932	—	—	7,932
Discontinued operations	—	(8)	—	—	(8)
Equity in net loss of unconsolidated real estate entities	—	(965)	—	965	—

Net income/(loss)	$75	$(8,557)	$(3,662)	965	$(11,179)

Thomas Properties’ share of net income/(loss)	$36	$(1,470)	$(241)	$—	$(1,675)

Intercompany eliminations					312

Equity in net loss of unconsolidated real estate entities					$(1,363)

	Three months ended June 30, 2006
	2121 Market Street and Harris Building Associates	Murano	TPG/CalSTRS, LLC	Total
Revenues	$1,353	$—	$29,531	$30,884

Expenses:
Operating and other	939	112	17,239	18,290
Interest	297	—	12,100	12,397
Depreciation and amortization	285	34	13,922	14,241

Total expenses	1,521	146	43,261	44,928

Loss from continuing operations	(168)	(146)	(13,730)	(14,044)
Minority interest	(28)	—	1,089	1,061
Gain on sale of real estate	—	—	6,151	6,151
Discontinued operations	—	—	(441)	(441)

Net loss	$(196)	$(146)	$(6,931)	$(7,273)

Thomas Properties’ share of net loss	$(44)	(73)	$(1,345)	$(1,462)

Intercompany eliminations				98

Equity in net loss of unconsolidated real estate entities				$(1,364)

	Six months ended June 30, 2007
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$2,873	$86,177	$10,717	—	$99,767

Expenses:
Operating and other	1,737	47,781	4,000	—	53,518
Interest	589	38,414	4,961	—	43,964
Depreciation and amortization	481	30,332	5,418	—	36,231

Total expenses	2,807	116,527	14,379	—	133,713

Income/(loss) from continuing operations	66	(30,350)	(3,662)	—	(33,946)
Equity in net loss of unconsolidated real estate entities		(965)		965	—
Minority interest	(51)	—	—	—	(51)
Gain on sale of asset		7,932	—	—	7,932
Loss from discontinued operations	—	(212)	—	—	(212)

Net income/(loss)	$15	$(23,595)	$(3,662)	$965	$(26,277)

Thomas Properties’ share of net loss	$6	$(5,230)	$(241)	$—	$(5,465)

Intercompany eliminations					933

Equity in net loss of unconsolidated real estate entities					$(4,532)

	Six months ended June 30, 2006
	2121 Market Street and Harris Building Associates	Murano	TPG/CalSTRS, LLC	Total
Revenues	$2,706	$—	$54,943	$57,649

Expenses:
Operating and other	1,796	371	33,228	35,395
Interest	594	—	22,450	23,044
Depreciation and amortization	570	441	25,510	26,521

Total expenses	2,960	812	81,188	84,960

Loss from continuing operations	(254)	(812)	(26,245)	(27,311)
Minority interest	(54)	—	2,018	1,964
Gain on sale of asset	—	—	6,151	6,151
Loss from discontinued operations	—	—	(551)	(551)

Net loss	$(308)	$(812)	$(18,627)	$(19,747)

Thomas Properties’ share of net loss	$(100)	$(406)	$(4,269)	$(4,775)

Intercompany eliminations				440

Equity in net loss of unconsolidated real estate entities				$(4,335)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of June, 30, 2007 and December 31, 2006 (in thousands):

	June, 30, 2007	December 31, 2006
Our share of owners’ equity recorded by unconsolidated real estate entities	$66,167	$55,442
Intercompany eliminations and other adjustments	(4,405)	(3,078)

Investments in unconsolidated real estate entities	$61,762	$52,364

4. Debt

A summary of the outstanding debt as of June 30, 2007 is as follows:

	Interest rate	Outstanding debt (in thousands)	Maturity date
Secured debt
One Commerce Square mortgage loan (1)	5.7%	$130,000	1/6/16
Two Commerce Square:
Mortgage loan (2)	6.3	112,291	5/09/13
Senior mezzanine loan (3) (4)	17.7	38,052	1/09/10
Junior mezzanine loan (3) (5)	15.0	4,195	1/09/10
Campus El Segundo Mortgage loan (6)	Prime Rate or LIBOR + 2.25	17,259	10/10/07
Four Points Centre Mortgage loan (7)	Prime Rate	4,000	8/28/07
Construction loan (7)(8)	Prime Rate	253	6/11/10
Murano construction loan (9)	7% or LIBOR + 3.25	25,531	7/31/09
Murano loan (10)	LIBOR + 1.50%	17,434	9/26/07

Total debt		$349,015

Unsecured and other debt
Former minority partner (11)	5.0	3,900	10/12/09

		$3,900

(1)	The mortgage loan is subject to interest only payments through January 9, 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule through maturity on January 6, 2016. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and may be defeased beginning January 2009.
(2)	The mortgage loan may be defeased and may be prepaid beginning February 2012.
(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7,500,000. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.
(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of June 30, 2007 was 17.9% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to the greater of 3% of the principal amount or a yield maintenance premium for any prepayments. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(6)	The weighted average interest rate as of June 30, 2007 was 7.6% per annum.
(7)	The prime rate as of June 30, 2007 was 8.25% per annum.
(8)	The maximum borrowings under this loan are $42.7 million.
(9)	In August 2006 an entity developing Murano obtained a construction loan on which we may borrow up to $142,500,000. The interest rate as of June 30, 2007 was 8.6%.
(10)	A subsidiary of our Operating Partnership pledged its preferred equity interest in Murano to a lender in the amount of $17,434,000. With the consent of the lender, the maturity date can be extended until September 2008. The Operating Partnership has guaranteed this loan.
(11)	The loan is due to our former minority partner in TPG-El Segundo Partners, LLC. Principal and interest are due at maturity.

5. Earnings (Loss) per Share and Dividends Declared

The following is a summary of the components used in calculating basic and diluted earnings (loss) per share for the three months ended June 30, 2007 and 2006 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings (loss) available to common shares	$650	$(336)	$395	$(1,764)

Weighted average common shares outstanding — basic	20,540,116	14,332,397	17,468,385	14,328,162
Potentially dilutive common shares (1)
Stock options	60,866	—	53,446	—
Unvested restricted stock	10,385	—	9,857	—

Adjusted weighted average common shares outstanding — diluted	20,611,368	14,332,397	17,531,688	14,328,162

Earnings (loss) per share – basic	$0.03	$(0.02)	$0.02	$(0.12)

Earnings (loss) per share – diluted	$0.03	$(0.02)	$0.02	$(0.12)

Dividends declared per share	$0.06	$0.06	$0.06	$0.06

(1)	For the three and six months ended June 30, 2006, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

6. Stockholders’ Equity

On April 25, 2007, we sold 9,200,000 shares of common stock, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission, at $16.00 per share. We received net proceeds, after deducting underwriting discounts and commissions and offering expenses, of $139.3 million from this offering of which $33.7 million was used to redeem 2,170,000 units in our operating partnership held by our Chief Executive Officer and President, and 45,000 units held by another senior executive.

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis. We have issued 1,033,339 incentive units to certain employees, of which 45,000 was redeemed for cash in April 2007. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 23,747,936 shares of common stock, and 14,496,666 Units outstanding as of June 30, 2007, and 988,336 incentive units outstanding which were issued under our Incentive Plan, defined below.

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”) effective upon the closing of our initial public offering. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. At the Annual Meeting of shareholders in May 2007, the shareholders approved an increase in the number of shares of the common stock reserved for issuance or transfer under the Plan from 2,011,906 shares to a total of 2,361,906. In addition, the restrictions on the aggregate number of shares that may be issued or transferred with respect to specified awards granted under the Plan were eliminated. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares were reserved for grant at the time of our original public offering, of which 35,033 shares remain available for future grant at June 30, 2007.

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas:

	Shares	Aggregate Value
		(in thousands)
Issued in October 2004	46,667	$560
Issued in February 2006	60,000	740
Issued in March 2007	100,000	1,580

Outstanding at June 30, 2007	206,667	$2,880

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

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)
Issued in October 2004	10,000	$120
Issued in 2005	4,984	60
Issued in 2006	6,419	83
Issued in 2007	3,564	60

Outstanding at June 30, 2007	24,967	$323

The 10,000 and 4,984 shares vested following the 2006 Annual Meeting of Stockholders on May 24, 2006. Vesting for the 6,419 and 3,564 shares commenced as of May 24, 2006 and May 30, 2007, respectively. Of the 6,419 shares granted, 3,501 vested following the 2007 Annual Meeting of Stockholders on May 30, 2007 and 2,918 will vest subject to the continued service of one of our directors following the 2008 Annual Meeting of Stockholders. The 3,564 shares granted will vest subject to the continued service of the directors following the 2008 Annual Meeting of Stockholders. The holders of these shares have full voting rights and will receive any dividends paid.

As of June 30, 2007, there was $1,942,000 of total unrecognized compensation cost related to the nonvested restricted stock under both the Incentive Plan and Non-Employees Directors Plan. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the three months ended June 30, 2007 and 2006, was $295,000 and $139,000, respectively. The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2007 was $15.84.

We recorded compensation expense totaling $257,000 and $415,000 related to the amortization of the restricted stock grants for the three and six months ended June 30, 2007, respectively, and $144,000 and $252,000 for the three and six months ended June 30, 2006, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $104,000 and $168,000 for the three and six months ended June 30, 2007, respectively, and $26,000 and $46,000 for the three and six months ended June 30, 2006.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004. 666,668 of these incentive unit awards are vesting over a three-year period, with one part of the incentive units vesting one-third on each of the first, second, and third anniversary dates of the grant, and 63,335 vest in full on the third anniversary of the date of grant, subject to continued services and the terms of the Incentive Plan. On February 2006 we issued 120,000 incentive units to certain executives, these units vest on the third anniversary of the grant date. In March 2007 we issued an additional 183,336 incentive units to certain executives, these units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant.

We recorded compensation expense totaling $757,000 and $1,258,000 related to the amortization of the restricted stock grants for the three and six months ended June 30, 2007, respectively, and $1,848,000 for the three and six months ended June 30, 2006. As of June 30, 2007, there was $3,317,000 of unrecognized compensation cost related to incentive units. The weighted-average grant date fair value of incentive units granted in the six months ended June 30, 2007 was $14.88.

Stock options

Under our Incentive Plan, we have 514,530 stock options outstanding as of June 30, 2007. Of the total options outstanding, 482,308 stock options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting and the other 50,000 stock options vest 100% eighteen months from the date of grant. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2007 and 2006:

	2007	2006
Expected dividend yield	2.0%	2.0%
Expected life of option	2 to 4 years	2 to 4 years
Risk-free interest rate	4.40%-4.86%	4.40%
Expected stock price volatility	10%-15%	15%

The following is a summary of stock option activity under our Incentive Plan as of June 30, 2007 and for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	389,166	$12.42
Granted	151,475	16.02
Exercised	(26,111)	12.26

Outstanding at June 30, 2007	514,530	$13.48	7.4	$1,131

Options exercisable at June 30, 2007	207,430	$12.36	7.6	$656

As of June 30, 2007, there was $293,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $302,000 and $385,000, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2007 was $1.89. The options exercised during the three and six months ended June 30, 2007 had an intrinsic value of $26,000, and $72,000, respectively.

We recorded compensation expense totaling $54,000 and $103,000 related to the stock options for the three and six months ended June 30, 2007, respectively, and $38,000 and $75,000 for the three and six months ended June 30, 2006, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $22,000 and $42,000 for the three and six months ended June 30, 2007, respectively, and $7,000 and $14,000 for the three and six months ended June 30, 2006, respectively.

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of June 30, 2007, we held a 60.5% capital interest in the Operating Partnership. For the three and six months ended June 30, 2007, we were allocated 45.1% and 56.0% of the income and losses from the Operating Partnership.

Our effective tax rate is 44.5% and 44.3%, respectively, for the three and six months ended June 30, 2007. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to state taxes, net of federal tax expense.

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

The Company adopted the provisions of FIN 48 on January 1, 2007, which resulted in unrecognized tax benefits of approximately $10.2 million, of which $134,000 was recorded as a reduction to the opening balance of retained earnings, and if recognized, would effect our effective tax rate. As of January 1, 2007, the Company has recorded $227,000 of accrued interest with respect to unrecognized tax benefits. For the six months ended June 30, 2007, the Company has recorded $161,000 of accrued interest with respect to the unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

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

Our estimates of the fair value of financial instruments at June 30, 2007 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of June 30, 2007, the fair value of our mortgage and other secured loans and unsecured loan aggregates $347,914,000, compared to the aggregate carrying value of $352,915,000.

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 60.5% and have control over the major decisions of the Operating Partnership.

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

Valley Square Office Park (from March 2005, the date of acquisition, to April 2006, the date of disposition)

San Felipe Plaza (as of August 2005, the date of acquisition)

2500 City West (as of August 2005, the date of acquisition)

Brookhollow Central I, II, and III (as of August 2005, the date of acquisition)

Intercontinental Center (as of August 2005, the date of acquisition, to May 2007, the date of disposition)

2500 City West land (as of December 2005, the date of acquisition)

CityWestPlace (as of June 2006, the date of acquisition)

CityWestPlace land (as of June 2006, the date of acquisition)

Centerpointe I and II (as of January 2007, the date of acquisition)

Fair Oaks Plaza (as of January 2007, the date of acquisition)

Frost Bank Tower (as of June 1, 2007, the date of acquisition)

300 West 6th Street (as of June 1, 2007, the date of acquisition)

San Jacinto Center (as of June 1, 2007, the date of acquisition)

One Congress Plaza (as of June 1, 2007, the date of acquisition)

One American Center (as of June 1, 2007, the date of acquisition)

Stonebridge Plaza II (as of June 1, 2007, the date of acquisition)

Park 22 (as of June 1, 2007, the date of acquisition)

Research Park Plaza (as of June 1, 2007, the date of acquisition)

Westech 360 (as of June 1, 2007, the date of acquisition)

Great Hills Plaza (as of June 1, 2007, the date of acquisition)

Comparison of three months ended June 30, 2007 to three months ended June 30, 2006

Rental revenues. Rental revenue remained consistent at $8 million for each of the three month periods ended June 30, 2007 and 2006.

Tenant reimbursements. Revenues increased by $487,000, or 10.5%, to $5.1 million for the three months ended June 30, 2007 compared to $4.6 million for the three months ended June 30, 2006 primarily due to an increase in recoverable expenses.

Parking and other revenues. Revenues decreased by $379,000, or 28.8%, to $939,000 for the three months ended June 30, 2007 compared to $1.3 million for the three months ended June 30, 2006 primarily due to lease termination fees of $427,000 for two tenants in One Commerce Square which were recognized during 2006, offset by an increase of $38,000 due to after hours parking revenue resulting from a special event near one of our properties.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $192,000, or 8.1%, to $2.1 million for the three months ended June 30, 2007 compared to $2.4 million for the three months ended June 30, 2006. The decrease was primarily due to a reduction of approximately $126,000 in leasing commissions and $49,000 in advisor fees from properties we manage on behalf of CalSTRS.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $1.1 million, or 27.4%, to $5.3 million for the three months ended June 30, 2007 compared to $4.2 million for the three months ended June 30, 2006. This increase was primarily a result of an increase in fee income of $194,000 related to the properties in Fairfax, Virginia acquired on January 31, 2007 by our joint venture with CalSTRS, and $1.4 million related to the Austin properties acquired on June 1, 2007 by our joint venture with CalSTRS, Lehman and other institutional investors, offset by a decrease of $740,000 related to the City West Place acquisition fee recorded in June 2006. There was also an increase of approximately $119,000 in payroll reimbursements due to the purchase of additional properties.

Rental property operating and maintenance expense. Rental property operating and maintenance expense remained consistent at $4 million for each of the three month periods ended June 30, 2007 and 2006.

Real estate taxes. Real estate taxes remained consistent at $1.5 million for each of the three month periods ended June 30, 2007 and 2006.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $1.6 million, or 71.2%, to $3.9 million for the three months ended June 30, 2007 compared to $2.3 million for the three months ended June 30, 2006, primarily as a result of an increase in salaries and employment related costs due to an increase in the number of personnel, as well as an increase in various professional services costs.

Interest expense. Interest expense decreased by $1.5 million or 28.3% to $3.8 million for the three months ended June 30, 2007 compared to $5.3 million for the three months ended June 30, 2006. The decrease is primarily due to capitalized interest of $1.2 million during the three months ended June 30, 2007, related to the Campus El Segundo and Murano development properties. In addition there was a decrease in interest expense relating to Two Commerce Square of $209,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to the amortizing loan balances for the mortgage and mezzanine loans.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent at $3 million for each of the three month periods ended June 30, 2007 and 2006.

General and administrative. General and administrative expense increased by $81,000, or 1.6%, to $5.1 million for the three months ended June 30, 2007 compared to $5.0 million for the three months ended June 30, 2006. The increase is primarily due to an increase in salaries and employment related costs due to an increase in the number of personnel, offset by a decrease in stock compensation expense recognized of $961,000 related to the incentive units, a decrease in leasing expenses of approximately $255,000 relating to property investments in Houston and a decrease of $191,000 in City of Philadelphia business taxes due to a 2006 tax adjustment.

Gain on sale of real estate. Gain on sale of real estate was $1.4 million for the three months ended June 30, 2007 due to the recognition of deferred gain on infrastructure costs incurred related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006. The parcel was sold for $24.6 million resulting in a total gain of $18.4 million. We are obligated to fund certain infrastructure improvements of approximately $2.7 million with respect to the development of the sold parcel; therefore we recorded a deferred gain of $8.1 million. The remaining deferred gain as of June 30, 2007 was $5.4 million, which will be recognized as we complete infrastructure improvements on a percentage of completion basis.

Interest income. Interest income increased by $1.1 million, or 189.8%, to $1.7 million for the three months ended June 30, 2007 compared to $597,000 for the three months ended June 30, 2006, primarily due to higher average cash balances and interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Revenue	$56,002	$30,884
Operating and other expenses	(29,004)	(18,290)
Interest expense	(25,055)	(12,397)
Depreciation and amortization	(21,021)	(14,241)
Minority interest	(25)	1,061
Gain on sale of asset	7,932	6,151
Loss from discontinued operations	(8)	(441)

Net loss	$(11,179)	$(7,273)

Thomas Properties’ share of net loss	$(1,675)	$(1,462)
Intercompany eliminations	312	98

Equity in net loss of unconsolidated real estate entities	$(1,363)	$(1,364)

Aggregate revenue and operating and other expenses for unconsolidated real estate entities for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 increased primarily due to the acquisition of our interests in City West Place in June 2006, the two properties in Fairfax, Virginia in January 2007 and the Austin properties in June 2007.

Aggregate interest expense increased by $12.7 million, or 102.1%, to $25.1 million for the three months ended June 30, 2007 compared to $12.4 million for the three months ended June 30, 2006 primarily as a result of an increase in interest expense of $2.9 million relating to the debt obligations of City West Place, $2.3 million relating to the debt obligations of the Fairfax, Virginia properties and $4.7 million relating to the debt obligations of the Austin properties. The increase was also due to refinancing of the City National Plaza mortgage and mezzanine loans in July 2006, resulting in higher additional borrowings in 2007, which resulted in an increase in interest expense of $2.3 million.

Aggregate depreciation and amortization expense increased by $6.8 million, or 47.6%, to $21.0 million for the three months ended June 30, 2007 compared to $14.2 million for the three months ended June 30, 2006 primarily as a result of additional depreciation and amortization expense of $1.6 million due to the acquisition of City West Place in June 2006, $2.1 million due to the acquisition of two properties in Fairfax, Virginia in January 2007 and $5.2 million due to the acquisition of the Austin properties in June 2007. In addition, there was a decrease of $2.4 million for the Houston properties primarily due to the expiration of purchased in-place lease values.

Comparison of six months ended June 30, 2007 to six months ended June 30, 2006

Rental revenues. Rental revenue remained consistent at $16 million for each of the six month periods ended June 30, 2007 and 2006.

Tenant reimbursements. Revenues increased by $765,000, or 8.0%, to $10.3 million for the six months ended June 30, 2007 compared to $9.5 million for the six months ended June 30, 2006 primarily due to an increase in recoverable expenses.

Parking and other revenues. Revenues decreased by $258,000, or 11.6%, to $2 million for the six months ended June 30, 2007 compared to $2.2 million for the six months ended June 30, 2006 primarily due to lease termination fees of $427,000 for two tenants in One Commerce Square which were recognized during 2006, offset by an increase of $215,000 in the first six months of 2007 due to after hours parking revenue resulting from a special event near one of our properties.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $597,000, or 15.8%, to $4.4 million for the six months ended June 30, 2007 compared to $3.8 million for the six months ended June 30, 2006. The increase was primarily due to an increase in development fees of approximately $994,000 relating to a professional services agreement with NBC Universal, Inc. to advise on a plan for future development at its Universal City property in Los Angeles. This ongoing agreement was entered into in March 2006 resulting in four months of revenues in the six months ended June 30, 2006 compared to a full six months for the comparable period of 2007. This was offset by decreases of approximately $130,000 in leasing commissions and approximately $120,000 in advisor fees from properties we manage on behalf of CalSTRS.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $3.3 million, or 52.5%, to $9.7 million for the six months ended June 30, 2007 compared to $6.3 million for the six months ended June 30, 2006. This increase was primarily a result of an increase in fee income of $953,000 related to the property investments in Fairfax, Virginia acquired on January 31, 2007 by our joint venture with CalSTRS and $1.4 million related to the Austin portfolio investments acquired June 1, 2007 by our joint venture with CalSTRS, Lehman and other institutional investors, offset by a decrease of $309,000 related to the City West Place acquisition fee recorded in June 2006. The increase was also due to an increase in leasing commissions of $310,000 and an increase in fee income of $755,000 relating to City National Plaza. There was also an increase of approximately $294,000 in payroll reimbursements due to the purchase of additional properties.

Rental property operating and maintenance expense. Rental property operating and maintenance expense remained consistent at $8 million for each of the six month periods ended June 30, 2007 and 2006.

Real estate taxes. Real estate taxes remained consistent at $3 million for each of the six month periods ended June 30, 2007 and 2006.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $2.2 million, or 52.8%, to $6.3 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006, primarily as a result of an increase in salaries and employment related costs due to an increase in the number of personnel, as well as an increase in various professional services costs.

Interest expense. Interest expense decreased by $2.7 million or 25.2% to $8.0 million for the six months ended June 30, 2007 compared to $10.8 million for the six months ended June 30, 2006. The decrease is primarily due to capitalized interest of $2.0 million during the six months ended June 30, 2007, related to Campus El Segundo and Murano development properties. In addition there was a decrease in interest expense relating to Two Commerce Square of $412,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to the amortizing loan balances for the mortgage and mezzanine loans.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent at $6 million for each of the six month periods ended June 30, 2007 and 2006.

General and administrative. General and administrative expense increased by $1.9 million, or 23.3%, to $10.2 million for the six months ended June 30, 2007 compared to $8.3 million for the six months ended June 30, 2006. The increase is primarily due to an increase in salaries and employment related costs due to an increase in the number of personnel. This was offset by a decrease in professional fees of approximately $344,000 and a decrease in stock compensation expense recognized of $398,000, related to the incentive units.

Gain on sale of real estate. Gain on sale of real estate was $2.4 million for the six months ended June 30, 2007 due to the recognition of deferred gain on infrastructure costs incurred related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006. The parcel was sold for $24.6 million resulting in a total gain of $18.4 million. We are obligated to fund certain infrastructure improvements of approximately $2.7 million with respect to the development of the sold parcel; therefore we recorded a deferred gain of $8.1 million. The remaining deferred gain as of June 30, 2007 was $5.4 million, which will be recognized as we complete infrastructure improvements on a percentage of completion basis.

Interest income. Interest income increased by $1.3 million, or 102.0%, to $2.6 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2006, primarily due to higher average cash balances and interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the six months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Revenue	$99,767	$57,649
Operating and other expenses	(53,518)	(35,395)
Interest expense	(43,964)	(23,044)
Depreciation and amortization	(36,231)	(26,521)
Minority interest	(51)	1,964
Gain on sale of asset	7,932	6,151
Loss from discontinued operations	(212)	(551)

Net loss	$(26,277)	$(19,747)

Thomas Properties’ share of net loss	$(5,465)	$(4,775)
Intercompany eliminations	933	440

Equity in net loss of unconsolidated real estate entities	$(4,532)	$(4,335)

Aggregate revenue and operating and other expenses for unconsolidated real estate entities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 increased primarily due to the acquisition of our interests in City West Place in June 2006, the two properties in Fairfax, Virginia in January 2007 and the Austin portfolio in June 2007.

Aggregate interest expense increased by $20.9 million, or 90.8%, to $44.0 million for the six months ended June 30, 2007 compared to $23.0 million for the six months ended June 30, 2006 primarily as a result of an increase in interest expense of $6.3 million relating to the debt obligations of City West Place, $4.0 million relating to the debt obligations of the Fairfax, Virginia properties and $4.7 million relating to the debt obligations of the Austin properties. The increase was also due to refinancing of the City National Plaza mortgage and mezzanine loans in July 2006, resulting in higher additional borrowings in 2007, which resulted in an increase in interest expense of $5.1 million.

Aggregate depreciation and amortization expense increased by $9.7 million, or 36.6%, to $36.2 million for the six months ended June 30, 2007 compared to $26.5 million for the six months ended June 30, 2006 primarily as a result of additional depreciation and amortization expense of $3.9 million due to the acquisition of City West Place in June 2006, $3.7 million due to the acquisition of the two Fairfax, Virginia properties in January 2007 and $5.2 million due to the acquisition of the Austin properties in June 2007. In addition, there was an increase of $1.7 million for City National Plaza due to new assets placed into service in 2007, offset by a decrease of $3.6 million for the Houston properties and $890,000 for the Montgomery County properties primarily due to the expiration of purchased in place lease values.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of June 30, 2007, we have unrestricted cash and cash equivalents of $144.2 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through cash on hand, working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. Additionally, as noted elsewhere herein, on April 25, 2007, we sold 9,200,000 shares of common stock, pursuant to an effective registration statement previously filed with the Securities and Exchange Commission, at $16.00 per share. We received net proceeds, after deducting underwriting discounts and commissions, offering expenses and redemption of units in our operating partnership held by our Chief Executive Officer and President and one of our other senior executives, of $105.6 million. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

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

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In July 2006, a parent of the entity that owns City National Plaza refinanced the loan for City National Plaza, which provides proceeds to cover the future redevelopment costs. In August 2006, the entity developing Murano obtained a $142.5 million construction loan, and in September 2006, we borrowed $17.4 million to finance our preferred equity position in this property. We are obligated to fund our preferred equity to Murano to pay construction costs before we can draw the construction loan. We met this obligation during the quarter ended March 31, 2007, and began making draws on the construction loan. The balance on the construction loan was $25.5 million as of June 30, 2007. If we are unable to sell the condominium units upon completion or obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

In June 2007, we closed on a construction loan in the amount of $42.7 million to finance the development of two office buildings totaling 200,000 square feet at Four Points Centre. We commenced construction in June 2007, and as of June 30, 2007, we had drawn funds totaling $253,000. We expect to be substantially complete with these two buildings in the third quarter of 2008.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our company also owns majority interests in One Commerce Square and Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $7.5 million in capital improvements, tenant improvements, and leasing costs for the One Commerce Square and Two Commerce Square properties collectively during the remainder of 2007 and 2008.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at June 30, 2007 is as follows (in thousands):

	Payments Due by Period
	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
Regularly scheduled principal payments	$4,446	$3,200	$500	$492	$6,187	$7,992	$22,817
Balloon principal payments due at maturity	38,693	—	29,684	34,093	—	227,628	330,098
Interest payments—fixed rate debt	10,889	21,396	21,946	14,932	14,269	39,006	122,438
Interest payments—variable rate debt (1)	1,852	2,219	1,303	10	—	—	5,384
Capital commitments (2)	3,664	2,806	—	—	—	—	6,470
Operating lease (3)	64	127	53	—	—	—	244

Total	$59,608	$29,748	$53,486	$49,527	$20,456	$274,626	$487,451

(1)	The interest payments on Murano, Four Points Centre and Campus El Segundo loans are based on the prime rate or LIBOR.
(2)	Capital commitments of our company, our operating partnership and other consolidated subsidiaries include approximately $4.7 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. In addition, the capital commitments include approximately $2.3 million in required funding of certain infrastructure improvements with respect to the development of the Campus El Segundo parcel we sold in September 2006.
(3)	Represents the future minimum lease payments on our long-term operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of June 30, 2007, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities in accordance with the Financial Accounting Standard Board’s revision to Interpretation No. 46. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the unconsolidated properties as of June 30, 2007 (in thousands). We have not guaranteed any of the debt.

	Interest Rate		Principal Amount		Maturity Date
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07	%(2)	$355,300		7/17/08
Senior mezzanine loan (Note A)	LIBOR + 2.59	(2)	26,265		7/17/08
Senior mezzanine loan (Note B)	LIBOR + 1.90	(2)	24,000		7/17/08
Senior mezzanine loan (Note C)	LIBOR + 2.25	(2)	24,000		7/17/08
Senior mezzanine loan (Note D)	LIBOR + 2.50	(2)	24,000		7/17/08
Senior mezzanine loan (Note E)	LIBOR + 3.05	(2)	22,700		7/17/08
Junior mezzanine loan	LIBOR + 5.00	(2)	22,513		7/17/08
CityWestPlace
Senior mortgage loan	6.16		121,000		7/6/16
Senior mortgage loan (Note A)	LIBOR + 1.25	(2)	82,400		7/1/08
Senior mortgage loan (Note B)	LIBOR + 1.25	(2)	3,299		7/1/08
San Felipe Plaza
Senior mortgage loan	5.28		101,500		8/11/10
Senior mortgage loan (3)	LIBOR + 3.00		5,489		8/11/10
2500 City West
Senior mortgage loan	5.28		70,000		8/11/10
Senior mortgage loan (4)	LIBOR + 3.00		7,104		8/11/10
Brookhollow Central I, II and III
Senior mortgage loan (Note A)	LIBOR + 2.25	(2)	24,154		8/9/07
Senior mortgage loan (Note C)(5)	LIBOR + 3.25	(2)	16,746		8/9/07
Four Falls Corporate Center
Note A	5.31		42,200		3/6/10
Note B (6) (7)	LIBOR + 3.25	(2)(9)	9,867		3/6/10
Oak Hill Plaza/Walnut Hill Plaza
Note A	5.31		35,300		3/6/10
Note B (7) (8)	LIBOR + 3.25	(2)(9)	9,152		3/6/10
2121 Market Street mortgage loan (10)	6.05		19,261		8/1/33
Reflections I mortgage loan	5.23		22,699		4/1/15
Reflections II mortgage loan	5.22		9,457		4/1/15
Centerpointe I and II
Note A (11)	LIBOR + 0.60	(2)	55,000		1/31/09
Note B (11)(12)	7.70		36,000		1/31/09
Fair Oaks Plaza (13)	5.52		44,300		1/31/17
Austin, TX Portfolio:
San Jacinto Center	6.05		101,000		6/11/17
Frost Bank Tower	6.06		150,000		6/11/17
One Congress Plaza	6.08		128,000		6/11/17
One American Center	6.03		120,000		6/11/17
300 W. 6th St.	6.01		127,000		6/11/17
Research Park Plaza I & II
Senior mortgage loan	LIBOR + 1.34	(14)	27,000		6/9/09
Mezzanine loan	LIBOR + 1.34	(14)	24,500		6/9/09
Stonebridge Plaza II
Senior mortgage loan	LIBOR + 1.16	(14)	24,000		6/9/09
Mezzanine loan	LIBOR + 1.16	(14)	13,500		6/9/09
Bank term loan	LIBOR + 2.25	(15)(16)	192,500		6/1/13
Revolving credit facility	LIBOR + 2.25	(17)	—		6/1/12

Subtotal – Austin, TX Portfolio:			907,500	(18)

			$2,121,206

(1)	The senior mortgage loan and senior mezzanine loan are subject to exit fees equal to .25% of the loan amounts. The junior mezzanine loan, with maximum borrowings up to $130.0 million, is subject to an exit fee equal to .5% of the outstanding loan amount. Under certain circumstances all of the exit fees will be waived.

(2)	Our joint venture with CalSTRS has purchased interest rate cap agreements for the funded portion of these loans.
(3)	Our joint venture with CalSTRS may borrow up to $16.2 million under this loan.
(4)	Our joint venture with CalSTRS may borrow up to $15.5 million under this loan.
(5)	Our joint venture with CalSTRS may borrow up to $21.7 million under this loan. We have given notice to the lender that we intend to exercise the right to extend the maturity of the loan for an additional year.
(6)	Our joint venture with CalSTRS may borrow up to $12.9 million under this loan.
(7)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.
(8)	Our joint venture with CalSTRS may borrow up to $13.4 million under this loan.
(9)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of June 30, 2007, one month LIBOR exceeds 2.25%, per annum.
(10)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this debt will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.
(11)	These loans are subject to a one year lockout, prepayable subject to a prepayment fee of 1% for the first six months after lockout, thereafter the exit fee equals 0.5%. The Centerpointe I and II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the senior mortgage loan secured by Centerpointe I and II equals LIBOR plus 1.59% per annum. The effective interest rate on the senior mezzanine loan as of June 30, 2007 was 7.7% per annum. The weighted average interest rate on both loans was 6.6% per annum.
(12)	Our joint venture with CalSTRS may borrow up to $68.8 million under this loan.
(13)	This loan may be defeased in full after three years, or prepaid in full after 9 years and 8 months.
(14)	Our joint venture with CalSTRS and Lehman Brothers Holdings, Inc. (“Lehman”) has purchased interest rate cap agreements for these loans.
(15)	Our joint venture with CalSTRS and Lehman entered into an interest rate collar agreement for 50% of the loan balance, or $96.25 million, in which we bought a cap and sold a floor.
(16)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin portfolio assets, a pledge of equity interests in the remaining seven Austin portfolio assets and guarantees of certain other Austin portfolio entities.
(17)	Our joint venture with CalSTRS and Lehman has obtained a $100 million secured revolving credit commitment to fund future capital requirements, bearing interest at LIBOR plus 2.25%. The margin above LIBOR on this facility is subject to adjustment under certain circumstances. As of June 30, 2007, this revolving credit facility was undrawn.
(18)	Our joint venture with CalSTRS and Lehman has agreed to compensate Lehman at a net profit margin of one percent (1%) of the amount of the financing provided by Lehman.

Cash Flows

Comparison of six months ended June 30, 2007 to six months ended June 30, 2006

Cash and cash equivalents were $144.2 million as of June 30, 2007 and $29.0 million as of June 30, 2006.

Operating Activities - Net cash used in operating activities increased by $15.0 million to $18.3 million for the six months ended June 30, 2007 compared to $3.3 million for the six months ended June 30, 2006. The increase was primarily the result of an increase in changes in assets and liabilities of $9.8 million, a increase in net income of $2.7 million and an increase in minority interest of $3.1 million. The increases were offset by an increase in gain on sale of asset of $2.4 million.

Investing Activities - Net cash used in investing activities increased by $32.2 million to $61.6 million for the six months ended June 30, 2007 compared to $29.4 million for the six months ended June 30, 2006. The increase was primarily the result of an increase in real estate improvements of $37.8 million, an increase in contributions from unconsolidated real estate entities of $12.0 million and an increase in change in restricted cash of $5.1 million. The increases were offset by a decrease of $24.2 million used for the purchase of interests in unconsolidated real estate entities

Financing Activities - Net cash provided by (used in) financing activities increased by $132.0 million to $123.2 million for the six months ended June 30, 2007 compared to $(8.8) million for the six months ended June 30, 2006. The increase was primarily the result of proceeds from our April 2007 public offering, net of offering costs, of $139.4 million as well as draws on the Murano construction loan of $25.8 million. In addition, there were no minority interest distributions for the six months ended June 30, 2007 compared to $550,000 for the six months ended June 30, 2006. The increases were offset by a decrease of $33.6 million related to payments for the redemption of operating units.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. We intend to mitigate this risk by seeking to maintain a target consolidated debt-to-gross assets ratio of approximately 60%, while continuously evaluating all available debt and equity resources and following established risk management policies and procedures. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of June 30, 2007, our company had $64.2 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2,121.2 million, of which $1,029.5 million bears interest at floating rates. As of June 30, 2007, interest rate caps have been purchased for all of these floating rate loans.

Our fixed and variable rate consolidated long-term debt at June 30, 2007 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2007	$4,446	$38,693	$43,139
2008	3,200	—	3,200
2009	4,400	25,784	30,184
2010	34,585	—	34,585
2011	6,187	—	6,187
Thereafter	235,620	—	235,620

Total	$288,438	$64,477	$352,915

Weighted average interest rate	7.6%	7.8%	7.7%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At June 30, 2007, our consolidated variable rate long-term debt represents 18.2% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 10% of the weighted average variable rate at June 30, 2007, the net impact would be increased interest costs of $482,000 per year.

As of June 30, 2007, the fair value of our mortgage and other secured loans and unsecured loan aggregate $347.9 million, compared to the aggregate carrying value of $352.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In connection with our Section 404 compliance effort, we continue to address certain internal control deficiencies by, among other things, improving our financial statement close and reporting process and improving review and monitoring controls. All of these initiatives are being conducted under the oversight of the Audit Committee and senior management.

Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS, including our joint venture with Lehman, provide us with substantial fee revenues. For the six months ended June 30, 2007 and 2006, approximately 26.3% and 21.1%, respectively, of our revenue has been derived from fees earned from these relationships.

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

Our joint venture partners have rights under our joint venture agreements that could adversely affect us.

As of August 9, 2007, we hold interests in 12 of our properties through our joint venture with CalSTRS and 10 of our properties through a joint venture with CalSTRS, Lehman and other institutional investors. Our joint venture with CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

Our joint venture entity with CalSTRS is the general partner of the partnership that owns ten properties in Austin. The limited partners in the Austin partnership have certain approval rights similar to CalSTRS’ rights described above. These rights include but are not limited to the right to approve annual business plans and budgets, financings and refinancings, sales of properties, additional capital calls not in compliance with an approved annual plan, and agreements with affiliates. The limited partners also have the right to remove the general partner for certain acts. These rights could adversely affect us.

We may not be able to find syndication investors for our joint venture with Lehman

We have entered into a partnership agreement and syndication agreement with Lehman in relation to our joint venture that owns 10 properties in Austin, Texas that requires us to syndicate a significant portion of Lehman’s current equity position within a period up to a year post-closing of the acquisition of the Austin, Texas portfolio. On July 5, 2007, 33% of Lehman’s equity in the joint venture was purchased by an unrelated institutional investor. There is a risk that we will be unable to successfully sell Lehman’s remaining equity to investors. The consequences of a failed syndication are that certain fees on any unsold equity such as promote, administration fees and disposition fees could be reduced or eliminated for us, and Lehman will retain control rights with respect to major decisions of the joint venture.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of June 30, 2007, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 34.8% of the rentable square feet of space, representing 62.4% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 18.5% of the total annualized rent generated by all of our consolidated and unconsolidated properties as of June 30, 2007. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 31.7% of total consolidated revenue for the year ended December 31, 2006. Our existing lease with Conrail expires in two stages in 2008 and 2009. Conrail has subleased substantially all of its space under lease, and we have entered into direct lease agreements with many of these sublease tenants. However, these new leases are at lower rental rates, and we expect to experience a substantial decline in rental revenues from Two Commerce Square when the existing lease with Conrail expires.

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

As of June 30, 2007, our total consolidated indebtedness is approximately $352.9 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $2.1 billion as of June 30, 2007. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property.

Additionally, the Operating Partnership has guaranteed the loans on our Four Points Centre property up to a maximum amount of $5.4 million and $42.7 million. Furthermore, a subsidiary of the Operating Partnership pledged its preferred equity interest in Murano to a lender in the amount of $17,434,000. The Operating Partnership has guaranteed this loan. Mr. Thomas guarantees approximately $7.5 million of the mezzanine loans for Two Commerce Square, and we have accordingly agreed to indemnify Mr. Thomas in the event his guarantees are called upon. We may incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of June 30, 2007, $64.2 million of our consolidated debt and $1.0 billion of our unconsolidated debt was at variable interest rates. As of June 30, 2007, interest rate caps have been purchased for all of the floating rate loans.

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

•	adverse weather that damages the project or causes delays;

•	changes to the plans or specifications;

•	shortages of materials and skilled labor;

•	increases in material and labor costs;

•	shortages of qualified employees;

•	fire, flooding and other natural disasters.

If we are not successful in our property development initiatives, including our Murano, Four Points Centre, Campus El Segundo and City West Place projects, this could adversely impact our revenue and profitability, causing a significant downturn in our business, including our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations. Further, our Murano project is the development of a high-rise residential condominium building. Historically, our development and property management activities have centered on office properties. In developing and managing a residential project, we may encounter unfamiliar problems that adversely impact our ability to complete the project on a timely basis and derive sustainable revenues from the property.

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

As of June 30, 2007, leases representing 5.3% and 8.9% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in the remainder of 2007 and 2008, respectively. Further, an additional 13.7% of the square feet of these properties was available for lease on that date. Rental rates above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability, could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $2.8 million in 2008 as compared to 2007, $2.5 million in 2009 as compared to 2008, and $1.7 million in 2010 as compared to 2009.

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

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage. Any issuance of equity by our company will cause dilution to our existing stockholders, and could have a negative impact on our stock price for the short term. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $352.9 million of consolidated debt and $2.1 billion of unconsolidated debt as of June 30, 2007;

•	our current cash flow from operating activities, which was $17.5 million for the six months ended June 30, 2007;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

We are aware of potentially environmentally hazardous or toxic materials at two of our properties in which we hold an ownership interest. At our 2100 JFK Boulevard property, we engaged in remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the former tenant’s agent. We undertook remedial procedures for the gasoline spill and other contaminants, including removing contaminated soil. As of December 31, 2006, all soil remediation work has been completed. Our lease required the tenant (or its successor in interest) to indemnify us against all costs and expenses of every kind relating directly or indirectly to the tenant’s use and occupancy of the premises. We initiated litigation against the former tenant to enforce its obligation to us under the indemnity provisions of the lease. On April 10, 2007, the lawsuit was settled in our favor for $1,750,000. With respect to asbestos materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structure. We continue to remove or abate asbestos materials from various areas of the building structure and as of June 30, 2007, have accrued $3.0 million for such estimated future costs.

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

Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs. Further, the availability of insurance for acts of terrorism may be limited or may cost more. The three operating properties in which we own interests located in Philadelphia, Pennsylvania — One Commerce Square, Two Commerce Square and 2121 Market Street — are located within a three city block area. Together, these three properties represented approximately 31.6% of the annualized rent for properties in which we hold an ownership interest as of June 30, 2007. Our Murano residential high-rise project which is currently under construction is also located within the same three city block area. Because these properties are located closely together, a catastrophic event in this area could materially damage, destroy or impair the use by tenants of all of these properties. To the extent that our tenants and prospective buyers of condominium units are impacted by future attacks, their ability to continue to honor obligations under their existing leases and purchase contracts with us could be adversely affected, including being unable to make timely rental payments and defaulting under existing leases and purchase contracts. Additionally, some tenants have termination rights in respect of certain casualties. Under the terms of our financing documents, we may be required to apply casualty proceeds to repay loans and may not be able to rebuild or restore the property unless we are able to obtain alternate financing. If we are entitled to receive casualty proceeds, we may not be able to rebuild or restore the property, and we may be forced to recognize taxable gain on the affected property. Failure to reinvest casualty proceeds in the affected property or properties could also result in obligations under our tax indemnification agreement with Mr. Thomas.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 31.3% of annualized rent for properties in which we hold an ownership interest as of June 30, 2007. This indemnification period will expire in October 2008, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in each of One Commerce Square and Two Commerce Square to us prior to October 13, 2008 for not more than $4 million in the aggregate, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

As of June 30, 2007, Mr. Thomas owns or controls a very significant interest in our operating partnership consisting of 14,496,666 units, or a 40% interest including outstanding shares of common stock and units (including incentive units held by senior executive officers) as of such date. Mr. Thomas also owns 206,667 shares of restricted stock. In addition, our senior executive officers collectively hold an interest in Operating Partnership units and incentive units aggregating a 40% interest in our company including outstanding shares of common stock and units, vested and unvested.

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 37% of our outstanding voting stock as of June 30, 2007. Although not entitled to dividends or other distributions, these limited voting shares are entitled to one vote per share in the election of directors, the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our company’s 2007 annual meeting of its stockholders held on May 30, 2007 in Los Angeles, California, our stockholders elected James A. Thomas (26,669,347 votes for and 272,458 votes against), R. Bruce Andrews (26,064,352 votes for and 877,453 votes against), Edward D. Fox (26,050,552 votes for and 891,253 votes against), Winston H. Hickox (26,788,505 votes for and 153,300 votes against), John L. Goolsby (26,788,505 votes for and 153,300 votes against), Randall L. Scott (26,536,747 votes for and 405,058 votes against), and John R. Sischo (26,536,747 votes for and 405,058 votes against), as directors of our company each to serve a one-year term expiring following our annual meeting in 2008. Stockholders also ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2007 (12,391,313 votes for and 53,826 votes against). In addition, stockholders approved the amendments of the Company’s 2004 Equity Incentive Plan (12,391,313 votes for and 53,826 votes against).

ITEM 6. EXHIBITS

(a)	Exhibits

10.35	Second Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 9, 2007

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer