Form 10-Q
period 2008-03-31
THOMAS PROPERTIES GROUP INC
filed 2008-05-12
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-accelerated Filer  ☐

(Do not check if small reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Stock, $.01 par value per share	23,847,936

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Land and improvements	$35,939	$35,499
Land and improvements - development property	91,709	85,253
Construction in progress	167,787	135,396
Buildings and improvements	260,893	259,031
Tenant improvements	57,203	59,804

	613,531	574,983
Less accumulated depreciation	(110,983)	(111,619)

	502,548	463,364
Investments in unconsolidated real estate entities	45,409	49,199
Cash and cash equivalents	107,380	126,647
Restricted cash	23,226	26,251
Rents and other receivables, net	2,713	2,352
Receivables—unconsolidated real estate entities	6,440	6,640
Deferred rents	12,931	14,696
Deferred leasing and loan costs, net	15,479	13,051
Other assets, net	23,400	18,692

Total assets	$739,526	$720,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$256,918	$257,278
Other secured loans	159,112	134,829
Unsecured loan	3,900	3,900
Accounts payable and other liabilities, net	72,298	74,733
Dividends and distributions payable	2,364	2,354
Due to affiliate	—	2,000
Prepaid rent	3,680	3,402

Total liabilities	498,272	478,496

Minority interests:
Unitholders in the Operating Partnership	93,852	95,245
Minority interests in consolidated real estate entities	4,540	4,581

Total minority interests	98,392	99,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 23,847,936 and 23,747,936 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	238	237
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 14,496,666 shares issued and outstanding as of March 31, 2008 and December 31, 2007	145	145
Additional paid-in capital	159,371	157,799
Retained deficit and dividends including $232 and $201 of other comprehensive loss as of March 31, 2008 and December 31, 2007, respectively.	(16,892)	(15,611)

Total stockholders’ equity	142,862	142,570

Total liabilities and stockholders’ equity	$739,526	$720,892

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental	$7,833	$8,162
Tenant reimbursements	6,855	6,585
Parking and other	960	993
Investment advisory, management, leasing, and development services	2,065	2,203
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	5,918	4,358

Total revenues	23,631	22,301

Expenses:
Rental property operating and maintenance	6,008	5,739
Real estate taxes	1,600	1,475
Investment advisory, management, leasing, and development services	5,183	3,474
Rent—unconsolidated real estate entities	65	60
Interest	4,077	4,261
Depreciation and amortization	2,771	3,059
General and administrative	4,097	3,976

Total expenses	23,801	22,044

Gain on sale of real estate	2,519	969
Interest income	1,063	839
Equity in net loss of unconsolidated real estate entities	(2,565)	(3,169)
Minority interests – unitholders in the Operating Partnership	(347)	593
Minority interests in consolidated real estate entities	41	25

Income (loss) before (provision) benefit for income taxes	541	(486)
(Provision) benefit for income taxes	(322)	231

Net income (loss)	$219	$(255)

Income (loss) per share – basic	$0.01	$(0.02)
Income (loss) per share – diluted	$0.01	$(0.02)
Weighted average common shares outstanding - basic	23,658,963	14,373,318
Weighted average common shares outstanding - diluted	23,658,963	14,373,318

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$219	$(255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate	(2,519)	(969)
Equity in net loss of unconsolidated real estate entities	2,565	3,169
Deferred rent	1,765	1,481
Depreciation and amortization expense	2,771	3,060
Amortization of loan costs	81	82
Amortization of above and below market leases, net	(10)	(2)
Vesting of incentive units, stock options and restricted stock	747	709
Minority interests	306	(618)
Distributions from operations of unconsolidated real estate entities	86	1,462
Changes in assets and liabilities:
Rent and other receivables	(361)	(307)
Receivables—unconsolidated real estate entities	200	435
Deferred leasing costs	(333)	735
Other assets	(4,915)	(13,013)
Deferred interest payable	44	44
Accounts payable and other liabilities	(7,686)	8,539
Due to affiliate	(2,000)	—
Prepaid rent	500	204
Deferred tax liability	—	(2,392)

Net cash provided by (used in) operating activities	(8,540)	2,364

Cash flows from investing activities:
Expenditures for improvements to real estate	(36,361)	(16,271)
Return of capital from unconsolidated real estate entities	1,084	212
Contributions to unconsolidated real estate entities	—	(373)
Change in restricted cash	3,025	2,659

Net cash used in investing activities	(32,252)	(13,773)

Cash flows from financing activities:
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(2,354)	(1,916)
Proceeds from mortgage and other secured loans	30,622	5,035
Principal payments of mortgage and other secured loans	(6,743)	(2,455)
Proceeds from exercise of stock options	—	102

Net cash provided by financing activities	21,525	766

Net decrease in cash and cash equivalents	(19,267)	(10,643)
Cash and cash equivalents at beginning of period	126,647	64,343

Cash and cash equivalents at end of period	$107,380	$53,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,663	$5,799
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common stockholders and distributions to limited partners of the operating partnership	$10	$18
Accrual for real estate improvements	5,033	4,040
Minority interest reclass	1,016	930

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

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of March 31, 2008, we held a 61.0% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of March 31, 2008, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:

One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)

Two Commerce Square	High-rise office	PCBD

Murano	Construction in progress; Residential condominiums	PCBD

2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD

Four Points Centre	Construction in progress and undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas

Campus El Segundo	Site infrastructure in progress and undeveloped land; Office/Retail/ Research and Development/Hotel	El Segundo, California

Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California

Property	Type	Location
Unconsolidated properties:
2121 Market Street	Residential and Retail	PCBD
TPG/CalSTRS, LLC:
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park 22 I-III	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

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

The interests in One Commerce Square (beginning June 1, 2004 through December 30, 2007), and Two Commerce Square (beginning October 13, 2004), not owned by us are reflected as minority interest. On December 31, 2007, we exercised our option to purchase the remaining 11% interest in One Commerce Square for $2.0 million, resulting in our 100% ownership of One Commerce Square. For the period from October 13, 2004 through March 31, 2008, no losses of Two Commerce Square have been allocated to Mr. Thomas, as no further contributions are required from Mr. Thomas. The unrecognized minority interest in the deficit of Two Commerce Square is $847,000 at March 31, 2008 and December 31, 2007, respectively. Future income allocable to Mr. Thomas will be reduced by such unrecognized losses.

We have a $20,510,000 preferred equity interest in Murano. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano.

Earnings (loss) per share

The computation of basic earnings (loss) per share is based on net earnings (loss) and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted earnings (loss) per share includes the assumed exercise of outstanding stock options and the effect of the vesting of restricted stock that have been granted, all calculated using the treasury stock method.

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress will be transferred to land and improvements and buildings and improvements. Included in land held for development and construction in progress is capitalized interest of $20.4 and $16.3 million as of March 31, 2008 and December 31, 2007, respectively.

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

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Currently, we use interest rate caps to manage interest rate risk resulting from variable interest payments on our floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Assets
Interest rate contracts	$—	$5	—	$5
Liabilities
Interest rate contracts	$—	$3,939		$3,939

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us means 2008. We did not elect the fair value measurement option for any financial assets or liabilities during the first quarter of 2008, but are still evaluating whether we will elect this option for any financial assets or liabilities in the near future.

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, SFAS No. 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. SFAS No. 160 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to noncontrolling interests will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders. We are evaluating SFAS 160 and have not yet determined the impact the adoption will have on our financial position or results of operations.

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

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include the entities that own 2121 Market Street, Harris Building Associates, and TPG/CalSTRS. TPG/CalSTRS owns the following properties:

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

Research Park Plaza I & II (purchased June 2007)

Park 22 I-III (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of March 31, 2008:

2121 Market Street	50.0%
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(1)
All other properties, excluding Austin Portfolio Properties	25.0%
Austin Portfolio Properties	6.3%

(1)	During 2005, the accumulated losses and distributions for the minority owner equaled their contribution amount. As such, net income/loss is allocated to the Operating Partnership and CalSTRS.

Investments in unconsolidated real estate entities as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
TPG/CalSTRS, LLC:
City National Plaza	$(10,524)	$(9,168)
Reflections I	1,440	1,402
Reflections II	1,631	1,609
Four Falls Corporate Center	837	1,069
Oak Hill Plaza / Walnut Hill Plaza	577	700
San Felipe Plaza	3,888	4,450
2500 City West	1,915	1,962
Brookhollow Central I, II and III / Intercontinental Center	1,677	1,934
CityWestPlace	21,454	21,280
Centerpointe I, II	6,344	6,526
Fair Oaks Plaza	2,882	2,957
TPG/CalSTRS	47	42
Austin Portfolio Investor	(831)	(472)
Frost Bank Tower	2,928	3,057
300 West 6th Street	2,493	2,611
San Jacinto Center	2,009	2,059
One Congress Plaza	2,481	2,587
One American Center	2,291	2,411
Stonebridge Plaza II	724	762
Park 22 I-III	666	671
Research Park Plaza I & II	960	1,002
Westech 360 I-IV	513	540
Great Hills Plaza	377	397
2121 Market Street and Harris Building Associates	(1,370)	(1,189)

	$45,409	$49,199

The following is a summary of the investments in unconsolidated real estate entities for the three months ended March, 31, 2008:

Investment balance December, 31, 2007	$49,199
Contributions	—
Other comprehensive income/(loss)	(52)
Equity in net loss of unconsolidated real estate entities	(2,565)
Distributions	(1,173)

Investment balance, March, 31, 2008	$45,409

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

The total capital commitment to the joint venture was $348.3 million as of December 31, 2007, of which approximately $3.25 million and $1.15 million was unfunded by CalSTRS and us, respectively. On February 1, 2008, we revised our agreement with CalSTRS providing for $25 million in additional capital commitments, $18.75 million and $6.25 million from CalSTRS and us, respectively. As of March 31, 2008, there were unfunded capital commitments of approximately $22.0 million and $7.4 million by CalSTRS and us, respectively.

A buy-sell provision may be exercised by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to either elect to buy the initiating party’s interest, or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. In addition, the minority owner of City National Plaza has the option to require the joint venture to purchase its interests for an amount equal to what would be payable to it upon liquidation of the asset at fair market value.

Summarized Balance Sheets

	March, 31, 2008	December 31, 2007
ASSETS
Investments in real estate, net	$2,325,687	$2,326,679
Land held for sale	3,602	3,418
Assets associated with discontinued operations	22	28
Receivables including deferred rent	64,566	62,954
Other assets	312,124	330,537

Total assets	$2,706,001	$2,723,616

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$2,199,594	$2,162,556
Other liabilities	178,940	208,977
Liabilities associated with discontinued operations	25	23

Total liabilities	2,378,559	2,371,556

Owners’ equity:
Thomas Properties, including $324 and $272 of other comprehensive loss as of March, 31, 2008 and December 31, 2007, respectively	50,599	54,041
Other owners, including $4,279 and $2,612 of other comprehensive loss as of March, 31, 2008 and December 31, 2007, respectively	276,843	298,019

Total owners’ equity	327,442	352,060

Total liabilities and owners’ equity	$2,706,001	$2,723,616

Summarized Statements of Operations

	Three months ended March 31,
	2008	2007
Revenues	$79,660	$45,279

Expenses:
Operating and other expenses	39,852	26,030
Interest expense	32,580	18,909
Depreciation and amortization	31,653	15,210

Total expenses	104,085	60,149

Loss from continuing operations	(24,425)	(14,870)
Minority interest	—	(26)
Loss from discontinued operations	(8)	(204)

Net loss	$(24,433)	$(15,100)

Thomas Properties’ share of net loss	$(2,565)	$(3,169)

Included in the preceding summarized balance sheets as of March, 31, 2008 and December 31, 2007, are the following balance sheets of TPG/CalSTRS, LLC:

	March, 31, 2008	December 31, 2007
ASSETS
Investments in real estate, net	$1,200,320	$1,194,028
Land held for sale	3,602	3,418
Assets associated with discontinued operations	22	28
Receivables including deferred rent	59,057	55,582
Investments in unconsolidated real estate entities	57,724	61,662

	March, 31, 2008	December 31, 2007
Other assets	185,654	174,383

Total assets	$1,506,379	$1,489,101

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,273,046	$1,235,932
Other liabilities	76,914	83,914
Liabilities associated with discontinued operations	25	23

Total liabilities	1,349,985	1,319,869

Members’ equity:
Thomas Properties, including $324 and $272 of other comprehensive loss as of March, 31, 2008 and December 31, 2007, respectively	50,661	54,250
CalSTRS, including $1,274 and $1,171 of other comprehensive loss as of March, 31, 2008 and December 31, 2007, respectively	105,733	114,982

Total members’ equity	156,394	169,232

Total liabilities and members’ equity	$1,506,379	$1,489,101

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended March, 31, 2008 and 2007:

	Three months ended March, 31, 2008
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$937	$49,959	$28,764	$—	$79,660

Expenses:
Operating and other	343	26,654	12,855	—	39,852
Interest	292	17,052	15,236	—	32,580
Depreciation and amortization	651	15,510	15,492	—	31,653

Total expenses	1,286	59,216	43,583	—	104,085

Income (loss) from continuing operations	(349)	(9,257)	(14,819)	—	(24,425)
Discontinued operations	—	(8)	—	—	(8)
Equity in net loss of unconsolidated real estate entities	—	(3,418)	—	3,418	—

Net loss	$(349)	$(12,683)	$(14,819)	$3,418	$(24,433)

Thomas Properties’ share of net loss	$(175)	$(2,287)	$(926)	$—	$(3,388)

Intercompany eliminations					823

Equity in net loss of unconsolidated real estate entities					$(2,565)

	Three months ended March, 31, 2007
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Revenues	$1,398	$43,881	$45,279

Expenses:
Operating and other	899	25,131	26,030
Interest	293	18,616	18,909
Depreciation and amortization	240	14,970	15,210

Total expenses	1,432	58,717	60,149

Income (loss) from continuing operations	(34)	(14,836)	(14,870)
Minority interest	(26)	—	(26)
Discontinued operations	—	(204)	(204)

	Three months ended March, 31, 2007
	2121 Market Street and Harris Building Associates	TPG/CalSTRS, LLC	Total
Net loss	$(60)	$(15,040)	$(15,100)

Thomas Properties’ share of net loss	$(30)	$(3,760)	$(3,790)

Intercompany eliminations			621

Equity in net loss of unconsolidated real estate entities			$(3,169)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of March, 31, 2008 and December 31, 2007:

	March, 31, 2008	December 31, 2007
Our share of owners’ equity recorded by unconsolidated real estate entities	$50,599	$54,041
Intercompany eliminations and other adjustments	(5,190)	(4,842)

Investments in unconsolidated real estate entities	$45,409	$49,199

4. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of March 31, 2008 is as follows:

Secured debt	Interest Rate	Outstanding Debt (in thousands)	Maturity date
One Commerce Square mortgage loan (1)	5.67%	$130,000	1/6/2016
Two Commerce Square:
Mortgage Loan (2)	6.30	109,659	5/9/2013
Senior mezzanine loan (3) (4)	18.76	33,729	1/9/2010
Junior mezzanine loan (3) (5)	15.00	4,329	1/9/2010
Campus El Segundo mortgage loan (6)	Prime Rate or LIBOR + 2.25	17,259	10/10/2008
Four Points Centre Construction Loan (7)	Prime Rate or LIBOR + 1.50	15,766	6/11/2010
Murano construction loan (8)	7.00 or LIBOR + 3.25	99,072	7/31/2009
Loan secured by our preferred equity interest in Murano (9)	LIBOR + 4.00	6,216	7/7/2008

Total mortgage loans and other secured loans		$416,030

(1)	The mortgage loan is subject to interest only payments for the first five years, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7.5 million. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of March 31, 2008 was 18.8% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to a prepayment penalty in the amount of the greater of 3% of the principal amount or a yield maintenance premium. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)	The weighted average interest rate as of March 31, 2008 was 6.5% per annum. The loan has two one-year extension options at our election.

(7)	The interest rate as of March 31, 2008 was 5.55% per annum. The loan has two one-year extension options at our election subject to certain conditions. The first extension option and the second extension option are subject to achievement of 75% and 90% occupancy levels, respectively, and certain other conditions.

(8)	We may borrow an additional $43.4 million under this construction loan. This loan has two six-month extension options. The first extension option is conditional on the closing of 100 residential units. The interest rate for this loan as of March 31, 2008 was 7.95%.

(9)	A subsidiary of our Operating Partnership pledged its preferred equity interest in Murano to a lender for $17,434,000. The loan requires monthly payments of $1.6 million. The loan will be fully amortized by the maturity date. The Operating Partnership has guaranteed this loan.

The loan agreement for Two Commerce Square requires that all receipts collected from this property be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at March 31, 2008 and December 31, 2007 is $7,678,000 and $3,263,000, respectively, which has been deposited in the lockbox account.

As of March 31, 2008, principal payments due for the secured and unsecured outstanding debt are as follows:

2008	$25,875
2009	103,472
2010	52,971
2011	1,971
2012	2,160
Thereafter	233,481

$419,930

5. Unsecured Loan

In October 2005, we purchased the entire interest of our unaffiliated minority partner in TPG-El Segundo Partners, LLC, $3,900,000 of which was financed with an unsecured loan from the former minority partner. The loan bears interest at 5% per annum. Principal and interest is payable at maturity on October 12, 2009.

6. Earnings (Loss) per Share and Dividends Declared

The following is a summary of the components used in calculating basic and diluted earnings (loss) per share for the three months ended March, 31, 2008 and 2007 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2008	2007
Earnings (loss) available to common shares	$219	$(255)

Weighted average common shares outstanding — basic	23,658,963	14,373,318
Potentially dilutive common shares (1)
Stock options	—	—
Unvested restricted stock	—	—
Unvested incentive units	—	—

Adjusted weighted average common shares outstanding — diluted	23,658,963	14,373,318

Earnings (loss) per share – basic	$0.01	$(0.02)

Earnings (loss) per share – diluted	$0.01	$(0.02)

Dividends declared per share	$0.06	$0.06

(1)	For the three months ended March 31, 2008, and 2007, the potentially dilutive shares were not included in the income (loss) per share calculation as their effect is antidilutive.

7. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis. We have issued 1,193,336 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 23,847,936 shares of common stock, and 14,496,666 Units outstanding as of March, 31, 2008, and 1,148,336 incentive units outstanding which were issued under our Incentive Plan, defined below.

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”) effective upon the closing of our initial public offering. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 2,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant.

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas:

	Shares	Aggregate Value
Issued in October 2004	46,667	$560
Issued in February 2006	60,000	740
Issued in March 2007	100,000	1,580
Issued in March 2008	100,000	855

Issued from Inception to March 31, 2008	306,667	3,735

Vesting for the 60,000, 100,000 and 100,000 shares commenced as of February 22, 2006, March 7, 2007 and March 19, 2008 respectively. The restricted shares will vest in full on the third anniversary of the vesting commencement date, provided that vesting could occur on the second anniversary of the vesting commencement date if certain performance goals are met. Mr. Thomas has full voting rights and will receive any dividends paid. The October 2004 grant of 46,667 shares has fully vested.

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value
Issued in October 2004	10,000	$120
Issued in 2005	4,984	60
Issued in 2006	6,419	83
Issued in 2007	3,564	60

Issued from Inception to March 31, 2008	24,967	$323

Vesting for the 10,000, 4,984, 6,419 and 3,564 shares commenced as of October 13, 2004, June 15, 2005, May 24, 2006 and May 30, 2007 respectively. The 10,000 and 4,984 shares vested following the 2006 Annual Meeting of Stockholders on May 24, 2006. Of the 6,419 shares, 3,501 shares vested following the 2007 Annual Meeting of Stockholders on May 31, 2007 and 2,918 will vest subject to the continued service of one of the directors following the 2008 Annual Meeting of Stockholders. The 3,564 shares granted will vest subject to the continued service of the directors following the 2008 Annual Meeting of Stockholders. The holders of these shares have full voting rights and will receive any dividends paid.

As of March 31, 2008, there was $2,094,000 of total unrecognized compensation cost related to the nonvested restricted stock under both the Incentive Plan and Non-Employees Directors Plan. The cost is expected to be recognized over a weighted average period of 2.2 years. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2008 was $8.55.

We recorded compensation expense totaling $223,000 and $158,000 for the vesting of the restricted stock grants for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $96,000 and $64,000 for the three months ended March 31, 2008 and 2007, respectively.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, which fully vested on October 13, 2007. On February 2006 we issued 120,000 incentive units to certain executives, these units vest on the third anniversary of the grant date. In March 2007 we issued an additional 183,336 incentive units to certain executives, these units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In March 2008 we issued an additional 160,000 incentive units to certain executives, these units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant.

For the three months ended March 31, 2008 and 2007, we recorded compensation expense of $482,000 and $501,000, respectively, relating to the incentive units. As of March 31, 2008, there was $2,745,000 of unrecognized compensation cost related to incentive units. The weighted-average grant date fair value of incentive units granted in March 2008 was $8.10.

Stock options

Under our Incentive Plan, we have 670,609 stock options outstanding as of March 31, 2008. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2008 and 2007:

	2008	2007
Expected dividend yield	2.9%	2.0%
Expected life of option	5 to 8 years	2 to 4 years
Risk-free interest rate	3.2%	4.40%
Expected stock price volatility	11%	15%

The following is a summary of stock option activity under our Incentive Plan as of March 31, 2008 and for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	501,197	$13.44
Granted	169,412	10.45
Forfeitures	—	—
Exercised	—	—

Outstanding at March 31, 2008	670,609	$12.78	7.5	$—

Options exercisable at March 31, 2008	339,658	$12.72	7.6	$—

As of March 31, 2008, there was $289,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.6 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $0.93. There were no options exercised during the three months ended March 31, 2008.

We recorded compensation expense totaling $42,000 and $49,000 related to the stock options for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the statements of operations related to this compensation expense was $18,000 and $20,000 for the three months ended March 31, 2008 and 2007, respectively.

8. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of March 31, 2008, we held a 61.0% capital interest in the Operating Partnership. For the three months ended March 31, 2008, we were allocated a blended rate of 60.9% of the income and losses from the Operating Partnership.

Our effective tax rate is 59.57% for the three months ended March 31, 2008. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to the amortization of the incentive units granted to certain executives and the interest expense recorded during the quarter related to the Company’s unrecognized tax benefits.

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

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2008, we recorded $149,000 ($97,000, net of federal benefit), of interest related to unrecognized tax benefits as a component of income tax expense.

For the three months ended March 31, 2008, the Company has recorded $877,000 of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

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

Our estimates of the fair value of financial instruments at March 31, 2008 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of March 31, 2008, the fair value of our mortgage and other secured loans and unsecured loan aggregates $431.8 million, compared to the aggregate carrying value of $419.9 million.

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

When you read the financial statements and the information included in this report, you should be aware that our operations are significantly affected by both macro and micro economic forces. Our operations are directly affected by actual and perceived trends in various national and regional economic conditions that affect national and regional markets for commercial real estate services, including interest rates, the availability of credit to finance commercial real estate transactions, and the impact of tax laws affecting real estate. Periods of economic slowdown or recession, rising interest rates, tightening of the credit markets, declining demand for or increased supply of real estate, or the public perception that any of these events may occur can adversely affect our business. These conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and brokerage commissions derived from leases. In addition, these conditions could lead to a decline in property values as well as a decline in funds invested in commercial real estate and related assets, which in turn may reduce revenues from investment advisory, property management, leasing and development fees.

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 61.0% and have control over the major decisions of the Operating Partnership.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting:

2121 Market Street

City National Plaza (as of January 2003, the date of acquisition)

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

Research Park Plaza I & II (purchased June 2007)

Park 22 I-III (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007

Rental revenues. Rental revenue remained consistent at approximately $8 million for each of the three month periods ended March 31, 2008 and 2007.

Tenant reimbursements. Tenant reimbursements remained consistent at approximately $7 million for each of the three month periods ended March 31, 2008 and 2007.

Parking and other revenues. Parking and other revenues remained consistent at $1 million for each of the three month periods ended March 31, 2008 and 2007.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services remained consistent at approximately $2 million for each of the three month periods ended March 31, 2008 and 2007.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $1.5 million, or 34.1%, to $5.9 million for the three months ended March 31, 2008 compared to $4.4 million for the three months ended March 31, 2007. This increase was primarily a result of an increase in fee income of $2.2 million related to the Austin Portfolio Properties acquired in June 2007. The increase was partially offset by a decrease in acquisition fees of $624,000 related to the property investment in Fairfax, Virginia acquired in January 2007 by our joint venture with CalSTRS.

Rental property operating and maintenance expense. Rental property operating and maintenance remained consistent at approximately $6 million for each of the three month periods ended March 31, 2008 and 2007.

Real estate taxes. Real estate taxes remained consistent for each of the three month periods ended March 31, 2008 and 2007.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $1.7 million, or 49%, to $5.2 million for the three months ended March 31, 2008 compared to $3.5 million for the three months ended March 31, 2007, primarily as a result of an increase in salaries and employment related costs related to the Austin Portfolio Properties acquired in June 2007.

Rent – unconsolidated entities. Rent – unconsolidated entities remained consistent for each of the three month periods ended March 31, 2008 and 2007.

Interest expense. Interest expense remained consistent at approximately $4 million for each of the three month periods ended March 31, 2008 and 2007.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent at approximately $3 million for each of the three month periods ended March 31, 2008 and 2007.

General and administrative. General and administrative expense remained consistent at approximately $4 million for each of the three month periods ended March 31, 2008 and 2007.

Gain on sale of real estate. Gain on sale of real estate was $2.5 million for the three months ended March 31, 2008 due to the recognition of deferred gain on infrastructure costs incurred related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006. The parcel was sold for $24.6 million resulting in a total gain of $18.4 million. We are obligated to fund certain infrastructure improvements of approximately $2.7 million with respect to the development of the sold parcel; therefore we recorded a deferred gain of $8.1 million. The remaining deferred gain as of March 31, 2008 was $833,000, which will be recognized as we complete infrastructure improvements on a percentage of completion basis.

Interest income. Interest income remained consistent at approximately $1 million for each of the three month periods ended March 31, 2008 and 2007.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Revenue	$79,660	$45,279
Operating and other expenses	(39,852)	(26,030)
Interest expense	(32,580)	(18,909)
Depreciation and amortization	(31,653)	(15,210)
Minority interest	—	(26)
Loss from discontinued operations	(8)	(204)

Net loss	$(24,433)	$(15,100)

	2008	2007
Thomas Properties’ share of net loss	$(3,388)	$(3,790)
Intercompany eliminations	823	621

Equity in net loss of unconsolidated real estate entities	$(2,565)	$(3,169)

Aggregate revenue, operating and other expenses, interest expense and depreciation and amortization for unconsolidated real estate entities for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 increased primarily due to the acquisition of the Austin Portfolio Properties in June 2007.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of March 31, 2008, we have unrestricted cash and cash equivalents of $107.4 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of March 31, 2008, we have an unfunded capital commitment to our joint venture with CalSTRS of $7.4 million and to the green fund, an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million. Our requirement to fund all or a portion of these commitments is subject to our identifying properties to acquire that are mutually acceptable to us, CalSTRS and other institutional investors.

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

Development and Redevelopment Projects

We currently own interests in four development projects and our joint venture with CalSTRS includes six redevelopment properties and two development sites. The construction of Murano, a 302-unit high-rise residential condominium project, commenced in the second quarter of 2006. We expect that approximately 50% of the condominium units will be completed in the second quarter of 2008 and the remaining units are expected to be completed in the third quarter of 2008. We commenced construction of two buildings totaling approximately 192,000 square feet at Four Points Centre in the second quarter of 2007. We expect construction to be substantially complete in the third quarter of 2008. We are presently entitling approximately 14.4 acres in Los Angeles, California, for office, production facility, residential and retail uses. The project, called Metro Studio@Lankershim, will include approximately 1.5 million square feet. Upon completion of entitlements, we expect to enter into a long-term ground lease with the Los Angeles Metropolitan Transportation Authority, which owns the land. Also, we have been engaged by NBC/Universal to entitle 124 acres located adjacent to Universal City in Los Angeles for the development of a residential and retail town center. We anticipate completing the development of these projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

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

Contractual Obligations

A summary of our contractual obligations at March 31, 2008 is as follows (in thousands):

	Payments Due by Period
	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Regularly scheduled principal payments	$2,400	$500	$492	$1,971	$2,160	$5,826	$13,349
Balloon principal payments due at maturity	23,475	102,972	52,479	—	—	227,655	406,581
Interest payments—fixed rate debt	15,928	21,786	14,918	14,290	14,205	24,806	105,933
Interest payments—variable rate debt (1)	—	—	—	—	—	—	—
Capital commitments (2)	15,382	19,130	17,524	8,333	—	—	60,369
Operating lease (3)	95	53	—	—	—	—	148
FIN 48 obligations, including interest and penalties (4)	—	—	—	—	—	—	—

Total	$57,280	$144,441	$85,413	$24,594	$16,365	$258,287	$586,380

(1)	As of March 31, 2008, 67.1% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 32.9% of our debt consists of variable debt that bears interest at variable rates based on the prime rate or LIBOR plus a spread that ranges from 1.5% to 4.0%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what prime and LIBOR rates will be in the future. As of March 31, 2008, the one-month LIBOR was 2.70% and the prime rate was 5.25%

(2)	Capital commitments of our company and consolidated subsidiaries include approximately $2.5 million of tenant improvement allowances and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square and building improvements of $0.2 million for One Commerce Square. As part of the sale of two parcels at El Segundo in 2006, we were obligated to fund $3 million in infrastructure improvements. We expect that the remaining obligation of approximately $0.3 million will be incurred in 2009. We have an unfunded capital commitment of $7.4 million to TPG/CalSTRS, which we estimate we will fund $5.2 million in 2008 and $2.2 million in 2009. Additionally, we have an unfunded capital commitment of $50.0 million to the green fund, an investment fund formed by us, CalSTRS and other institutional investors which we estimate we will fund $8.3 million, $16.7 million, $16.7 million, and $8.3 million in 2008, 2009, 2010, and 2011, respectively, subject to the identification and approval of projects. These cash requirements could be reduced by contributions to the green fund by us of assets in which we have an interest.

(3)	Represents the future minimum lease payments on our long-term operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options.

(4)	The FIN 48 obligations in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment for these obligations. As of March 31, 2008, $16.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if and when such amounts may be settled. We have recorded $877,000 of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of March 31, 2008, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties as of March 31, 2008 (in thousands). We have not guaranteed any of the debt.

	Interest Rate				Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan	LIBOR	+	1.07	% (2)(3)	$355,300	7/14/2008
Senior mezzanine loan-Note A (4)	LIBOR	+	2.59	% (2)(3)	48,938	7/14/2008
Senior mezzanine loan-Note B	LIBOR	+	1.90	% (2)(3)	24,000	7/14/2008
Senior mezzanine loan-Note C	LIBOR	+	2.25	% (2)(3)	24,000	7/14/2008
Senior mezzanine loan-Note D	LIBOR	+	2.50	% (2)(3)	24,000	7/14/2008
Senior mezzanine loan-Note E	LIBOR	+	3.05	% (2)(3)	22,700	7/14/2008
Junior mezzanine loan (5)	LIBOR	+	5.00	% (2)(3)	41,947	7/14/2008
CityWestPlace
Fixed			6.16%		121,000	7/6/2016
Floating	LIBOR	+	1.25	% (2)(6)	82,400	7/1/2008
Floating	LIBOR	+	1.25	% (6)	8,169	7/1/2008
San Felipe Plaza
Mortgage loan-Note A			5.28%		101,500	8/11/2010
Mortgage loan-Note B (7)	LIBOR	+	3.00%		12,624	8/11/2010
2500 City West
Mortgage loan-Note A			5.28%		70,000	8/11/2010
Mortgage loan-Note B (8)	LIBOR	+	3.00%		10,363	8/11/2010
Brookhollow Central I, II and III
Mortgage loan-Note B	LIBOR	+	0.44	% (2)(3)	24,154	8/9/2008
Mortgage loan-Note C	LIBOR	+	4.25	% (2)(3)	21,600	8/9/2008
Mortgage loan-Note D	LIBOR	+	4.86	% (2)(3)	16,746	8/9/2008
Four Falls Corporate Center
Mortgage loan-Note A			5.31%		42,200	3/6/2010
Mortgage loan-Note B (9) (10)	LIBOR	+	3.25	% (2)(11)	9,867	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A			5.31%		35,300	3/6/2010
Mortgage loan-Note B (10) (12)	LIBOR	+	3.25	% (2)(11)	9,152	3/6/2010
2121 Market Street mortgage loan (13)			6.05%		19,048	8/1/2033
Reflections I mortgage loan			5.23%		22,438	4/1/2015
Reflections II mortgage loan			5.22%		9,348	4/1/2015
Centerpointe I & II
Senior mortgage loan	LIBOR	+	.60	% (2)(19)	55,000	1/31/2009
Mezzanine loan (Note A) (14) (15)	LIBOR	+	1.51	% (2)(19)	13,085	1/31/2009
Mezzanine loan (Note B) (14) (16)	LIBOR	+	4.79	% (2)(19)	11,315	1/31/2009
Mezzanine loan (Note C) (14) (17)	LIBOR	+	3.26	% (2)(19)	11,600	1/31/2009
Fair Oaks Plaza (18)			5.52%		44,300	2/9/2017
Austin Portfolio Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%		43,000	6/11/2017
Mortgage loan-Note B			6.05%		58,000	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%		61,300	6/11/2017
Mortgage loan-Note B			6.06%		88,700	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%		57,000	6/11/2017
Mortgage loan-Note B			6.08%		71,000	6/11/2017
One American Center
Mortgage loan-Note A			6.03%		50,900	6/11/2017
Mortgage loan-Note B			6.03%		69,100	6/11/2017
300 West 6th Street			6.01%		127,000	6/11/2017
Research Park Plaza I & II
Senior mortgage loan	LIBOR	+	.55	% (2)(19)	23,560	6/9/2009
Mezzanine loan	LIBOR	+	2.01	% (2)(19)	27,940	6/9/2009
Stonebridge Plaza II
Senior mortgage loan	LIBOR	+	.63	% (2)(19)	19,800	6/9/2009
Mezzanine loan	LIBOR	+	1.76	% (2)(19)	17,700	6/9/2009
Austin Bank Term Loan	LIBOR	+	3.25	% (20)(21)	192,500	6/1/2013
Revolving Credit Facility	LIBOR	+	3.25	% (22)	—	6/1/2012
Subtotal – Austin, TX Portfolio					$907,500

					$2,199,594

The LIBOR rate for the loans above was 2.7% at March 31, 2008.

(1)	The City National Plaza loans collectively have maximum borrowings of $580 million. The senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to .25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to .50% of the loan amount. Under certain circumstances all of the exit fees will be waived. All of the City National Plaza loans have two one-year extension options at our election. We have notified the lender of our intent to exercise the first option.

(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(3)	These loans have two one-year extension options at our election. We have notified the lender of our intent to exercise the first option.

(4)	TPG/CalSTRS may borrow an additional $21.0 million.

(5)	TPG/CalSTRS may borrow an additional $18.0 million.

(6)	These loans have three one-year extension options at our election. We have notified the lender of our intent to exercise the first option.

(7)	TPG/CalSTRS may borrow an additional $3.5 million under this loan.

(8)	TPG/CalSTRS may borrow an additional $5.1 million under this loan.

(9)	TPG/CalSTRS may borrow an additional $3.0 million under this loan.

(10)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(11)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of March 31, 2008, one month LIBOR exceeds 2.25%, per annum.

(12)	TPG/CalSTRS may borrow an additional $4.2 million under this loan.

(13)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

(14)	The loans are subject to exit fees of up to 1.0% through February 9, 2009. The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The effective interest rate on the mezzanine loans as of March 31, 2008 was 6.63% per annum. The weighted average interest rate on all of the loans was 4.29% per annum. All of these loans have three one-year extension options at our election.

(15)	TPG/CalSTRS may borrow an additional $11.9 million under this loan.

(16)	TPG/CalSTRS may borrow an additional $10.3 million under this loan.

(17)	TPG/CalSTRS may borrow an additional $10.6 million under this loan.

(18)	This loan may be defeased in full after three years, or prepaid in full after 9 years and 8 months.

(19)	These loans have three one-year extension options at our election.

(20)	The Austin Portfolio Joint Venture entered into an interest rate collar agreement for 50% of the loan balance, or $96.25 million, in which we bought a cap and sold a floor.

(21)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Properties, a pledge of equity interests in the remaining seven Austin Portfolio Properties and guarantees of certain other Austin Portfolio Properties.

(22)	The Austin Portfolio Joint Venture has obtained a $100 million secured revolving credit commitment to fund future capital requirements, bearing interest at LIBOR plus 3.25%. The margin above LIBOR on this facility is subject to adjustment under certain circumstances. As of March 31, 2008, this revolving credit facility was undrawn.

Cash Flows

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007

Cash and cash equivalents were $107.4 million as of March 31, 2008 and $53.7 million as of March 31, 2007.

Operating Activities - Net cash (used in) provided by operating activities decreased by $10.9 million to $(8.5) million for the three months ended March 31, 2008 compared to $2.4 million for the three months ended March 31, 2007. The decrease was primarily the result of a decrease in non cash items of $2.5 million primarily related to the recognition of deferred gain on infrastructure costs incurred related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006, and a change in assets and liabilities of $(8.8) million primarily related to an increase in payments made for accounts payable, and year-end accrued expenses and bonuses, offset by an increase in net income of $474,000, from $(255,000) for the three months ended March 31, 2007 to $219,000 for the three months ended March 31, 2008.

Investing Activities - Net cash used in investing activities increased by $18.5 million to $32.3 million for the three months ended March 31, 2008 compared to $13.8 million for the three months ended March 31, 2007. The increase was primarily the result of an increase in real estate improvements of $20.1 million.

Financing Activities - Net cash provided by financing activities increased by $20.8 million to $21.5 million for the three months ended March 31, 2008 compared to $766,000 for the three months ended March 31, 2007. The increase was primarily the result of draws on the Murano construction loan of approximately $18.0 million.

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

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2008, our company had $138.3 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.1 billion bears interest at floating rates. As of March 31, 2008, interest rate caps have been purchased for $1.1 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at March 31, 2008 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2008	$2,400	$23,475	$25,875
2009	4,400	99,072	103,472
2010	37,205	15,766	52,971
2011	1,971	—	1,971
2012	2,160	—	2,160
Thereafter	233,481	—	233,481

Total	$281,617	$138,313	$419,930

Weighted average interest rate	7.6%	6.7%	7.3%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At March 31, 2008, our variable rate long-term debt represents 11.2% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 10% of the weighted average variable rate at March 31, 2008, the net impact would be increased interest costs of $1.0 million per year.

As of March 31, 2008, the fair value of our mortgage and other secured loans and unsecured loan aggregate $431.8 million million, compared to the aggregate carrying value of $419.9 million.

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

Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS, including our Austin Portfolio Joint Venture in which we invested through our joint venture with CalSTRS, provide us with substantial fee revenues. For the three months ended March 31, 2008, approximately 28.2% of our revenue has been derived from fees earned from these relationships. We expect in the future to earn fee revenues from the Green Fund as a result of CalSTRS’ investment in that partnership.

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

As of March 31, 2008, we hold interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

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

TPG/CalSTRS has entered into a partnership agreement and syndication agreement with Lehman in relation to the Austin Portfolio Joint Venture that requires us to assist Lehman in syndicating a significant portion of Lehman’s current equity position by June 1, 2008. As of March 31, 2008, 33% of Lehman’s original equity in the joint venture had been sold to an unrelated institutional investor. There is a likely risk that we and Lehman will be unable to successfully sell Lehman’s remaining equity to investors during the syndication period, or that Lehman will extend the syndication period. The consequences of a failed syndication, which depend on Lehman’s ability to sell any of their equity subsequent to June 1, 2008, and the consideration they receive, are that certain expected fees on any unsold equity, such as a promote and administration fees, could be reduced or eliminated for us, and Lehman will retain control rights with respect to major decisions of the joint venture.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of March 31, 2008, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 35.7% of the rentable square feet of space, representing 58.1% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 14.5% of the total annualized rent generated by all of our consolidated and unconsolidated properties as of March 31, 2008. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 27.6% of total consolidated revenue for the three months ended March 31, 2008.

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

As of March 31, 2008, our total consolidated indebtedness is approximately $419.9 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $2.2 billion as of March 31, 2008. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property. We may need to incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our need for debt financing, our existing level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of March 31, 2008, $138.3 million of our consolidated debt and $1.1 billion of our unconsolidated debt was at variable interest rates. As of March 31, 2008, interest rate caps have been purchased for $1.1 billion of the unconsolidated floating rate loans.

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

If we are not successful in our property development initiatives, it could adversely impact our revenue and profitability, causing a significant downturn in our business, including our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations. Further, our Murano project is the development of a high-rise residential condominium building. Historically, our development and property management activities have centered on office properties. In developing a residential project, we may encounter unfamiliar problems that adversely impact our ability to complete the project on a timely basis. During 2007 and 2008 the residential housing market has experienced a decline and we could experience difficulties in selling or closing on the sale of condominium units at Murano.

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

As of March 31, 2008, leases representing 12.1% and 8.0% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in 2008 and 2009, respectively. Further, an additional 11.8.% of the square feet of these properties was available for lease as of March 31, 2008. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. This lease expires in two stages in 2008 and 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. If we are unable to lease the remaining portion of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $1.5 million in 2008 as compared to 2007, $2.8 million in 2009 as compared to 2008, and $1.4 million in 2010 as compared to 2009.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. During the second half of 2007 and first quarter of 2008, we experienced a significant tightening of the credit markets, and we may experience difficulty refinancing existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage. Any issuance of equity by our company will cause dilution to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $419.9 million of consolidated debt and $2.2 billion of unconsolidated debt as of March 31, 2008;

•	our current cash flow from operating activities, which reflects a use of cash of $8.5 million for the three months ended March 31, 2008;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

With respect to asbestos-containing materials present at our City National Plaza and Brookhollow properties, these materials have been removed or abated from certain tenant and common areas of the building structures. We continue to remove or abate asbestos-containing materials from various areas of the building structures and as of March 31, 2008, have accrued $2.3 million and $0.2 million for estimated future costs of such removal or abatement at City National Plaza and Brookhollow, respectively.

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

We and our Operating Partnership have agreed to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 27.5% of annualized rent for properties in which we hold an ownership interest as of March 31, 2008. This indemnification period will expire in October 2008, unless Mr. Thomas and related entities contribute the remaining 11% minority interest in Two Commerce Square to us prior to October 13, 2008 for not more than $2 million, in which event the indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

As of March 31, 2008, Mr. Thomas owns or controls a significant interest in our Operating Partnership consisting of 14,496,666 units, or a 37.1% interest (including units beneficially owned by other senior executive officers) as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively hold an interest in Operating Partnership units and incentive units (vested and unvested) aggregating a 4.7% interest in our company.

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

Mr. Thomas has a significant vote in certain matters as a result of his control of 100% of our limited voting stock.

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 38.3% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of March 31, 2008. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

Dated: May 12, 2008

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing Chief Financial Officer