Form 10-Q
period 2008-06-30
THOMAS PROPERTIES GROUP INC
filed 2008-08-11
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common Stock, $.01 par value per share	23,853,904

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Land and improvements	$35,939	$35,499
Land improvements—development property	98,156	85,253
Construction in progress	131,391	135,396
Buildings and improvements	261,221	259,031
Tenant improvements	42,512	59,804

	569,219	574,983
Less accumulated depreciation	(98,012)	(111,619)

	471,207	463,364
Investments in unconsolidated real estate entities	43,005	49,199
Cash and cash equivalents	91,946	126,647
Restricted cash	22,934	26,251
Rents and other receivables, net	3,524	2,352
Receivables from condominium sales contracts	65,008	—
Receivables - unconsolidated real estate entities	5,255	6,640
Deferred rents	11,975	14,696
Deferred leasing and loan costs, net	15,608	13,051
Other assets, net	23,026	18,692

Total assets	$753,488	$720,892

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$256,558	$257,278
Other secured loans	170,130	134,829
Unsecured loan	3,900	3,900
Accounts payable and other liabilities, net	68,810	74,733
Dividends and distributions payable	2,370	2,354
Due to affiliate	—	2,000
Prepaid rent	1,957	3,402

Total liabilities	503,725	478,496

Minority Interests:
Unitholders in the Operating Partnership	98,853	95,245
Minority interests in consolidated real estate entities	3,878	4,581

Total minority interests	102,731	99,826

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 23,853,904 and 23,747,936 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	238	237
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 14,496,666 shares issued and outstanding as of June 30, 2008 and December 31, 2007	145	145
Additional paid-in capital	159,936	157,799
Retained deficit and dividends	(13,287)	(15,611)

Total stockholders' equity	147,032	142,570

Total liabilities and stockholders' equity	$753,488	$720,892

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Rental	$8,002	$8,219	$15,835	$16,381
Tenant reimbursements	7,270	6,659	14,125	13,244
Parking and other	862	899	1,822	1,892
Investment advisory, management, leasing, and development services	2,338	2,177	4,403	4,380
Investment advisory, management, leasing, and development services - unconsolidated real estate entities	6,294	5,308	12,212	9,666
Condominium sales - percentage of completion	76,136	—	76,136	—

Total revenues	100,902	23,262	124,533	45,563

Expenses:
Rental property operating and maintenance	6,851	5,468	12,859	11,207
Real estate taxes	1,576	1,549	3,176	3,024
Investment advisory, management, leasing, and development services	6,613	4,473	11,796	7,947
Cost of condominium sales - percentage of completion	59,115	—	59,115	—
Rent - unconsolidated real estate entities	61	60	126	120
Interest	3,860	3,782	7,937	8,043
Depreciation and amortization	2,779	3,048	5,550	6,107
General and administrative	5,285	4,539	9,382	8,515

Total expenses	86,140	22,919	109,941	44,963

Gain on sale of real estate	1,099	1,420	3,618	2,389
Gain from early extinguishment of debt	255	—	255	—
Interest income	691	1,730	1,754	2,569
Equity in net loss of unconsolidated real estate entities	(2,575)	(1,363)	(5,140)	(4,532)
Minority interests - unitholders in the Operating Partnership	(5,511)	(941)	(5,858)	(348)
Minority interests in consolidated real estate entities	(41)	10	—	35

Income before provision for income taxes	8,680	1,199	9,221	713

Provision for income taxes	(3,732)	(549)	(4,054)	(318)

Net income	$4,948	$650	$5,167	$395

Earnings per share-basic	$0.21	$0.03	$0.22	$0.02
Earnings per share-diluted	$0.21	$0.03	$0.22	$0.02

Weighted average common shares - basic	23,678,260	20,540,116	23,670,418	17,468,385
Weighted average common shares - diluted	23,678,260	20,611,368	23,670,418	17,531,688

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,167	$395
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of land	(3,618)	(2,389)
Gain on sale of condominiums - closed units	(2,501)	—
Gain on sale of condominiums - units under contract	(14,520)	—
Equity in net loss of unconsolidated real estate entities	5,140	4,532
Deferred rents	2,721	2,920
Depreciation and amortization expense	5,550	6,108
Amortization of loan costs	159	164
Amortization of above and below market leases, net	(58)	(4)
Share-based compensation	1,609	1,777
Minority interests	5,862	313
Distributions from operations of unconsolidated real estate entities	28	2,809
Changes in assets and liabilities:
Rents and other receivables	(1,264)	416
Receivables - unconsolidated real estate entities	1,385	(23)
Deferred leasing and loan costs	(3,584)	(278)
Other assets	(4,577)	(158)
Deferred interest payable	88	88
Accounts payable and other liabilities	3,284	4,157
Due to affiliates	(2,000)	—
Prepaid rent	(1,224)	(174)
Deferred tax liability	—	(2,392)

Net cash (used in) provided by operating activities:	(2,353)	18,261

Cash flows from investing activities:
Expenditures for improvements to real estate	(77,565)	(45,099)
Proceeds from sale of condominiums	11,128	—
Purchases of interests in unconsolidated real estate entities	—	(18,438)
Return of capital from unconsolidated real estate entities	2,442	3,487
Contributions to unconsolidated real estate entities	(1,250)	(1,788)
Payments for purchase of naming rights	—	(750)
Change in restricted cash	3,317	986

Net cash used in investing activities	(61,928)	(61,602)

Cash flows from financing activities:
Proceeds from equity offering	—	139,818
Payment of offering costs	—	(424)
Payment for redemption of operating units	—	(33,646)
Payment of dividends to common stockholders and distributions to limited partners of the operating partnership	(4,718)	(3,850)
Proceeds from mortgage and other secured loans	55,655	25,784
Principal payments of mortgage and other secured loans	(21,162)	(4,785)
Minority interest distributions	(195)	—
Proceeds from exercise of stock options	—	320

Net cash provided by financing activities	29,580	123,217

Net (decrease) increase in cash and cash equivalents	(34,701)	79,876
Cash and cash equivalents at beginning of period	126,647	64,343

Cash and cash equivalents at end of period	$91,946	$144,219

Supplemental disclosure of cash flow information:
Cash paid for interest, net amounts capitalized	$11,138	$11,753
Supplemental disclosure of non-cash investing and financing activities:

Increase in accrual for declaration of dividends to common shareholders and distributions to limited partners of the operating partnership	$16	$438
Investments in real estate included in accounts payable and other liabilities	$(5,761)	$6,373
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	$18,037	$—

Reclassification of minority interest for limited partnership units in the Operating Partnership from additional paid in capital	$918	$21,484
Receivables from condominium units under contract	$65,008	$—
Other comprehensive income	$(166)	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

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

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of June 30, 2008, we held a 61.0% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of June 30, 2008, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District,
Pennsylvania (“PCBD”)

Two Commerce Square	High-rise office	PCBD

Murano	Construction near completion; Residential condominiums	PCBD

2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD

Four Points Centre	Construction in progress and undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas

Campus El Segundo	Site infrastructure in progress and undeveloped land; Office/Retail/ Research and Development/Hotel	El Segundo, California

Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California

Property	Type	Location
Unconsolidated properties:
2121 Market Street	Residential and Retail	PCBD
TPG/CalSTRS, LLC:
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia

Property	Type	Location
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park 22 I-III	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

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

The interests in One Commerce Square (beginning June 1, 2004 through December 30, 2007), and Two Commerce Square (beginning October 13, 2004), not owned by us are reflected as minority interest. On December 31, 2007, we exercised our option to purchase the remaining 11% interest in One Commerce Square for $2.0 million, resulting in our 100% ownership of One Commerce Square. For the period from October 13, 2004 through June 30, 2008, no losses of Two Commerce Square have been allocated to Mr. Thomas, as no further contributions are required from Mr. Thomas. The unrecognized minority interest in the deficit of Two Commerce Square is $820,000 at June 30, 2008 and is $847,000 at December 31, 2007, respectively. Future income allocable to Mr. Thomas will be reduced by such unrecognized losses.

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress will be transferred to land and improvements, and buildings and improvements. Included in land held for development and construction in progress is capitalized interest of $26.1 million and $16.3 million as of June 30, 2008 and December 31, 2007, respectively.

Condominium Sales-Percentage of Completion Method

We have one high-rise condominium project for which we use the percentage of completion accounting method to recognize revenues and costs. Under the provisions of FASB Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), revenues and costs for projects are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not revert to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the costs of the project can be reasonably estimated. Revenues are recognized on the individual project’s aggregate value of units which have closed and units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs. The total estimated costs of the project are allocated to these units on a relative sales value basis. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as a reduction in the amount of revenues reversed in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right to keep the deposit. As of June 30, 2008, there were no such forfeited deposits.

Gains on Sale of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions of SFAS 66. The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment, percentage of completion or cost recovery methods, as appropriate. When we sell land upon which we have not developed any significant building improvements, the revenue and cost of the disposition is reflected as a net gain in our accompanying statements of operations.

Recent Accounting Pronouncements

On January 1, 2008 we adopted FASB Statement No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Currently, we use interest rate caps to manage the interest rate risk of our investments in unconsolidated investments resulting from variable interest payments on our floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

The table below presents our unconsolidated investments assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets
Interest rate contracts	$—	$20	$—	$20
Liabilities
Interest rate contracts	$—	$2,143	$—	$2,143

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us means our fiscal year 2008. We did not elect the fair value measurement option for any financial assets or liabilities during the second quarter of 2008, but are still evaluating whether we will elect this option for any financial assets or liabilities in the near future.

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

Research Park Plaza I & II (purchased June 2007)

Park 22 I-III (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of June 30, 2008:

2121 Market Street	50.0%
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(1)
All other properties, excluding Austin Portfolio Properties	25.0%
Austin Portfolio Properties	6.3%

(1)	During 2005, the accumulated losses and distributions for the minority owner equaled their contribution amount. As such, net income/loss is allocated to the Operating Partnership and CalSTRS.

Investments in unconsolidated real estate entities as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
TPG/CalSTRS:
City National Plaza	$(11,400)	$(9,168)
Reflections I	1,459	1,402
Reflections II	1,655	1,609
Four Falls Corporate Center	967	1,069
Oak Hill/Walnut Hill	586	700
Valley Square	(9)	(9)
San Felipe	4,037	4,450
2500 City West	1,458	1,962
Brookhollow Central I, II and III/ Intercontinental Center	1,462	1,934
2101 CityWest Place	21,421	21,280
Centerpointe I, II	5,986	6,526
Fair Oaks Plaza	2,814	2,957
Austin Portfolio Investor	(914)	(472)
Frost Bank Tower	2,888	3,057
300 West 6th Street	2,379	2,611
San Jacinto Center	1,924	2,059
One Congress Plaza	2,356	2,587
One American Center	2,166	2,411
Stonebridge Plaza II	713	762
Park 22 I-III	667	671
Research Park Plaza I & II	862	1,002
Westech 360 I-IV	496	540
Great Hills Plaza	365	397
TPG/CalSTRS	40	51
2121 Market Street and Harris Building Associates	(1,373)	(1,189)

	$43,005	$49,199

The following is a summary of the investments in unconsolidated real estate entities for the six months ended June 30, 2008:
Investment balance, December 31, 2007	$49,199
Contributions	1,250
Other comprehensive income	166
Equity in net loss	(5,140)
Distributions	(2,470)

Investment balance, June 30, 2008	$43,005

TPG/CalSTRS was formed to acquire office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Core plus properties consist of under-performing properties that we believe can be brought to market potential through improved management. Value-add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which we believe can be positively impacted by introduction of new capital and/or management. We are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except for certain stabilized properties, as to which we are required to perform a hold/sell analysis at least annually and make a recommendation to the TPG/CalSTRS’ management committee regarding the appropriate holding period.

The total capital commitment to the joint venture was $353.3 million as of December 31, 2007, of which approximately $3.28 million and $1.13 million was unfunded by CalSTRS and us, respectively. On February 1, 2008, we revised our agreement with CalSTRS providing for $25 million in additional capital commitments, $18.75 million and $6.25 million from CalSTRS and us, respectively. As of June 30, 2008, there were unfunded capital commitments of approximately $18.3 million and $6.1 million by CalSTRS and us, respectively.

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

Following is summarized financial information for the unconsolidated real estate entities as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and June 30, 2007.

Summarized Balance Sheets

	June 30, 2008	December 31, 2007
ASSETS
Investments in real estate, net	$2,326,205	$2,326,679
Land held for sale	3,722	3,418
Assets associated with discontinued operations	8	28
Receivables including deferred rents	76,301	62,954
Other assets	303,033	330,537

Total assets	$2,709,269	$2,723,616

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$2,213,584	$2,162,556
Other liabilities	182,988	208,977
Obligations associated with discontinued operations	74	23

Total liabilities	2,396,646	2,371,556

Minority interest	—	—
Owners’ equity:
Thomas Properties, including $163 and $272 of other comprehensive loss as of June 30, 2008 and December 31, 2007, respectively	48,753	54,041
Other owners, including $2,251 and $2,612 of other comprehensive loss as of June 30, 2008 and December 31, 2007, respectively	263,870	298,019

Total owners’ equity	312,623	352,060

Total liabilities and owners’ equity	$2,709,269	$2,723,616

Summarized Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$82,897	$57,898	$162,557	$103,177

Expenses:
Operating and other expenses	42,158	30,900	82,010	56,928
Interest expense	32,120	25,055	64,700	43,964
Depreciation and amortization	31,153	21,021	62,806	36,231

Total expenses	105,431	76,976	209,516	137,123

Loss from continuing operations	(22,534)	(19,078)	(46,959)	(33,946)
Gain on sale of real estate	—	7,932	—	7,932
Minority interest	—	(25)	—	(51)
Loss from discontinued operations	(63)	(8)	(71)	(212)

Net loss	$(22,597)	$(11,179)	$(47,030)	$(26,277)

Thomas Properties’ share of net loss	(3,311)	(1,675)	(6,699)	(5,465)
Intercompany eliminations	736	312	1,559	933

Equity in net loss of unconsolidated real estate entities	$(2,575)	$(1,363)	$(5,140)	$(4,532)

Included in the preceding summarized balance sheets as of June 30, 2008 and December 31, 2007, are the following balance sheets of TPG/CalSTRS, LLC:

	June 30, 2008	December 31, 2007
ASSETS
Investments in real estate, net	$1,207,345	$1,194,028
Land held for sale	3,722	3,418
Assets associated with discontinued operations	8	28
Receivables including deferred rents	61,064	55,582
Investments in unconsolidated real estate entities	54,829	61,662
Other assets	178,684	174,383

Total assets	$1,505,652	$1,489,101

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,287,111	$1,235,932
Other liabilities	69,820	83,914
Obligations associated with discontinued operations	74	23

Total liabilities	1,357,005	1,319,869

Minority interest	—	—
Members’ equity
Thomas Properties, including $163 and $272 of other comprehensive loss as of June 30, 2008 and December 31, 2007, respectively	49,125	54,250
Other members, including $501 and $2,612 of other comprehensive loss as of June 30, 2008 and December 31, 2007, respectively	99,522	114,982

Total members’ equity	148,647	169,232

Total liabilities and members’ equity	$1,505,652	$1,489,101

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$884	$51,234	$30,779	$—	$82,897

Expenses:
Operating and other expenses	322	28,161	13,675	—	42,158
Interest expense	291	17,453	14,376	—	32,120
Depreciation and amortization	240	15,869	15,044	—	31,153

Total expenses	853	61,483	43,095	—	105,431

Income (loss) from continuing operations	31	(10,249)	(12,316)	—	(22,534)
Equity in net loss of unconsolidated real estate entities	—	(3,368)	—	3,368	—
Minority interest	—	—	—	—	—
Income (loss) from discontinued operations	—	(63)	—	—	(63)

Net income (loss)	$31	$(13,680)	$(12,316)	$3,368	$(22,597)

Thomas Properties’ share of net income (loss)	$16	$(2,557)	$(770)	$—	$(3,311)

Intercompany eliminations					736

Equity in net loss of unconsolidated real estate entities					$(2,575)

	Three months ended June 30, 2007
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$1,475	$45,669	$10,754	$—	$57,898

Expenses:
Operating and other expenses	838	26,025	4,037	—	30,900
Interest expense	296	19,798	4,961	—	25,055
Depreciation and amortization	241	15,362	5,418	—	21,021

Total expenses	1,375	61,185	14,416	—	76,976

Income (loss) from continuing operations	100	(15,516)	(3,662)	—	(19,078)
Gain on sale of real estate	—	7,932	—	—	7,932
Equity in net loss of unconsolidated real estate entities	—	(965)	—	965	—
Minority interest	(25)	—	—	—	(25)
Loss from discontinued operations	—	(8)	—	—	(8)

Net income (loss)	$75	$(8,557)	$(3,662)	$965	$(11,179)

Thomas Properties’ share of net income (loss)	$36	$(1,470)	$(241)	$—	$(1,675)

Intercompany eliminations					312

Equity in net loss of unconsolidated real estate entities					$(1,363)

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the six months ended June 30, 2008 and 2007:

	Six months ended June 30, 2008
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$1,821	$101,193	$59,543	$—	$162,557

Expenses:
Operating and other expenses	665	54,815	26,530	—	82,010
Interest expense	583	34,505	29,612	—	64,700
Depreciation and amortization	891	31,379	30,536	—	62,806

Total expenses	2,139	120,699	86,678	—	209,516

Loss from continuing operations	(318)	(19,506)	(27,135)	—	(46,959)
Equity in net loss of unconsolidated real estate entities	—	(6,786)	—	6,786	—
Minority interest	—	—	—	—	—
Loss from discontinued operations	—	(71)	—	—	(71)

Net income (loss)	$(318)	$(26,363)	$(27,135)	$6,786	$(47,030)

Thomas Properties’ share of net loss	$(159)	$(4,844)	$(1,696)	$—	$(6,699)

Intercompany eliminations					1,559

Equity in net loss of unconsolidated real estate entities					$(5,140)

	Six months ended June 30, 2007
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$2,873	$89,550	$10,754	$—	$103,177

Expenses:
Operating and other expenses	1,737	51,154	4,037	—	56,928
Interest expense	589	38,414	4,961	—	43,964
Depreciation and amortization	481	30,332	5,418	—	36,231

Total expenses	2,807	119,900	14,416	—	137,123

Income (loss) from continuing operations	66	(30,350)	(3,662)	—	(33,946)
Gain on sale of real estate	—	7,932	—	—	7,932
Equity in net loss of unconsolidated real estate entities	—	(965)	—	965	—
Minority interest	(51)	—	—	—	(51)
Loss from discontinued operations		(212)	—	—	(212)

Net income (loss)	$15	$(23,595)	$(3,662)	$965	$(26,277)

Thomas Properties’ share of net income (loss)	$6	$(5,230)	$(241)	$—	$(5,465)

Intercompany eliminations					933

Equity in net loss of unconsolidated real estate entities					$(4,532)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Our share of owners’ equity recorded by unconsolidated real estate entities	$48,753	$54,041
Intercompany eliminations and other adjustments	(5,748)	(4,842)

Investments in unconsolidated real estate entities	$43,005	$49,199

4. Mortgage and Other Secured Loans

A summary of our consolidated properties’ outstanding mortgage and other secured loans as of June 30, 2008 is as follows:

Secured debt	Interest Rate	Outstanding Debt	Maturity Date
One Commerce Square mortgage loan (1)	5.7%	$130,000	1/6/2016
Two Commerce Square:
Mortgage Loan (2)	6.3	109,299	5/9/2013
Senior mezzanine loan (3) (4)	19.1	32,453	1/9/2010
Junior mezzanine loan (3) (5)	15.0	4,373	1/9/2010
Campus El Segundo mortgage loan (6)	6.5	17,259	10/10/2008
Four Points Centre construction Loan (7)	5.0	22,194	6/11/2010
Murano construction loan (8)	7.0	109,556	7/31/2009
Loan secured by our preferred equity interest in Murano (9)	6.5	1,554	7/7/2008

Total secured debt		$426,688

(1)	The mortgage loan is subject to interest only payments for the first five years, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.
(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.
(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7.5 million. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.
(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of June 30, 2008 was 19.10% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to a prepayment penalty in the amount of the greater of 3% of the principal amount or a yield maintenance premium. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.
(6)	The weighted average interest rate as of June 30, 2008 was 6.5% per annum. The loan has two one-year extension options at our election. We have notified the lender of our intent to exercise the first option.
(7)	The weighted average interest rate as of June 30, 2008 was 5.0% per annum. The loan has two one-year extension options at our election subject to certain conditions. The first extension option and the second extension option are subject to achievement of 75% and 90% occupancy levels, respectively, and certain other conditions.
(8)	We may borrow an additional $24.9 million under this construction loan. This loan has two six-month extension options. The first extension option is conditional on the closing of 100 residential units. The interest rate for this loan as of June 30, 2008 was 7.0%.
(9)	Subsequent to June 30, 2008, the loan balance was paid in full on the maturity date.

The loan agreement for Two Commerce Square requires that all receipts collected from this property be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at June 30, 2008 and December 31, 2007 is $8,079,000 and $3,263,000, respectively, which has been deposited in the lockbox account.

As of June 30, 2008, principal payments due for the secured and unsecured outstanding debt are as follows:

2008	$20,413
2009	113,956
2010	58,607
2011	1,971
2012	2,160
Thereafter	233,481

$430,588

5. Unsecured Loan

In October 2005, we purchased the entire interest of our unaffiliated minority partner in TPG-El Segundo Partners, LLC, of which $3,900,000 was financed with an unsecured loan from the former minority partner. The loan bears interest at 5% per annum. Principal and interest of $4,692,000 will be payable at maturity on October 12, 2009.

6. Earnings per Share and Dividends Declared

The following is a summary of the components used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings available to common shares	$4,948	$650	$5,167	$395

Weighted average common shares outstanding – basic	23,678,260	20,540,116	23,670,418	17,468,385
Potentially dilutive common shares (1)
Stock options	—	60,867	—	53,446
Restricted stock	—	10,385	—	9,857

Adjusted weighted average common shares outstanding – diluted	23,678,260	20,611,368	23,670,418	17,531,688

Earnings per share – basic	$0.21	$0.03	$0.22	$0.02

Earnings per share – diluted	$0.21	$0.03	$0.22	$0.02

Dividends declared per share	$0.06	$0.06	$0.06	$0.06

(1)	For the three and six months ended June 30, 2008, the potentially dilutive shares were not included in the income per share calculation as their effect is antidilutive.

7. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or exchanged for shares of common stock at our election, on a one-for-one basis. We have issued 1,193,336 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 23,853,904 shares of common stock, and 14,496,666 Units outstanding as of June 30, 2008, and 1,148,336 incentive units outstanding which were issued under our Incentive Plan, defined below.

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. (the “Incentive Plan”) effective upon the closing of our initial public offering. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. At the Annual Meeting of Shareholders in June 2008, the shareholders approved an increase in the number of shares of the common stock reserved for issuance or transfer under the plan from 2,361,906 shares to a total of 3,361,906 shares. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant.

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	46,667	$560	Fully vested
Issued in February 2006	60,000	740	See below
Issued in March 2007	100,000	1,580	See below
Issued in March 2008	100,000	855	See below

Issued from inception to June 30, 2008	306,667	$3,735

Vesting for the 60,000, 100,000 and 100,000 shares commenced as of February 22, 2006, March 7, 2007 and March 19, 2008 respectively. The restricted shares will vest in full on the third anniversary of the vesting commencement date, provided that vesting for the March 2007 and March 2008 grants could occur on the second anniversary of the vesting commencement date if certain performance goals are met. Mr. Thomas has full voting rights and will receive any dividends paid.

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	2009 - see below

Issued from inception to June 30, 2008	30,935	$382

The 5,968 shares granted will vest subject to the continued service of the directors up to and through the 2009 Annual Meeting of Stockholders. The holders of these shares have full voting rights and will receive any dividends paid.

As of June 30, 2008, there was $1,873,000 of total unrecognized compensation cost related to the nonvested restricted stock under both the Incentive Plan and Non-Employees Directors Plan. The cost is expected to be recognized over a weighted average period of 2.0 years. The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2008 was $8.63.

We recorded compensation expense totaling $281,000 and $504,000 for the vesting of the restricted stock grants for the three and six months ended June 30, 2008, respectively, and $257,000 and $415,000 for the vesting of the restricted stock grants for the three and six months ended June 30, 2007, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $121,000 and $217,000 for the three and six months ended June 30, 2008, respectively, and $104,000 and $168,000 for the three and six months ended June 30, 2007, respectively.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, which fully vested on October 13, 2007. In February 2006 we issued 120,000 incentive units to certain executives, which units vest on the third anniversary of the grant date. In March 2007 we issued an additional 183,336 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In March 2008 we issued an additional 160,000 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant.

For the three and six months ended June 30, 2008, we recorded compensation expense of $513,000 and $995,000, respectively, and for the three and six months ended June 30, 2007, we recorded compensation expense of $757,000 and $1,258,000, respectively, relating to the incentive units. As of June 30, 2008, there was $2,233,000 of unrecognized compensation cost related to incentive units. The weighted-average grant date fair value of incentive units granted in the six months ended June 30, 2008 was $8.10.

Stock options

Under our Incentive Plan, we have 670,609 stock options outstanding as of June 30, 2008. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2008 and 2007:

	2008	2007
Expected dividend yield	2.9%	2.0%
Expected life of option	5 to 8 years	2 to 4 years
Risk-free interest rate	3.2%	4.4%
Expected stock price volatility	11%	15%

The following is a summary of stock option activity under our Incentive Plan as of June 30, 2008 and for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	501,197	$13.44
Granted	169,412	10.45
Forfeitures	—
Exercised	—

Outstanding at June 30, 2008	670,609	$12.74	7.2	—

Options exercisable at June 30, 2008	359,102	$12.72	7.3	—

As of June 30, 2008, there was $220,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.5 years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 was $1.00. There were no options exercised during the three and six months ended June 30, 2008.

We recorded compensation expense totaling $69,000 and $111,000 related to the stock options for the three and six months ended June 30, 2008, respectively, and $54,000 and $103,000 related to the stock options for the three and six months ended June 30, 2007, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $30,000 and $48,000 for the three and six months ended June 30, 2008, respectively, and $22,000 and $42,000 for the three and six months ended June 30,2007, respectively.

8. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of June 30, 2008, we held a 61% capital interest in the Operating Partnership. For the three and six months ended June 30, 2008, we were allocated 61% of the income and losses from the Operating Partnership.

Our effective tax rate is 43.10% and 44.07% for the three and six months ended June 30, 2008, respectively. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to the amortization of the incentive units granted and the interest expense recorded during the quarter related to the Company’s unrecognized tax benefits.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and six months ended June 30, 2008, we recorded $233,000 ($152,000, net of federal benefit) and $382,000 ($248,000, net of federal benefit), of accrued interest related to unrecognized tax benefits as a component of income tax expense. We have not recorded any penalties with respect to unrecognized tax benefits.

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

Our estimates of the fair value of financial instruments at June 30, 2008 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of June 30, 2008, the fair value of our mortgage and other secured loans and unsecured loan aggregates $433.5 million, compared to the aggregate carrying value of $430.6 million.

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

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting:

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

Research Park Plaza I & II (purchased June 2007)

Park 22 I-III (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Comparison of three months ended June 30, 2008 to three months ended June 30, 2007

Rental revenues. Rental revenue decreased $0.2 million, or less than 1%, to $8.0 million for the three months ended June 30, 2008 compared to $8.2 million for the three months ended June 30, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately half of the tenant’s space.

Tenant reimbursements. Tenant reimbursements increased $0.6 million, or 9%, to $7.3 million for the three months ended June 30, 2008 compared to $6.7 million for the three months ended June 30, 2007 primarily related to electricity costs and janitorial costs resulting from a new collective bargaining agreement between the vendor and the union representing the vendor’s employees.

Parking and other revenues. Parking and other revenues remained consistent at $0.9 million for each of the three month periods ended June 30, 2008 and 2007.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services remained consistent at approximately $2.3 million for each of the three month periods ended June 30, 2008 and 2007

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $1.0 million, or 19%, to $6.3 million for the three months ended June 30, 2008 compared to $5.3 million for the three months ended June 30, 2007. This increase was primarily a result of an increase in fee income of $1.6 million related to the Austin Portfolio Properties acquired in June 2007, which was partially offset by a decrease in acquisition fees of $1.1 million related to this same acquisition. The remaining increase is primarily attributable to recording property-related benefits. In 2008, we recorded revenue and corresponding expense related to benefits that were paid by the management company on behalf of the property for which the management company was subsequently reimbursed for by the property.

Condominium sales – percentage of completion. This caption represents the revenue recognized on the percentage of completion method of accounting of the Murano condominium units and parking spaces which closed or were under a binding sales contract as of June 30, 2008. We closed sale on 20 units and 17 parking spaces as of June 30, 2008, and we had 103 units and 97 parking spaces under contract of sale as of June 30, 2008, for which we recognized revenue of $76.1 million. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Rental property operating and maintenance expense. Rental property operating and maintenance increased by $1.4 million, or 25%, to $6.9 million for the three months ended June 30, 2008 compared to $5.5 million for the three months ended June 30, 2007. The increase was primarily a result of higher operating expenses, increased bad debt charges, wind-down costs related to the termination of a restaurant tenant at Commerce Square, and marketing and other expenses related to our development properties.

Real estate taxes. Real estate taxes remained consistent at $1.5 million for each of the three month periods ended June 30, 2008 and 2007.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $2.1 million, or 47%, to $6.6 million for the three months ended June 30, 2008 compared to $4.5 million for the three months ended June 30, 2007, primarily as a result of an increase in salaries and employment related costs related to the Austin Portfolio Properties acquired in June 2007, an increase in the use of consultants for accounting software initiatives and consultants for our third party development services business and legal fees related to our Green Fund.

Cost of condominium sales – percentage of completion. This caption represents the cost recognized on the percentage of completion method of accounting for the Murano condominium units and parking spaces which closed or were under a binding sales contract as of June 30, 2008. We closed sale on 20 units and 17 parking spaces as of June 30, 2008, and we had 103 units and 97 parking spaces under contract of sale as of June 30, 2008, for which we recognized cost of sales of $59.1 million. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Rent – unconsolidated entities. Rent – unconsolidated entities remained consistent for each of the three month periods ended June 30, 2008 and 2007.

Interest expense. Interest expense remained consistent at $3.8 million for each of the three month periods ended June 30, 2008 and 2007.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $0.2 million or 7% to $2.8 million for the three months ended June 30, 2008 compared to $3.0 million for the three months ended June 30, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately half of the tenant’s space.

General and administrative. General and administrative expense increased by $0.8 million, or 18%, to $5.3 million for the three months ended June 30, 2008 compared to $4.5 million for the three months ended June 30, 2007. The increase was primarily a result of an increase in salaries and employment related costs for corporate personnel, an increase in the use of consultants for information technology-related projects, and an increase in new franchise taxes in the State of Texas.

Gain on sale of real estate. Gain on sale of real estate was $1.1 million for the three months ended June 30, 2008 related to recognition of deferred gain upon completion of infrastructure costs related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006.

Interest income. Interest income decreased by $1.0 million, or 59%, to $0.7 million for the three months ended June 30, 2008 compared to $1.7 million for the three months ended June 30, 2007 primarily due to declining investment balances and lower interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Revenue	$82,897	$57,898
Operating and other expenses	(42,158)	(30,900)
Interest expense	(32,120)	(25,055)
Depreciation and amortization	(31,153)	(21,021)
Minority interest		(25)
Gain on sale of real estate	—	7,932
Loss from discontinued operations	(63)	(8)

Net loss	$(22,597)	$(11,179)

Thomas Properties’ share of net loss	$(3,311)	$(1,675)
Intercompany eliminations	736	312

Equity in net loss of unconsolidated real estate entities	$(2,575)	$(1,363)

Aggregate revenue, operating and other expenses, interest expense and depreciation and amortization for unconsolidated real estate entities for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 increased primarily due to the acquisition of the Austin Portfolio Properties in June 2007.

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

Rental revenues. Rental revenue decreased $0.6 million, or 4%, to $15.8 million for the six months ended June 30, 2008 compared to $16.4 million for the six months ended June 30, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately half of the tenant’s space.

Tenant reimbursements. Tenant reimbursements increased by $0.9 million, or 7%, to $14.1 million for the six months ended June 30, 2008 compared to $13.2 million for the six months ended June 30, 2007 primarily related to electricity costs and janitorial costs resulting from a new collective bargaining agreement between the vendor and the union representing the vendor’s employees.

Parking and other revenues. Parking and other revenues remained consistent at $1.8 million for each of the six month periods ended June 30, 2008 and 2007.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services remained consistent at approximately $4.4 million for each of the six month periods ended June 30, 2008 and 2007.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $2.5 million, or 26%, to $12.2 million for the six months ended June 30, 2008 compared to $9.7 million for the six months ended June 30, 2007. This increase was primarily a result of an increase in fee income of $3.5 million related to the Austin Portfolio Properties acquired in June 2007, which was partially offset by a decrease in acquisition fees of $1.7 million related to the property investments in Fairfax, Virginia acquired in January 2007, and Austin, Texas acquired in June 2007. The remaining increase is primarily attributable to recording property-related benefits. In 2008, we recorded revenue and corresponding expense related to benefits that were paid by the management company on behalf of the property for which the management company was subsequently reimbursed for by the property.

Condominium sales – percentage of completion. This caption represents the revenue recognized on the percentage of completion method of accounting of the Murano condominium units and parking spaces which closed or were under a binding sales contract as of June 30, 2008. We closed sale on 20 units and 17 parking spaces as of June 30, 2008, and we had 103 units and 97 parking spaces under contract of sale as of June 30, 2008, for which we recognized revenue of $76.1 million. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Rental property operating and maintenance expense. Rental property operating and maintenance increased by $1.7 million, or 15%, to $12.9 million for the six months ended June 30, 2008 compared to $11.2 million for the six months ended June 30, 2007. The increase was primarily a result of higher operating expenses, increased bad debt charges, wind-down costs related to the termination of a restaurant tenant at Commerce Square, and marketing and other expenses related to our development properties.

Real estate taxes. Real estate taxes remained consistent at approximately $3.1 million for each of the six month periods ended June 30, 2008 and 2007.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $3.9 million, or 49%, to $11.8 million for the six months ended June 30, 2008 compared to $7.9 million for the six months ended June 30, 2007, primarily as a result of an increase in salaries and employment related costs related to the Austin Portfolio Properties acquired in June 2007, an increase in the use of consultants for accounting software initiatives and consultants for our third party development services business and legal fees related to our Green Fund.

Cost of condominium sales – percentage of completion. This caption represents the cost recognized on the percentage of completion method of accounting for the Murano condominium units and parking spaces which closed or were under a binding sales contract as of June 30, 2008. We closed sale on 20 units and 17 parking spaces as of June 30, 2008, and we had 103 units and 97 parking spaces under contract of sale as of June 30, 2008, for which we recognized cost of sales of $59.1 million. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Rent – unconsolidated entities. Rent – unconsolidated entities remained consistent for each of the six month periods ended June 30, 2008 and 2007.

Interest expense. Interest expense remained consistent at $8.0 million for each of the six month periods ended June 30, 2008 and 2007.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.5 million, or 8%, to $5.6 million for the six months ended June 30, 2008 compared to $6.1 million for the six months ended June 30, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately half of the tenant’s space.

General and administrative. General and administrative expense increased by $0.9 million, or 11%, to $9.4 million for the six months ended June 30, 2008 compared to $8.5 million for the six months ended June 30, 2007. The increase was primarily a result of an increase in salaries and employment related costs for corporate personnel, an increase in the use of consultants for information technology-related projects, and an increase in new franchise taxes in the State of Texas.

Gain on sale of real estate. Gain on sale of real estate was $3.6 million for the six months ended June 30, 2008 related to recognition of deferred gain upon completion of infrastructure costs related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006.

Interest income. Interest income decreased by $0.8 million, or 31%, to $1.8 million for the six months ended June 30, 2008 compared to $2.6 million for the six months ended June 30, 2007 primarily due to declining investment balances and lower interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Revenue	$162,557	$103,177
Operating and other expenses	(82,010)	(56,928)
Interest expense	(64,700)	(43,964)
Depreciation and amortization	(62,806)	(36,231)
Minority interest	—	(51)
Gain on sale of real estate	—	7,932
Loss from discontinued operations	(71)	(212)

Net loss	$(47,030)	$(26,277)

Thomas Properties’ share of net loss	$(6,699)	$(5,465)
Intercompany eliminations	1,559	933

Equity in net loss of unconsolidated real estate entities	$(5,140)	$(4,532)

Aggregate revenue, operating and other expenses, interest expense and depreciation and amortization for unconsolidated real estate entities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 increased primarily due to the acquisition of the Austin Portfolio Properties in June 2007.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of June 30, 2008, we have unrestricted cash and cash equivalents of $91.9 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of June 30, 2008, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $6.1 million; (2) the Thomas High Performance Green Fund, an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million; and (3) the UBS North American Property Fund, an investment fund formed by us and UBS Wealth Management-North American Property Fund Limited, of $50.0 million. Our requirement to fund all or a portion of these commitments is subject to our identifying properties to acquire that are mutually acceptable to us, and our partners.

We intend to declare and pay annual dividends on our common stock. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Two Commerce Square is subject to debt financing covenants containing lock-box arrangements. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the lock-box arrangements established for the existing lenders for the property. In addition, all of our properties held in our joint venture with CalSTRS are subject to debt financing with a lockbox arrangement. With respect to our joint venture properties, we do not control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties.

Development and Redevelopment Projects

We currently own interests in four development projects and our joint venture with CalSTRS includes six redevelopment properties and two development sites. We commenced construction of Murano, a 302-unit high-rise residential condominium project, in the second quarter of 2006. We received certificates of occupancy on June 18, 2008, and July 15, 2008 for the units on floors 2-23 and floors 24-38, respectively. We anticipate securing the remaining certificates of occupancy on the top five floors in the third quarter of 2008. We closed sale on 20 units and 17 parking spaces as of June 30, 2008. Under the percentage-of-completion method of accounting, we recognized a gain on sale of approximately $17.0 million related to the 20 units and 17 parking spaces sold and the 103 units and 97 parking spaces under contract as of June 30, 2008. We expect to settle the 103 units under contract at June 30, 2008 throughout the third and fourth quarters of 2008. We commenced construction of two buildings totaling approximately 192,000 square feet at Four Points Centre in the second quarter of 2007. We expect construction to be substantially complete in the third quarter of 2008. We are presently entitling approximately 14.4 acres in Los Angeles, California, for office, production facility, residential and retail uses. The project, called Metro Studio@Lankershim, will include approximately 1.5 million square feet. Upon completion of entitlements, we expect to enter into a long-term ground lease with the Los Angeles Metropolitan Transportation Authority, which owns the land. Also, we have been engaged by NBC/Universal to entitle 124 acres located adjacent to Universal City in Los Angeles for the development of a residential and retail town center. We anticipate completing the development of these projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In 2006, we refinanced the loan for City National Plaza, which provides proceeds to cover the estimated future redevelopment costs for this property. Construction of the Murano is financed in part with a construction loan up to $142.5 million. The balance of the Murano construction loan as of June 30, 2008 was $109.6 million and we may borrow an additional $24.9 million under this construction loan. Repayment of this loan is expected to be made with proceeds from the sales of condominium units. The development at Four Points is financed in part with a construction loan up to $42.7 million. Presently, we have not obtained construction financing for the development at Campus El Segundo. If we finance these development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, we also own One Commerce Square and a majority interest in Two Commerce Square. These properties are substantially leased and have significant stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $3.3 million in tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square collectively during 2008 through 2010.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at June 30, 2008 is as follows (in thousands):

	Payments Due by Period
	Remainder of 2008	2009	2010	2011	2012	Thereafter	Total
Regularly scheduled principal payments	$1,600	$500	$492	$1,971	$2,160	$5,826	$12,549
Balloon payments	18,813	113,456	58,115	—	—	227,655	418,039
Interest payments - fixed rate debt	10,541	21,708	14,912	14,290	14,205	24,806	100,462
Interest payments - variable rate debt (1)	—	—	—	—	—	—	—
Capital commitments (2)	24,670	38,853	37,524	8,333	—	—	109,380
Operating lease (3)	64	53	—	—	—	—	117
FIN 48 obligations, including interest and penalties (4)							—

Total	$55,688	$174,570	$111,043	$24,594	$16,365	$258,287	$640,547

(1)	As of June 30, 2008, 65.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 35.0% of our debt consists of variable debt that bears interest at variable rates based on the prime rate or LIBOR plus a spread that ranges from 1.5% to 4.0%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what prime and LIBOR rates will be in the future. As of June 30, 2008, the one-month LIBOR was 2.46% and the prime rate was 5.00%.
(2)	Capital commitments of our company and consolidated subsidiaries include approximately $3.3 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $6.1 million to TPG/CalSTRS, which we estimate we will fund $3.9 million in 2008 and $2.2 million in 2009. Additionally, we have an unfunded capital commitment of $50.0 million to the Thomas High Performance Green Fund, an investment fund formed by us, CalSTRS and other institutional investors which we estimate we will fund $8.3 million, $16.7 million, $16.7 million, and $8.3 million in 2008, 2009, 2010, and 2011, respectively, subject to the identification and approval of projects. These cash requirements could be reduced by contributions to our Green Fund by us of assets in which we have an interest. Further, we have an unfunded capital commitment of $50.0 million to the UBS North American Property Fund, an investment fund formed by us and UBS Wealth Management-North American Property Fund, Limited. We estimate we will fund $10.0 million, $20.0 million, and $20.0 million in 2008, 2009 and 2010, respectively, subject to the identification and approval of projects.
(3)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options.
(4)	The FIN 48 obligations in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment for these obligations. As of June 30, 2008, $16.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if and when such amounts may be settled. We have recorded $1.1 million of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of June 30, 2008, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties as of June 30, 2008 (in thousands). We have not guaranteed any of the debt.

	Interest Rate		Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07%	(2) (3)	$355,300	7/17/2009
Senior mezzanine loan-Note A (4)	LIBOR + 2.59%	(2) (3)	55,636	7/17/2009
Senior mezzanine loan-Note B	LIBOR + 1.90%	(2) (3)	24,000	7/17/2009
Senior mezzanine loan-Note C	LIBOR + 2.25%	(2) (3)	24,000	7/17/2009
Senior mezzanine loan-Note D	LIBOR + 2.50%	(2) (3)	24,000	7/17/2009
Senior mezzanine loan-Note E	LIBOR + 3.05%	(2) (3)	22,700	7/17/2009
Junior mezzanine loan (5)	LIBOR + 5.00%	(2) (3)	47,688	7/17/2009
CityWestPlace
Fixed	6.16%		121,000	7/6/2016
Floating	LIBOR + 1.25%	(2) (6)	92,400	7/1/2009
San Felipe Plaza
Mortgage loan - Note A	5.28%		101,500	8/11/2010
Mortgage loan - Note B (7)	LIBOR + 3.00%		12,624	8/11/2010
2500 City West
Mortgage loan-Note A	5.28%		70,000	8/11/2010
Mortgage loan-Note B (8)	LIBOR + 3.00%		10,363	8/11/2010
Brookhollow Central I, II and III
Mortgage loan-Note A	LIBOR + 0.44%	(2) (3)	24,154	8/9/2009
Mortgage loan-Note B	LIBOR + 4.25%	(2) (3)	16,746	8/9/2009
Mortgage loan-Note C	LIBOR + 4.86%	(2) (3)	20,318	8/9/2009
Four Falls Corporate Center
Mortgage loan-Note A	5.31%		42,200	3/6/2010
Mortgage loan-Note B (9)	LIBOR + 3.25%	(2) (10)	9,867	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	5.31%		35,300	3/6/2010
Mortgage loan-Note B (9)	LIBOR + 3.25%	(10)	9,152	3/6/2010
2121 Market Street mortgage loan (11)	6.05%		18,973	8/1/2033
Reflections I mortgage loan	5.23%		22,351	4/1/2015
Reflections II mortgage loan	5.22%		9,312	4/1/2015
Centerpointe I & II
Senior mortgage loan	LIBOR + 0.60%	(2)	55,000	2/9/2009
Mezzanine loan (Note A) (12) (13)	LIBOR + 1.51%	(2)	13,521	2/9/2009
Mezzanine loan (Note B) (12) (14)	LIBOR + 4.79%	(2)	11,692	2/9/2009
Mezzanine loan (Note C) (12) (15)	LIBOR + 3.26%	(2)	11,987	2/9/2009
Fair Oaks Plaza (16)	5.52%		44,300	2/9/2017

Austin Portfolio Properties:
San Jacinto Center
Mortgage loan-Note A	6.05%		43,000	6/11/2017
Mortgage loan-Note B	6.05%		58,000	6/11/2017
Frost Bank Tower
Mortgage loan-Note A	6.06%		61,300	6/11/2017
Mortgage loan-Note B	6.06%		88,700	6/11/2017
One Congress Plaza
Mortgage loan-Note A	6.08%		57,000	6/11/2017
Mortgage loan-Note B	6.08%		71,000	6/11/2017
One American Center
Mortgage loan-Note A	6.03%		50,900	6/11/2017
Mortgage loan-Note B	6.03%		69,100	6/11/2017
300 West 6th Street	6.01%		127,000	6/11/2017
Research Park Plaza I & II
Senior mortgage loan	LIBOR + 0.55%	(2) (17)	23,560	6/9/2009
Mezzanine loan	LIBOR + 2.01%	(2) (17)	27,940	6/9/2009
Stonebridge Plaza II
Senior mortgage loan	LIBOR + 0.63%	(2) (17)	19,800	6/9/2009
Mezzanine loan	LIBOR + 1.76%	(2) (17)	17,700	6/9/2009
Austin Bank Term Loan	LIBOR + 3.25%	(18) (19)	192,500	6/1/2013
Revolving Credit Facility	LIBOR + 3.25%	(20)	—	6/1/2012

Subtotal - Austin, TX Portfolio			$907,500

Total outstanding debt of unconsolidated properties			$2,213,584

The LIBOR rate for the loans above was 2.5% at June 30, 2008.

(1)	The City National Plaza loans collectively have maximum borrowings of $580 million. The senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to .25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to .50% of the loan amount. Under certain circumstances all of the exit fees will be waived.
(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.
(3)	These loans have a one-year extension option at our election.
(4)	TPG/CalSTRS may borrow an additional $14.4 million.
(5)	TPG/CalSTRS may borrow an additional $12.3 million.
(6)	These loans have two one-year extension options at our election.
(7)	TPG/CalSTRS may borrow an additional $3.6 million under this loan.
(8)	TPG/CalSTRS may borrow an additional $5.1 million under this loan.
(9)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.
(10)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of June 30, 2008, one month LIBOR exceeds 2.25%, per annum.
(11)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.
(12)	The loans are subject to exit fees of up to 1.0% through February 9, 2009. The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The effective interest rate on the mezzanine loans as of June 30, 2008 was 6.31% per annum. The weighted average interest rate on all of the loans was 4.05% per annum. All of these loans have three one-year extension options at our election.

(13)	TPG/CalSTRS may borrow an additional $11.5 million under this loan.
(14)	TPG/CalSTRS may borrow an additional $9.9 million under this loan.
(15)	TPG/CalSTRS may borrow an additional $10.2 million under this loan.
(16)	This loan may be defeased in full after three years (or January 31, 2010), or prepaid in full after 9 years and 8 months (or October 2016).
(17)	These loans have three one-year extension options at our election.
(18)	The Austin Portfolio Joint Venture entered into an interest rate collar agreement for 50% of the loan balance, or $96.25 million, in which we bought a cap and sold a floor.
(19)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Properties, a pledge of equity interests in the remaining seven Austin Portfolio Properties and guarantees of certain other Austin Portfolio Properties.
(20)	The Austin Portfolio Joint Venture has obtained a $100 million secured revolving credit commitment to fund future capital requirements, bearing interest at LIBOR plus 3.25%. The margin above LIBOR on this facility is subject to adjustment under certain circumstances. As of June 30, 2008, this revolving credit facility was undrawn.

Cash Flows

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

Cash and cash equivalents were $91.9 million as of June 30, 2008 and $144.2 million as of June 30, 2007.

Operating Activities - Net cash (used in) provided by operating activities decreased by $20.7 million to $(2.4) million for the six months ended June 30, 2008 compared to $18.3 million for the six months ended June 30, 2007. The decrease was primarily the result of an increase in non-cash items of $1.2 million primarily related to the recognition of deferred gain on infrastructure costs incurred related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006, a gain on sale related to the sale of condominium units of $17.0 million, and decreased distributions from unconsolidated real estate entities of $2.8 million. Further, there was a change in assets and liabilities of $(7.9) million primarily related to an increase in payments made for accounts payable, affiliate obligations and year-end accrued expenses and bonuses, offset by an increase in net income of $4.8 million, from $0.4 million for the six months ended June 30, 2007 to $5.2 million, for the six months ended June 30, 2008.

Investing Activities - Net cash (used in) investing activities decreased by $0.3 million to $(61.9) million for the six months ended June 30, 2008 compared to $(61.6) million for the six months ended June 30, 2007 primarily due to uses of cash for increased expenditures of $32.6 million on our Murano, Four Points Center, Campus El Segundo and MetroStudio@Lankershim development projects offset by our equity investment of $18.4 million in the Austin Portfolio Properties in June 2007, and proceeds from sales of our Murano condominium units of $11.1 million in the quarter ended June 30, 2008.

Financing Activities - Net cash provided by financing activities decreased by $93.6 million to $29.6 million for the six months ended June 30, 2008 compared to $123.2 million for the six months ended June 30, 2007. The decrease was primarily the result of net equity proceeds of $139.4 million and redemption payments of $33.6 million in April 2007, and principal payments on the Murano construction loan and the loan secured by our preferred equity interest in Murano totaling $16.3 million in the six months ended June 30, 2008, offset by increased borrowings on our Murano and Four Points Center construction loans of $29.9 million in the six months ended June 30, 2008.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. We have one multi-family residential rental property and are nearing completion of construction on Murano, a high-rise residential tower in Philadelphia. The existing residential property is located in the Philadelphia central business district and subject to short-term leases. Inflationary increases can often be offset by increased rental rates, however, a weak economic environment may restrict our ability to raise rental rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of June 30, 2008, our company had $150.6 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.12 billion bears interest at floating rates. As of June 30, 2008, interest rate caps have been purchased for $1.10 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at June 30, 2008 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2008	$1,600	$18,813	$20,413
2009	4,400	109,556	113,956
2010	36,413	22,194	58,607
2011	1,971	—	1,971
2012	2,160	—	2,160
Thereafter	233,481	—	233,481

Total	$280,025	$150,563	$430,588

Weighted average interest rate	7.61%	6.65%	7.27%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At June 30, 2008, our variable rate long-term debt represents 11.3% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 10% of the weighted average variable rate at June 30, 2008, the net impact would be increased interest costs of $1.1 million per year.

As of June 30, 2008, the fair value of our mortgage and other secured loans and unsecured loan aggregate $433.5 million, compared to the aggregate carrying value of $430.6 million.

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

Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Related to Our Properties and Our Business

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS, including our Austin Portfolio Joint Venture in which we invested through our joint venture with CalSTRS, provide us with substantial fee revenues. For the three and six months ended June 30, 2008, approximately 28.9% and 28.5%, respectively, of our revenue has been derived from fees earned from these relationships. We also expect in the future to earn fee revenues from the Green Fund as a result of CalSTRS’ investment in that partnership.

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

As of June 30, 2008, we hold interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

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

We may not be able to realize expected fees from the Austin Portfolio Joint Venture due to the failure to syndicate interests.

TPG/CalSTRS entered into a partnership agreement and syndication agreement with Lehman in relation to the Austin Portfolio Joint Venture that required us to assist Lehman in syndicating a significant portion of Lehman’s current equity position by June 1, 2008. As of June 30, 2008, 33% of Lehman’s original equity in the joint venture had been sold to an unrelated institutional investor. We and Lehman were unable to sell Lehman’s remaining equity to investors during the syndication period, and Lehman has not extended the syndication period. As a result of the failed syndication, Lehman retains certain control rights with respect to major decisions of the joint venture, and we may not receive certain fees, such as a promote and administration fees, on the unsold equity. In the event that Lehman is able to syndicate some or all of their remaining equity in the joint venture subsequent to June 1, 2008, we may be eligible to receive certain fees, subject to discretion by Lehman.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of June 30, 2008, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 32.0% of the rentable square feet of space, representing 55.7% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases the substantial majority of space at Two Commerce Square and accounted for approximately 10.4% of the total annualized rent generated by all of our consolidated and unconsolidated properties as of June 30, 2008. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 33.4% and 30.6% of total consolidated revenue for the three and six months ended June 30, 2008, respectively.

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

As of June 30, 2008, our total consolidated indebtedness is approximately $430.6 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $2.2 billion as of June 30, 2008. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property. We may need to incur significant additional debt to finance future acquisition and development activities. It is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our need for debt financing, our existing level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of June 30, 2008, $150.6 million of our consolidated debt and $1.12 billion of our unconsolidated debt was at variable interest rates. As of June 30, 2008, interest rate caps have been purchased for $1.10 billion of the unconsolidated floating rate loans.

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

As of June 30, 2008, leases representing 3.5% and 7.8% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in 2008 and 2009, respectively. Further, an additional 13.6% of the square feet of these properties was available for lease as of June 30, 2008. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. In particular, a significant amount of space at our Two Commerce Square property has historically been leased to Conrail. Approximately half or 375,000 square feet of this lease expired in June 2008 and the remaining half expires in June 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. We have entered into direct leases for 623,000 square feet of the Conrail space. The lease terms range from 5 months to 145 months. If we are unable to lease the remaining 130,000 square feet of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming the subtenants to the Conrail lease occupying that space exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $1.7 million in 2008 as compared to 2007, $1.7 million in 2009 as compared to 2008, and $2.4 million in 2010 as compared to 2009.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. During the second half of 2007 and first half of 2008, we experienced a significant tightening of the credit markets, and we may experience difficulty refinancing existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage. Any issuance of equity by our company will cause dilution to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $430.6 million of consolidated debt and $2.2 billion of unconsolidated debt as of June 30, 2008;

•	our current cash flow from operating activities, which reflects a use of cash of $ 2.4 million for the six months ended June 30, 2008;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

With respect to asbestos-containing materials present at our City National Plaza and Brookhollow properties, these materials have been removed or abated from certain tenant and common areas of the building structures. We continue to remove or abate asbestos-containing materials from various areas of the building structures and as of June 30, 2008, have accrued $2.2 million and $0.2 million for estimated future costs of such removal or abatement at City National Plaza and Brookhollow, respectively.

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

We and our Operating Partnership have agreed to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 28.2% of annualized rent for properties in which we hold an ownership interest as of June 30, 2008. This indemnification period will expire on October 13, 2013, which may be extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

As of June 30, 2008, Mr. Thomas owns or controls a significant interest in our Operating Partnership consisting of 14,496,666 units, or a 37.1% interest (including units beneficially owned by other senior executive officers) as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively hold an interest in Operating Partnership units and incentive units (vested and unvested) aggregating a 4.7% interest in our company.

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 38.3% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of June 30, 2008. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

At our company’s 2008 annual meeting of its stockholders held on June 12, 2008 in Los Angeles, California, our stockholders elected James A. Thomas (32,648,685 votes for and 2,403,088 votes against), R. Bruce Andrews (34,885,956 votes for and 165,817 votes against), Edward D. Fox (34,661,266 votes for and 390,507 votes against), Winston H. Hickox (34,885,956 votes for and 165,817 votes against), John L. Goolsby (34,885,956 votes for and 165,817 votes against), Randall L. Scott (32,624,335 votes for and 2,427,438 votes against), and John R. Sischo (32,624,335 votes for and 2,427,438 votes against), as directors of our company each to serve a one-year term expiring following our annual meeting in 2009. Stockholders also ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2008 (20,554,726 votes for and 381 votes against). In addition, stockholders approved the amendments of the Company’s 2004 Equity Incentive Plan (14,686,730 votes for and 5,868,377 votes against).

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

Dated: August 11, 2008

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer