Form 10-Q
period 2008-09-30
THOMAS PROPERTIES GROUP INC
filed 2008-11-10
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Common Stock, $.01 par value per share	23,853,904

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Land and improvements	$36,194	$35,499
Land improvements – development properties	104,538	85,253
Construction in progress	136,871	135,396
Buildings and improvements	265,188	259,031
Tenant improvements	42,804	59,804

	585,595	574,983
Less accumulated depreciation	(99,462)	(111,619)

	486,133	463,364
Investments in unconsolidated real estate entities	38,110	49,199
Cash and cash equivalents	78,474	126,647
Restricted cash	15,219	26,251
Rents and other receivables, net	4,527	2,352
Receivables from condominium sales contracts	19,170	—
Receivables from unconsolidated real estate entities	5,997	6,640
Deferred rents	10,894	14,696
Deferred leasing and loan costs, net	15,454	13,051
Other assets, net	17,190	18,692

Total assets	$691,168	$720,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$256,198	$257,278
Other secured loan	130,728	134,829
Unsecured loans	3,900	3,900
Accounts payable and other liabilities, net	53,116	74,733
Dividends and distributions payable	2,377	2,354
Due to affiliate	—	2,000
Prepaid rent	2,338	3,402

Total liabilities	448,657	478,496

Minority interests:
Unitholders in the Operating Partnership	95,492	95,245
Minority interests in consolidated real estate entities	3,838	4,581

Total minority interests	99,330	99,826

Commitments and contingencies
Stockholder’s equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 23,853,904 and 23,747,936 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	237	237
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 14,496,666 issued and outstanding as of September 30, 2008 and December 31, 2007	145	145
Additional paid-in capital	160,508	157,799
Retained deficit and dividends including $103 and $201 of other comprehensive loss as of September 30, 2008 and December 31, 2007, respectively	(17,709)	(15,611)

Total stockholders’ equity	143,181	142,570

Total liabilities and stockholders’ equity	$691,168	$720,892

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Rental	$7,482	$8,193	$23,317	$24,574
Tenant reimbursements	5,991	6,653	20,116	19,897
Parking and other	925	949	2,747	2,841
Investment advisory, management, leasing, and development services	1,799	7,070	5,570	10,909
Investment advisory, management, leasing, and development services - unconsolidated real estate entities	4,244	4,663	13,670	13,091
Reimbursement of property personnel costs	1,657	993	5,075	2,772
Condominium sales – percentage of completion	3,622	—	79,758	—

Total revenues	25,720	28,521	150,253	74,084

Expenses:
Rental property operating and maintenance	6,018	5,621	18,877	16,828
Real estate taxes	1,586	1,554	4,762	4,578
Investment advisory, management, leasing, and development services	4,142	3,303	12,520	9,471
Reimbursable property personnel costs	1,657	993	5,075	2,772
Cost of condominium sales – percentage of completion	3,113	—	62,228	—
Rent – unconsolidated real estate entities	65	61	191	181
Interest	5,803	4,362	13,740	12,405
Depreciation and amortization	2,948	2,669	8,498	8,776
General and administrative	4,173	4,477	13,556	12,992

Total expenses	29,505	23,040	139,447	68,003

Gain on sale of real estate	—	901	3,618	3,290
Early extinguishment of debt	—	—	255	—
Interest income	587	1,877	2,341	4,446
Equity in net loss of unconsolidated real estate entities	(3,968)	(4,834)	(9,108)	(9,366)
Minority interests – unitholders in the Operating Partnership	2,733	(1,372)	(3,126)	(1,720)
Minority interests in consolidated real estate entities	133	52	133	87

(Loss) income before benefit (provision) for income taxes	(4,300)	2,105	4,919	2,818
Benefit (provision) for income taxes	1,359	(1,834)	(2,695)	(2,152)

Net (loss) income	$(2,941)	$271	$2,224	$666

(Loss) earnings per share-basic	$(0.12)	$0.01	$0.09	$0.03
(Loss) earnings per share-diluted	$(0.12)	$0.01	$0.09	$0.03
Weighted average common shares-basic	23,701,294	23,626,645	23,681,997	19,522,069
Weighted average common shares-diluted	23,701,294	23,645,563	23,681,997	19,563,897

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,224	$666
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	(3,618)	(3,290)
Gain on sale of condominiums – closed units	(13,261)	—
Gain on sale of condominiums – units under contract	(4,269)	—
Equity in net loss of unconsolidated real estate entities	9,108	9,366
Deferred rents	3,113	4,384
Depreciation and amortization expense	8,498	8,776
Amortization of loan costs	237	245
Amortization of above and below market leases, net	(100)	(4)
Vesting of stock options, restricted stock and incentive units	2,459	2,916
Minority interests	2,993	1,633
Distributions from operations of unconsolidated real estate entities	224	3,422
Changes in assets and liabilities:
Rents and other receivables	(2,175)	(5,816)
Receivables – unconsolidated real estate entities	643	(2,654)
Deferred leasing and loan costs	(3,564)	(433)
Other assets	585	(6,591)
Deferred interest payable	1,445	133
Accounts payable and other liabilities	505	18,147
Prepaid rent	(1,064)	104
Deferred tax liability	—	(2,392)

Net cash provided by operating activities	3,983	28,612

Cash flows from investing activities:
Expenditures for improvements to real estate	(93,294)	(85,417)
Proceeds from sale of condominiums	51,135	—
Purchase of interests in consolidated entities	(4,000)	—
Purchase of interests in unconsolidated real estate entities	—	(18,438)
Return of capital from unconsolidated real estate entities	3,166	3,523
Contributions to unconsolidated real estate entities	(1,250)	(2,121)
Payments for purchase of naming rights	—	(750)
Change in restricted cash	11,032	(2,391)

Net cash used in investing activities	(33,211)	(105,594)

Cash flows from financing activities:
Proceeds from equity offering	—	139,818
Payment of offering costs	—	(431)
Payment for redemption of operating units	—	(33,646)
Payment of dividends to common stockholders and distributions to limited partners of the operating company	(7,087)	(6,204)
Proceeds from mortgage and other secured loans	64,706	54,873
Principal payments of mortgage and other secured loans	(76,369)	(11,039)
Minority interest distributions	(195)	(10)
Proceeds from exercise of stock options	—	320

Net cash (used in) provided by financing activities	(18,945)	143,681

Net (decrease) increase in cash and cash equivalents	(48,173)	66,699
Cash and cash equivalents at beginning of period	126,647	64,343

Cash and cash equivalents at end of period	$78,474	$131,042

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized	$19,603	$18,430
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the operating partnership	$23	$438
Investments in real estate included in accounts payable and other liabilities	$(9,229)	$7,942
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	18,559	—
Reclassification of minority interest for limited partnership units in the Operating Partnership from additional paid in capital	$840	$21,590
Receivables from condominium units under contract	$19,170	$—
Other comprehensive loss	$(98)	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Organization and Description of Business

The terms “Thomas Properties”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. together with our Operating Partnership, Thomas Properties Group, L.P. (the “Operating Company”).

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

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of September 30, 2008, we held a 61.0% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of September 30, 2008, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Construction substantially complete; Residential condominiums	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Core and shell construction of two office buildings complete; undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Site infrastructure in progress and undeveloped land; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California

Property	Type	Location
Unconsolidated properties:
2121 Market Street	Residential and Retail	PCBD
TPG/CalSTRS, LLC:
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park 22 I-III	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests contributed to the Operating Partnership by Mr. Thomas and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at TPGI Predecessor’s historical cost basis, except for the minority owners’ share. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred as though the entities had been combined at either the beginning of the period or inception. Prior to the Offering, Thomas Properties Group, Inc. and the Operating Partnership had no operations. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, were accounted for as a purchase, and the excess of the purchase price over the related historical cost basis was allocated to the assets acquired and liabilities assumed.

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

The interests in One Commerce Square (beginning June 1, 2004 through December 30, 2007), and Two Commerce Square (beginning October 13, 2004 through August 6, 2008), not owned by us are reflected as minority interest. On August 6, 2008 and December 31, 2007, we exercised our option to purchase the remaining 11% interest in Two Commerce Square and One Commerce Square, respectively, for $2.0 million each, resulting in our 100% ownership of Two Commerce Square and One Commerce Square. We are in process of allocating the purchase price of the 11% interest acquired in Two Commerce Square to the acquired tangible assets and identified intangible assets and liabilities as of September 30, 2008. We will do so in the fourth quarter of 2008.

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress will be transferred to land and improvements and buildings and improvements. We expect that our Murano and Four Points developments will be completed in the fourth quarter of 2008 at which time the costs will be transferred out of construction in progress. Included in land held for development and construction in progress is capitalized interest of $24.1 million and $16.3 million as of September 30, 2008 and December 31, 2007, respectively.

Condominium Sales-Percentage of Completion Method

We have one high-rise condominium project for which we use the percentage of completion accounting method to recognize revenues and costs. Under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), revenues and costs for projects are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not revert to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the costs of the project can be reasonably estimated. Revenues are recognized on the individual project’s aggregate value of units which have closed and units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. The total estimated costs of the project are allocated to these units on a relative sales value basis. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right to keep the deposit. As of September 30, 2008, there were three forfeitures totaling $254,000, of which $207,000 was recognized in 2008, and $47,000 was recognized in 2007.

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

Fair Value Measurements

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

Currently, we use interest rate caps, floors and collars to manage the interest rate risk of our investments in unconsolidated investments resulting from variable interest payments on our floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

The table below presents the assets and liabilities associated with our unconsolidated investments measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Assets
Interest rate contracts	$—	$8	$—	$8
Liabilities
Interest rate contracts	$—	$2,275	$—	$2,275

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“SFAS 157-1”). SFAS No. 157-1 amends SFAS 157, to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141 (R), “Business Combinations” (“SFAS 141R”), regardless of whether those assets and liabilities are related to leases. We are evaluating SFAS 157-1 and have not yet determined the impact the adoption will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141R, to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity. In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We are evaluating SFAS 141R and have not yet determined the impact the adoption will have on our financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us means our fiscal year 2008. We did not elect the fair value measurement option for any financial assets or liabilities.

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

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, and the TPG/CalSTRS properties. TPG/CalSTRS owns the following properties:

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

2500 City West land (purchased December 2005)

CityWestPlace (purchased June 2006)

Centerpointe I & II (purchased January 2007)

Fair Oaks Plaza (purchased January 2007)

TPG/CalSTRS also owns a 25% interest in the TPG-Austin Portfolio Syndication Partners JV LP (the “Austin Portfolio Joint Venture Properties”) which owns the following properties:

San Jacinto Center (purchased June 2007)

Frost Bank Tower (purchased June 2007)

One Congress Plaza (purchased June 2007)

One American Center (purchased June 2007)

300 West 6th Street (purchased June 2007)

Research Park Plaza I & II (purchased June 2007)

Park 22 I-III (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of September 30, 2008:

2121 Market Street	50.0%
TPG/CalSTRS, LLC:
City National Plaza	21.3	%(1)
All other properties, excluding Austin Portfolio Joint Venture Properties	25.0%
Austin Portfolio Joint Venture Properties	6.3%

(1)	During 2005, the accumulated losses and distributions for the minority owner equaled their contribution amount. As such, net income/loss is allocated to the Operating Partnership and CalSTRS.

Investments in unconsolidated real estate entities as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
TPG/CalSTRS:
City National Plaza	$(12,528)	$(9,168)
Reflections I	1,485	1,402
Reflections II	1,667	1,609
Four Falls Corporate Center	748	1,069
Oak Hill/Walnut Hill	461	700
Valley Square	(9)	(9)
San Felipe	3,639	4,450
2500 City West	1,140	1,962
Brookhollow Central I, II and III/Intercontinental Center	1,103	1,934
CityWestPlace	21,073	21,280
Centerpointe I, II	5,464	6,526
Fair Oaks Plaza	2,692	2,957
Austin Portfolio Investor	(1,456)	(472)
Frost Bank Tower	2,795	3,057
300 West 6th Street	2,323	2,611
San Jacinto Center	1,887	2,059
One Congress Plaza	2,285	2,587
One American Center	2,093	2,411
Stonebridge Plaza II	701	762
Park 22 I-III	662	671
Research Park Plaza I & II	846	1,002
Westech 360 I-IV	479	540
Great Hills Plaza	362	397
TPG/CalSTRS	48	51
2121 Market Street and Harris Building Associates	(1,850)	(1,189)

	$38,110	$49,199

The following is a summary of the investments in unconsolidated real estate entities for the nine months ended September 30, 2008:

Investment balance, December 31, 2007	$49,199
Contributions	1,250
Other comprehensive income	159
Equity in net loss	(9,108)
Distributions	(3,390)

Investment balance, September 30, 2008	$38,110

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

The total capital commitment to the joint venture was $353.3 million as of December 31, 2007, of which approximately $3.28 million and $1.13 million was unfunded by CalSTRS and us, respectively. On February 1, 2008, we revised our agreement with CalSTRS providing for $25 million in additional capital commitments, $18.75 million and $6.25 million from CalSTRS and us, respectively. As of September 30, 2008, there were unfunded capital commitments of approximately $18.3 million and $6.1 million by CalSTRS and us, respectively.

A buy-sell provision may be exercised by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to elect to either buy the initiating party’s interest or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. In addition, the minority owner of City National Plaza has the option to require the joint venture to purchase its interest for an amount equal to what would be payable to it upon liquidation of the asset at fair market value.

Following is summarized financial information for the unconsolidated real estate entities as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007.

Summarized Balance Sheets

	September 30, 2008	December 31, 2007
ASSETS
Investments in real estate, net	$2,321,848	$2,326,679
Land held for sale	3,809	3,418
Assets associated with discontinued operations	86	28
Receivables including deferred rents	68,294	62,954
Deferred leasing and loan costs, net	177,177	201,229
Other assets	119,704	129,308

Total assets	$2,690,918	$2,723,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$2,228,250	$2,162,556
Below market rents, net	85,095	99,002
Other liabilities	94,621	109,975
Obligations associated with discontinued operations	122	23

Total liabilities	2,408,088	2,371,556

Minority interest	—	—
Owner’s equity:
Thomas Properties, including $170 and $272 of other comprehensive loss as of September 30, 2008 and December 31, 2007, respectively	43,991	54,041
Other owners, including $2,251 and $2,612 of other comprehensive loss as of September 30, 2008 and December 31, 2007, respectively	238,839	298,019

Total owners’ equity	282,830	352,060

Total liabilities and owners’ equity	$2,690,918	$2,723,616

Summarized Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:	$78,071	$77,276	$240,628	$180,453

Expenses:
Operating and other expenses	44,306	41,330	126,316	98,258
Interest expense	30,710	37,314	95,410	81,278
Depreciation and amortization	32,184	33,742	94,990	69,973

Total expenses	107,200	112,386	316,716	249,509

Loss from continuing operations	(29,129)	(35,110)	(76,088)	(69,056)
Gain on sale of real estate	—	—	—	7,932
Minority interest	—	(27)	—	(78)
Loss from discontinued operations	(34)	(40)	(105)	(252)

Net loss	$(29,163)	$(35,177)	$(76,193)	$(61,454)

Thomas Properties’ share of net loss	(4,751)	(5,637)	(11,450)	(11,102)
Intercompany eliminations	783	803	2,342	1,736

Equity in net loss of unconsolidated real estate entities	$(3,968)	$(4,834)	$(9,108)	$(9,366)

Included in the preceding summarized balance sheets as of September 30, 2008 and December 31, 2007, are the following balance sheets of TPG/CalSTRS, LLC:

	September 30, 2008	December 31, 2007
ASSETS
Investments in real estate, net	$1,208,767	$1,194,028
Land held for sale	3,809	3,418
Assets associated with discontinued operations	86	28
Receivables including deferred rents	61,954	55,582
Investments in unconsolidated real estate entities	51,229	61,662
Deferred leasing and loan costs, net	93,850	104,132
Other assets	85,627	70,251

Total assets	$1,505,322	$1,489,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage and other secured loans	$1,301,851	$1,235,932
Other liabilities	71,830	83,914
Obligations associated with discontinued operations	122	23

Total liabilities	1,373,803	1,319,869

Minority interest	—	—
Member’s equity:
Thomas Properties, including $170 and $272 of other comprehensive loss as of September 30, 2008 and December 31, 2007, respectively	44,857	54,250
Other owners, including $521 and $2,612 of other comprehensive loss as of September 30, 2008 and December 31, 2007, respectively	86,662	114,982

Total members’ equity	131,519	169,232

Total liabilities and members’ equity	$1,505,322	$1,489,101

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues:	$903	$49,638	$27,530	$—	$78,071

Expenses:
Operating and other expenses	322	30,725	13,259	—	44,306
Interest expense	293	16,296	14,121	—	30,710
Depreciation and amortization	1,269	16,141	14,774	—	32,184

Total expenses	1,884	63,162	42,154	—	107,200

Loss from continuing operations	(981)	(13,524)	(14,624)	—	(29,129)
Equity in net loss of unconsolidated real estate entities	—	(3,544)	—	3,544	—
Minority interest	—	—	—	—	—
Loss from discontinued operations	—	(34)	—	—	(34)

Net income (loss)	$(981)	$(17,102)	$(14,624)	$3,544	$(29,163)

Thomas Properties’ share of net income (loss)	$(490)	$(3,436)	$(825)	$—	$(4,751)

Intercompany eliminations					783

Equity in net loss of unconsolidated real estate entities					$(3,968)

	Three months ended September 30, 2007
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues:	$1,519	$47,919	$27,838	$—	$77,276

Expenses:
Operating and other expenses	999	28,130	12,201	—	41,330
Interest expense	297	21,507	15,510	—	37,314
Depreciation and amortization	241	16,508	16,993	—	33,742

Total expenses	1,537	66,145	44,704	—	112,386

Loss from continuing operations	(18)	(18,226)	(16,866)	—	(35,110)
Equity in net loss of unconsolidated real estate entities	—	(4,308)	—	4,308	—
Minority interest	(27)	—	—	—	(27)
Loss from discontinued operations	—	(40)	—	—	(40)

Net income (loss)	$(45)	$(22,574)	$(16,866)	$4,308	$(35,177)

Thomas Properties’ share of net income (loss)	$(21)	$(4,585)	$(1,031)	—	$(5,637)

Intercompany eliminations					803

Equity in net loss of unconsolidated real estate entities					$(4,834)

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30, 2008
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues:	$2,724	$150,831	$87,073	$—	$240,628

Expenses:
Operating and other expenses	987	85,540	39,789	—	126,316
Interest expense	876	50,801	43,733	—	95,410
Depreciation and amortization	2,160	47,520	45,310	—	94,990

Total expenses	4,023	183,861	128,832	—	316,716

Loss from continuing operations	(1,299)	(33,030)	(41,759)	—	(76,088)
Equity in net loss of unconsolidated real estate entities	—	(10,330)	—	10,330	—
Minority interest	—	—	—	—	—
Income (loss) from discontinued operations	—	(105)	—	—	(105)

Net income (loss)	$(1,299)	$(43,465)	$(41,759)	$10,330	$(76,193)

Thomas Properties’ share of net income (loss)	$(649)	$(8,280)	$(2,521)	$—	$(11,450)

Intercompany eliminations					2,342

Equity in net loss of unconsolidated real estate entities					$(9,108)

	Nine months ended September 30, 2007
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues:	$4,392	$137,469	$38,592	$—	$180,453

Expenses:
Operating and other expenses	2,736	79,284	16,238	—	98,258
Interest expense	886	59,921	20,471	—	81,278
Depreciation and amortization	722	46,840	22,411	—	69,973

Total expenses	4,344	186,045	59,120	—	249,509

Income (loss) from continuing operations	48	(48,576)	(20,528)	—	(69,056)
Gain on sale of real estate	—	7,932	—	—	7,932
Equity in net loss of unconsolidated real estate entities	—	(5,273)	—	5,273	—
Minority interest	(78)	—	—	—	(78)
Income (loss) from discontinued operations	—	(252)	—	—	(252)

Net income (loss)	$(30)	$(46,169)	$(20,528)	$5,273	$(61,454)

Thomas Properties’ share of net income (loss)	$(15)	$(9,815)	$(1,272)	$—	$(11,102)

Intercompany eliminations					1,736

Equity in net loss of unconsolidated real estate entities					$(9,366)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Our share of owner’s equity recorded by unconsolidated real estate entities	$43,991	$54,041
Intercompany eliminations and other adjustments	(5,881)	(4,842)

Investments in unconsolidated real estate entities	$38,110	$49,199

4. Mortgage and Other Secured Loans

A summary of the consolidated properties’ outstanding mortgage and other secured loans as of September 30, 2008 is as follows:

Secured debt	Interest Rate	Outstanding Debt	Maturity Date
One Commerce Square mortgage loan (1)	5.7%	$130,000	1/6/2016
Two Commerce Square:
Mortgage Loan (2)	6.3	108,939	5/9/2013
Senior mezzanine loan (3) (4)	19.2	32,013	1/9/2010
Junior mezzanine loan (3) (5)	15.0	4,418	1/9/2010
Campus El Segundo mortgage loan (6)	6.5	17,259	10/10/2009
Four Points Centre construction loan (7)	4.7	24,941	6/11/2010
Murano construction loan (8)	7.3	69,356	7/31/2009

Total secured debt		$386,926

(1)	The mortgage loan is subject to interest only payments through January 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	These loans are guaranteed by Mr. Thomas up to an aggregate maximum of $7.5 million. We have agreed to indemnify Mr. Thomas in the event his guarantees are called upon.

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of September 30, 2008 was 19.2% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to a prepayment penalty in the amount of the greater of 3% of the principal amount or a yield maintenance premium. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)	The interest rate as of September 30, 2008 was 6.5% per annum. The loan has a one-year extension option at our election.

(7)	The interest rate as of September 30, 2008 was 4.7% per annum. The loan has two one-year extension options at our election subject to certain conditions. The first extension option and the second extension option are subject to achievement of 75% and 90% occupancy levels, respectively, and certain other conditions.

(8)	We may borrow an additional $13.2 million under this construction loan. This loan has two six-month extension options. The first extension option is conditional on the closing of 100 residential units, which has occurred. The interest rate for this loan as of September 30, 2008 was 7.3%.

The loan agreement for Two Commerce Square requires that all receipts collected from this property be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at September 30, 2008 and December 31, 2007 is $2,518,000 and $3,263,000, respectively, which has been deposited in the lockbox account.

As of September 30, 2008, principal payments due for the secured and unsecured outstanding debt are as follows:

2008	$800
2009	91,015
2010	61,399
2011	1,971
2012	2,160
Thereafter	233,481

$390,826

5. Unsecured Loan

In October 2005, we purchased the entire interest of our unaffiliated minority partner in TPG-El Segundo Partners, LLC, of which $3.9 million was financed with an unsecured loan from the former minority partner. As of September 30, 2008, there was $0.6 million in accrued interest payable related to this loan. The loan bears interest at 5% per annum. Principal and interest of $4.7 million will be payable at maturity on October 12, 2009.

6. Earnings (Loss) per Share and Dividends Declared

The following is a summary of the components used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Earnings available to common shares:	$(2,941)	$271	$2,224	$666

Weighted average common shares outstanding – basic	23,701,294	23,626,645	23,681,997	19,522,069
Potentially dilutive common shares (1)
Stock options	—	18,918	—	39,799
Restricted stock		—		2,029

Adjusted weighted average common shares outstanding - diluted	23,701,294	23,645,563	23,681,997	19,563,897

Earnings per share – basic	$(0.12)	$0.01	$0.09	$0.03

Earnings per share – diluted	$(0.12)	$0.01	$0.09	$0.03

Dividends declared per share	$0.06	$0.06	$0.18	$0.18

(1)	For the three and nine months ended September 30, 2008, the potentially dilutive shares were not included in the income per share calculation as their effect is antidilutive.

7. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. We have issued 1,303,336 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 23,853,904 shares of common stock, and 14,496,666 Units outstanding as of September 30, 2008, and 1,258,336 incentive units outstanding which were issued under our Incentive Plan, defined below.

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant.

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas:

Grant Date	Shares	Aggregate Value (in thousands)	Vesting Status
October 2004	46,667	$560	Fully vested
February 2006	60,000	740	See below
March 2007	100,000	1,580	See below
March 2008	100,000	855	See below

Issued from Inception to September 30, 2008	306,667	$3,735

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

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	2009 – see below

Issued from Inception to September 30, 2008	30,935	$382

The 5,968 shares granted will vest subject to the continued service of the directors up to and through the 2009 Annual Meeting of Stockholders. The holders of these shares have full voting rights and will receive any dividends paid.

As of September 30, 2008, there was $1,593,000 of total unrecognized compensation cost related to the nonvested restricted stock under both the Incentive Plan and Non-Employees Directors Plan. The cost is expected to be recognized over a weighted average period of 2.0 years. The weighted-average grant date fair value of restricted stock granted during the nine months ended September 30, 2008 was $8.63.

We recorded compensation expense totaling $280,000 and $784,000 for the vesting of the restricted stock grants for the three and nine months ended September 30, 2008, respectively, and $260,000 and $675,000 for the vesting of the restricted stock grants for the three and nine months ended September 30, 2007, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $119,000 and $333,000 for the three and nine months ended September 30, 2008, respectively, and $208,000 and $540,000 for the three and nine months ended September 30, 2007, respectively.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, which fully vested on October 13, 2007. In February 2006 we issued 120,000 incentive units to certain executives, which units will vest on the third anniversary of the grant date. In March 2007 we issued an additional 183,336 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In March 2008 we issued an additional 160,000 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In September 2008 we issued an additional 110,000 incentive units to a new executive, which vest over a three to five year period and are subject to market based performance measures as well as individual and Company goals.

For the three and nine months ended September 30, 2008, we recorded compensation expense of $513,000 and $1,507,000, respectively, and for the three and nine months ended September 30, 2007, we recorded compensation expense of $813,000 and $2,071,000, respectively, relating to the incentive units. As of September 30, 2008, there was $3,249,000 of unrecognized compensation cost related to incentive units. The weighted-average grant date fair value of incentive units granted in the nine months ended September 30, 2008 was $8.56.

Stock options

Under our Incentive Plan, we have 670,609 stock options outstanding as of September 30, 2008. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2008 and 2007:

	2008	2007
Expected dividend yield	2.9%	2.0%
Expected life of option	5 to 8 years	2 to 4 years
Risk-free interest rate	3.2%	4.4%
Expected stock price volatility	11%	15%

The following is a summary of stock option activity under our Incentive Plan as of September 30, 2008 and for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	501,197	$13.44
Granted	169,412	10.45
Forfeitures	—
Exercised	—

Outstanding at September 30, 2008	670,609	$12.74	7.0	—

Options exercisable at September 30, 2008	359,102	$12.72	7.0	—

As of September 30, 2008, there was $164,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.4 years. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2008 was $1.00. There were no options exercised during the three and nine months ended September 30, 2008.

We recorded compensation expense totaling $56,000 and $167,000 related to the stock options for the three and nine months ended September 30, 2008, respectively, and $67,000 and $169,000 related to the stock options for the three and nine months ended September 30, 2007, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $24,000 and $71,000 for the three and nine months ended September 30, 2008, respectively, and $54,000 and $135,000 for the three and nine months ended September 30,2007, respectively.

8. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of September 30, 2008, we held a 61% capital interest in the Operating Partnership. For the three and nine months ended September 30, 2008, we were allocated 61% of the income and losses from the Operating Partnership.

Our effective tax rate is 31.08% and 55.85% respectively, for the three and nine months ended September 30, 2008. The higher effective tax rate compared to the federal statutory rate of 35% is primarily due to the amortization of the incentive units granted which are an expense for financial reporting purposes but are not deductible for tax purposes and the interest expense recorded during the quarter related to the Company’s unrecognized tax benefits.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and nine months ended September 30, 2008, we recorded $148,000 ($96,000, net of federal benefit) and $529,000 ($344,000, net of federal benefit), of accrued interest related to unrecognized tax benefits as a component of income tax expense. We have not recorded any penalties with respect to unrecognized tax benefits.

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

Our estimates of the fair value of financial instruments at September 30, 2008 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of September 30, 2008, the fair value of our mortgage and other secured loans and unsecured loan aggregates $395.0 million, compared to the aggregate carrying value of $390.8 million.

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

CityWestPlace (as of June 2006, the date of acquisition)

CityWestPlace land (as of June 2006, the date of acquisition)

Centerpointe I & II (as of January 2007, the date of acquisition)

Fair Oaks Plaza (as of January 2007, the date of acquisition)

TPG/CalSTRS, LLC also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties (“Austin Portfolio Joint Venture Properties”):

San Jacinto Center (as of June 2007, the date of acquisition)

Frost Bank Tower (as of June 2007, the date of acquisition)

One Congress Plaza (as of June 2007, the date of acquisition)

One American Center (as of June 2007, the date of acquisition)

300 West 6th Street (as of June 2007, the date of acquisition)

Research Park Plaza I & II (as of June 2007, the date of acquisition)

Park 22 I-III (as of June 2007, the date of acquisition)

Great Hills Plaza (as of June 2007, the date of acquisition)

Stonebridge Plaza II (as of June 2007, the date of acquisition)

Westech 360 I-IV (as of June 2007, the date of acquisition)

Comparison of three months ended September 30, 2008 to three months ended September 30, 2007

Rental revenues. Rental revenue decreased $0.7 million, or 9% to $7.5 million for the three months ended September 30, 2008 compared to $8.2 million for the three months ended September 30, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet. Approximately 65% of the space has been leased to former subtenants or new tenants at current market rates, which are lower than the expired lease rates.

Tenant reimbursements. Tenant reimbursements decreased $0.7 million, or 10%, to $6.0 million for the three months ended September 30, 2008 compared to $6.7 million for the three months ended September 30, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants or new tenants that are now direct tenants.

Parking and other revenues. Parking and other revenues remained consistent at $0.9 million for each of the three month periods ended September 30, 2008 and 2007.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $5.3 million, or 75%, from $7.1 million for the three months ended September 30, 2007 to $1.8 million for the three months ended September 30, 2008. The decrease was primarily related to a disposition incentive fee of $5.4 million that was earned in 2007.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services from unconsolidated real estate entities decreased by $0.4 million, or 11%, from $4.7 million for the three months ended September 30, 2007 to $4.2 million for the three months ended September 30, 2008 due to a decrease in lease commission revenue at City National Plaza for the three months ended September 30, 2008, which had leasing activity equaling approximately 17,000 square feet of net absorption compared to 133,000 square feet of net absorption in the three months ended September 30, 2007. Additionally, we had higher lease commission revenue at our CityWestPlace project in the three months ended September 30, 2007 compared to the corresponding period in 2008. These decreases in lease commission revenue were offset by additional leasing activity at our Austin Portfolio Joint Venture Properties in the three months ended September 30, 2008 equaling approximately 113,000 square feet of net absorption compared to negative absorption of approximately 14,000 square feet in the three months ended September 30, 2007.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The increase of $0.7 million or 70% to $1.7 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007 was primarily a result of an increase in salaries and employment related costs related to the Austin Portfolio Joint Venture Properties acquired in June 2007, which reached full staffing levels by the quarter ended September 30, 2007.

Condominium sales – percentage of completion. This caption represents the revenue recognized on the percentage of completion method of accounting of the Murano condominium units and parking spaces which closed or were under a binding sales contract as of September 30, 2008. As of September 30, 2008, we had closed the sale of 101 units and 94 parking spaces and had an additional 24 units and 28 parking spaces under contract of sale, for which we recognized revenue of $3.6 million for the three months ended September 30, 2008. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Rental property operating and maintenance expense. Rental property operating and maintenance increased by $0.4 million, or 7%, to $6.0 million for the three months ended September 30, 2008 compared to $5.6 million for the three months ended September 30, 2007. The increase was primarily a result of an increase in certain operating expenses and marketing and other expenses related to our completed development properties.

Real estate taxes. Real estate taxes remained consistent at $1.6 million for each of the three month periods ended September 30, 2008 and 2007.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $0.8 million, or 24%, to $4.1 million for the three months ended September 30, 2008 compared to $3.3 million for the three months ended September 30, 2007, primarily as a result of an increase in the use of consultants for both our third party development and property management services business as well as the asset management services we provide to our joint venture portfolio.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The increase of $0.7 million or 70% to $1.7 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007 was primarily a result of an increase in salaries and employment related costs related to the Austin Portfolio Joint Venture Properties acquired in June 2007, which reached full staffing levels by the quarter ended September 30, 2007.

Cost of condominium sales – percentage of completion. This caption represents the cost recognized on the percentage of completion method of accounting for the Murano condominium units and parking spaces which closed or were under a binding sales contract as of September 30, 2008. As of September 30, 2008, we had closed the sale of 101 units and 94 parking spaces and had an additional 24 units and 28 parking spaces under contract of sale, for which we recognized cost of sales of $3.1 million for the three months ended September 30, 2008. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Rent – unconsolidated entities. Rent – unconsolidated entities remained consistent for each of the three month periods ended September 30, 2008 and 2007.

Interest expense. Interest expense increased by $1.4 million, or 32%, to $5.8 million for the three month period ended September 30, 2008 from $4.4 million for the three month period ended September 30, 2007. The increase in interest expense is primarily attributable to interest costs no longer being capitalized on Murano and our Four Points office buildings due to the substantial completion of development on these projects during the quarter ended June 30, 2008 and the quarter ended September 30, 2008, respectively.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.2 million or 7% to $2.9 million for the three months ended September 30, 2008 compared to $2.7 million for the three months ended September 30, 2007 due to normal activity at Commerce Square.

General and administrative. General and administrative expense decreased by $0.3 million, or 7%, to $4.2 million for the three months ended September 30, 2008 compared to $4.5 million for the three months ended September 30, 2007. The decrease was primarily a result of revisions to estimated bonuses and a decrease in compensation expense related to incentive units granted to executives.

Gain on sale of real estate. Gain on sale of real estate decreased by $0.9 million, or 100%, from $0.9 for the three months ended September 30, 2007 to $0 for the three months ended September 30, 2008 due to the full recognition of deferred gain upon completion of infrastructure costs related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006.

Interest income. Interest income decreased by $1.3 million, or 68%, to $0.6 million for the three months ended September 30, 2008 compared to $1.9 million for the three months ended September 30, 2007 primarily due to declining investment balances and lower interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Revenue	$78,071	$77,276
Operating and other expenses	(44,306)	(41,330)
Interest expense	(30,710)	(37,314)
Depreciation and amortization	(32,184)	(33,742)
Minority interest	—	(27)
Loss from discontinued operations	(34)	(40)

Net loss	$(29,163)	$(35,177)

Thomas Properties’ share of net loss	$(4,751)	$(5,637)
Intercompany eliminations	783	803

Equity in net loss of unconsolidated real estate entities	$(3,968)	$(4,834)

Aggregate revenue increased due to an increase in occupancy for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Aggregate operating and other expenses for unconsolidated real estate entities for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 increased primarily due to an increase of $1.3 million in utilities expense and $1.7 million in real estate taxes related to the acquisition of the Austin Portfolio Joint Venture Properties in June 2007. Interest expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased primarily due to declining interest rates. Depreciation and amortization for unconsolidated real estate entities decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to certain intangible assets related to the purchase of the Austin Portfolio Joint Venture Properties becoming fully amortized.

Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007

Rental revenues. Rental revenue decreased $1.3 million, or 5%, to $23.3 million for the nine months ended September 30, 2008 compared to $24.6 million for the nine months ended September 30, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet. Approximately 65% of the space has been leased to former subtenants or new tenants at current market rates, which are lower than the expired lease rates.

Tenant reimbursements. Tenant reimbursements remained consistent at $20 million for each of the nine months ended September 30, 2007 and September 30, 2008.

Parking and other revenues. Parking and other revenues remained consistent for each of the nine month periods ended September 30, 2008 and 2007.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $5.3 million, or 49%, from $10.9 million for the nine months ended September 30, 2007 to $5.6 million for the nine months ended September 30, 2008. The decrease was primarily related to a disposition incentive fee of $5.4 million that was earned in 2007.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services from unconsolidated real estate entities increased by $0.6 million, or 5%, to $13.7 million for the nine months ended September 30, 2008 compared to $13.1 million for the nine months ended September 30, 2007. This increase was primarily a result of an increase in fee income of $3.5 million related to the Austin Portfolio Joint Venture Properties acquired in June 2007 and an increase of $0.4 million in fee income related to the rest of the portfolio, which was offset by a decrease in acquisition fees of $1.7 million related to the property investments in Fairfax, Virginia acquired in January 2007, and Austin, Texas acquired in June 2007 as well as a decrease of $1.6 million in leasing commissions primarily related to our Houston portfolio and City National Plaza.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The increase of $2.3 million or 82% to $5.1 million for the nine months ended September 30, 2008 compared to $2.8 million for the nine months ended September 30, 2007 was primarily a result of an increase in personnel as a result of the acquisition of the Austin Portfolio Joint Venture Properties in June 2007 resulting in a full nine months in 2008 compared to four months in 2007.

Condominium sales – percentage of completion. This caption represents the revenue recognized on the percentage of completion method of accounting of the Murano condominium units and parking spaces which closed or were under a binding sales contract as of September 30, 2008. As of September 30, 2008, we had closed the sale of 101 units and 94 parking spaces and had an additional 24 units and 28 parking spaces under contract of sale, for which we recognized revenue of $80 million. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Rental property operating and maintenance expense. Rental property operating and maintenance increased by $2.1 million, or 13%, to $18.9 million for the nine months ended September 30, 2008 compared to $16.8 million for the nine months ended September 30, 2007. The increase was primarily a result of increases in certain operating expenses, increased bad debt charges, wind down costs associated with closing a restaurant at Commerce Square, and marketing and other expenses related to our completed development properties.

Real estate taxes. Real estate taxes remained consistent for each of the nine month periods ended September 30, 2008 and 2007.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $3.0 million, or 32%, to $12.5 million for the nine months ended September 30, 2008 compared to $9.5 million for the nine months ended September 30, 2007, an increase in the use of consultants for accounting software improvements and our third party development services business and legal fees related to our investment in the Green Fund offset by a decrease in our third party leasing costs in Houston due to lower leasing volume in 2008 compared to 2007.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The increase of $2.3 million or 82% to $5.1 million for the nine months ended September 30, 2008 compared to $2.8 million for the nine months ended September 30, 2007 was primarily a result of an increase in salaries and employment related costs related to the Austin Portfolio Joint Venture Properties acquired in June 2007, resulting in a full nine months in 2008 compared to four months in 2007.

Cost of condominium sales – percentage of completion. This caption represents the cost recognized on the percentage of completion method of accounting for the Murano condominium units and parking spaces which closed or were under a binding sales contract as of September 30, 2008. As of September 30, 2008, we had closed the sale of 101 units and 94 parking spaces and had an additional 24 units and 28 parking spaces under contract of sale, for which we recognized cost of sales of $62.2 million. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Rent – unconsolidated entities. Rent – unconsolidated entities remained consistent for each of the nine month periods ended September 30, 2008 and 2007.

Interest expense. Interest expense increased by $1.3 million, or 11%, to $13.7 million for the nine months ended September 30, 2008 from $12.4 million for the nine months ended September 30, 2007. The increase in interest expense is primarily attributable to interest costs no longer being capitalized on Murano and our Four Points office buildings due to the substantial completion of development on these projects during the nine months ended September 30, 2008.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.3 million, or 3% to $8.5 million for the nine month period ended September 30, 2008 from $8.8 million for the nine months ended September 30, 2008. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square.

General and administrative. General and administrative expense increased by $0.6 million, or 5%, to $13.6 million for the nine months ended September 30, 2008 from $13.0 million for the nine months ended September 30, 2007. The increase was primarily due to higher compensation costs due to an increase in the number of personnel, an increase in consultant costs to implement accounting software initiatives, offset by a decrease in compensation expense related to incentive units granted to executives.

Gain on sale of real estate. Gain on sale of real estate for both the nine month periods ended September 30, 2008 and September 30, 2007 related to recognition of deferred gain upon completion of infrastructure costs related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006.

Interest income. Interest income decreased by $2.1 million, or 47%, to $2.3 million for the nine months ended September 30, 2008 compared to $4.4 million for the nine months ended September 30, 2007 primarily due to declining investment balances and lower interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Revenue	$240,628	$180,453
Operating and other expenses	(126,316)	(98,258)
Interest expense	(95,410)	(81,278)
Depreciation and amortization	(94,990)	(69,973)
Minority interest	—	(78)
Gain on sale of real estate	—	7,932
Loss from discontinued operations	(105)	(252)

Net loss	$(76,193)	$(61,454)

Thomas Properties’ share of net loss	$(11,450)	$(11,102)
Intercompany eliminations	2,342	1,736

Equity in net loss of unconsolidated real estate entities	$(9,108)	$(9,366)

Aggregate revenue, operating and other expenses, interest expense and depreciation and amortization for unconsolidated real estate entities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 increased primarily due to the acquisition of the Austin Portfolio Joint Venture Properties in June 2007. Gain on sale of real estate decreased by $7.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the sale of Intercontinental Center in 2007.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of September 30, 2008, we have unrestricted cash and cash equivalents of $78.5 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit.

As of September 30, 2008, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $6.1 million; (2) the Thomas High Performance Green Fund, an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million; and (3) the UBS North American Property Fund, an investment fund formed by us and UBS Wealth Management-North American Property Fund Limited, of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund to implement tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007 We estimate we will fund the entire $6.1 million in 2009. Our requirement to fund all or a portion of our commitments to the Thomas High Performance Green Fund and the UBS North American Property Fund is subject to our identifying properties to acquire that are mutually acceptable to us, and our partners. Our cash requirements for the Green Fund could be reduced by contributions by us to the fund of assets in which we have an interest.

We intend to declare and pay annual dividends on our common stock. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Two Commerce Square is subject to debt financing with lock-box arrangements. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the lock-box arrangements established for the existing lenders for the property. In addition, all of our properties held in our joint venture with CalSTRS are subject to debt financing with a lockbox arrangements. With respect to our joint venture properties, we do not control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties.

Development and Redevelopment Projects

We currently own interests in four development projects and our joint venture with CalSTRS includes six redevelopment properties and two development sites. We have substantially completed construction and received certificates of occupancy for all of the units at Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia. We closed sales on 101 units and 94 parking spaces as of September 30, 2008 and had an additional 24 units and 28 parking spaces under contract of sale. Under the percentage-of-completion method of accounting, we recognized a gain on sale of approximately $17.5 million for the nine months ended September 30, 2008. During the third quarter 2008, we completed the core and shell construction of two office buildings totaling approximately 192,000 square feet at Four Points Centre. We are presently entitling approximately 14.4 acres in Los Angeles, California, for office, production facility, residential and retail uses. The project, called Metro Studio@Lankershim, will include approximately 1.5 million square feet. Upon completion of entitlements, we expect to enter into a long-term ground lease with the Los Angeles County Metropolitan Transportation Authority, which owns the land. Also, we have been engaged by NBC/Universal to entitle, master plan and have a right of first offer to develop 124 acres located adjacent to Universal City in Los Angeles for the development of a residential and retail town center. We anticipate completing the development of these projects as market feasibility permits. We also anticipate seeking to mitigate development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In 2006, we refinanced the loan for City National Plaza, which provides proceeds to cover the estimated future redevelopment costs for this property. Construction of the Murano was financed in part with a construction loan up to $142.5 million. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan has a balance of $69.4 million as of September 30, 2008 and we had additional borrowing capacity of $13.2 million. The development at Four Points is financed in part with a construction loan up to $42.7 million. Presently, we have not obtained construction financing for the development at Campus El Segundo. If we finance these development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, we also own One Commerce Square and Two Commerce Square. These properties are substantially leased and have stabilized cash flows. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. Based upon historical expenditure levels, the leasing activity for the properties and the current rent roll, we anticipate incurring expenditures of approximately $8.6 million in capital improvements, tenant improvements, and leasing commissions for the One Commerce Square and Two Commerce Square properties collectively during 2008 through 2010.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at September 30, 2008 is as follows (in thousands):

	Payments Due by Period
	Remainder of 2008	2009		2010		2011	2012	Thereafter	Total
Regularly scheduled principal payments	$800	$500		$492		$1,971	$2,160	$5,826	$11,749
Balloon payments	—	90,515	(1)	60,907	(2)	—	—	227,655	379,077
Interest payments – fixed rate debt	5,232	21,757		14,912		14,290	14,205	24,806	95,202
Interest payments – variable rate debt (3)	—	—		—		—	—	—	—
Capital commitments (4)	3,378	10,526		857		—	—	—	14,761
Operating lease (5)	32	53		—		—	—	—	85
FIN 48 obligations, including interest and penalties (6)	—	—		—		—	—	—	—

Total	$9,442	$123,351		$77,168		$16,261	$16,365	$258,287	$500,874

(1)	The debt maturing in 2009 includes a $69.4 million construction loan that has two six-month extension options, the first of which is conditional on the closing of 100 residential units, which has occurred, and a $17.3 million dollar loan that has a one-year extension option at our election.

(2)	The debt maturing in 2010 includes a $24.9 million construction loan that has two one-year extension options at our election subject to certain conditions.

(3)	As of September 30, 2008, 71.5% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 28.5% of our debt bears interest at variable rates based on the prime rate or LIBOR plus a spread that ranges from 1.5% to 4.0%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what prime and LIBOR rates will be in the future. As of September 30, 2008, the one-month LIBOR was 3.93% and the prime rate was 5.00%.

(4)	Capital commitments of our company and consolidated subsidiaries include approximately $8.6 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $6.1 million to our TPG/CalSTRS joint venture, which we estimate we will fund the entire amount in 2009. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund to implement tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(5)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options.

(6)	The FIN 48 obligations in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment for these obligations. As of September 30, 2008, $16.8 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if and when such amounts may be settled. We have recorded $1.3 million of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of September 30, 2008, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties as of September 30, 2008 (in thousands). We have not guaranteed any of the debt.

	Interest Rate	Principal Amount	Maturity Date
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07%(2)(3)	$355,300	7/17/2009
Senior mezzanine loan-Note A (4)	LIBOR + 2.59%(2)(3)	60,661	7/17/2009
Senior mezzanine loan-Note B	LIBOR + 1.90%(2)(3)	24,000	7/17/2009
Senior mezzanine loan-Note C	LIBOR + 2.25%(2)(3)	24,000	7/17/2009
Senior mezzanine loan-Note D	LIBOR + 2.50%(2)(3)	24,000	7/17/2009
Senior mezzanine loan-Note E	LIBOR + 3.05%(2)(3)	22,700	7/17/2009
Junior mezzanine loan (5)	LIBOR + 5.00%(2)(3)	51,996	7/17/2009
CityWestPlace
Fixed	6.16%	121,000	7/6/2016
Floating	LIBOR + 1.25%(2)(6)	92,400	7/1/2009
San Felipe Plaza
Mortgage loan - Note A	5.28%	101,500	8/11/2010
Mortgage loan - Note B (7)	LIBOR + 3.00%	16,200	8/11/2010
2500 City West
Mortgage loan-Note A	5.28%	70,000	8/11/2010
Mortgage loan-Note B (8)	LIBOR + 3.00%	11,378	8/11/2010
Brookhollow Central I, II and III
Mortgage loan-Note A	LIBOR + 0.44%(2)(3)	24,154	8/9/2009
Mortgage loan-Note B	LIBOR + 4.25%(2)(3)	19,443	8/9/2009
Mortgage loan-Note C	LIBOR + 4.86%(2)(3)	16,746	8/9/2009
Four Falls Corporate Center
Mortgage loan-Note A	5.31%	42,200	3/6/2010
Mortgage loan-Note B (9)	LIBOR + 3.25%(2)(10)	9,867	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	5.31%	35,300	3/6/2010
Mortgage loan-Note B (9)	LIBOR + 3.25%(2) (10)	9,152	3/6/2010
2121 Market Street mortgage loan (11)	6.05%	18,900	8/1/2033
Reflections I mortgage loan	5.23%	22,262	4/1/2015
Reflections II mortgage loan	5.22%	9,275	4/1/2015
Centerpointe I & II
Senior mortgage loan	LIBOR + 0.60%(2)	55,000	2/9/2009
Mezzanine loan (Note A) (12) (13)	LIBOR + 1.51%(2)	14,181	2/9/2009
Mezzanine loan (Note B) (12) (14)	LIBOR + 4.79%(2)	12,263	2/9/2009
Mezzanine loan (Note C) (12) (15)	LIBOR + 3.26%(2)	12,572	2/9/2009
Fair Oaks Plaza (16)	5.52%	44,300	2/9/2017

Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A	6.05%	43,000	6/11/2017
Mortgage loan-Note B	6.05%	58,000	6/11/2017
Frost Bank Tower
Mortgage loan-Note A	6.06%	61,300	6/11/2017
Mortgage loan-Note B	6.06%	88,700	6/11/2017
One Congress Plaza
Mortgage loan-Note A	6.08%	57,000	6/11/2017
Mortgage loan-Note B	6.08%	71,000	6/11/2017
One American Center
Mortgage loan-Note A	6.03%	50,900	6/11/2017
Mortgage loan-Note B	6.03%	69,100	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017
Research Park Plaza I & II
Senior mortgage loan	LIBOR + 0.55%(2)(17)	23,560	6/9/2009
Mezzanine loan	LIBOR + 2.01%(2)(17)	27,940	6/9/2009
Stonebridge Plaza II
Senior mortgage loan	LIBOR + 0.63%(2)(17)	19,800	6/9/2009
Mezzanine loan	LIBOR + 1.76%(2)(17)	17,700	6/9/2009
Austin Bank Term Loan	LIBOR + 3.25%(18)(19)	192,500	6/1/2013
Revolving Credit Facility	(20)	—	6/1/2012

Subtotal - Austin, TX Portfolio		$907,500

Total outstanding debt of unconsolidated properties		$2,228,250

The LIBOR rate for the loans above was 3.9% at September 30, 2008.

(1)	The City National Plaza loans collectively have maximum borrowings of $580 million. The senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to .25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to .50% of the loan amount. Under certain circumstances all of the exit fees will be waived.

(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(3)	These loans have a one-year extension option at our election.

(4)	TPG/CalSTRS may borrow an additional $9.3 million.

(5)	TPG/CalSTRS may borrow an additional $8.0 million.

(6)	This loan has two one-year extension options at our election.

(7)	This loan has been fully funded as of September 30, 2008.

(8)	TPG/CalSTRS may borrow an additional $4.1 million under this loan.

(9)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived.

(10)	These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of September 30, 2008, one month LIBOR exceeds 2.25%, per annum.

(11)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan.

(12)	The loans are subject to exit fees of up to 1.0% through February 9, 2009. The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The effective interest rate on the mezzanine loans as of September 30, 2008 was 6.92% per annum. The weighted average interest rate on all of the loans was 5.52% per annum. All of these loans have three one-year extension options at our election.

(13)	TPG/CalSTRS may borrow an additional $10.8 million under this loan.

(14)	TPG/CalSTRS may borrow an additional $9.4 million under this loan.

(15)	TPG/CalSTRS may borrow an additional $9.6 million under this loan.

(16)	This loan may be defeased in full after three years (or January 31, 2010), or prepaid in full after 9 years and 8 months (or October 2016).

(17)	These loans have three one-year extension options at our election.

(18)	The Austin Portfolio Joint Venture entered into an interest rate collar agreement for 50% of the loan balance, or $96.25 million, in which we bought a cap and sold a floor.

(19)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture Properties, a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture Properties and guarantees of certain other Austin Portfolio Joint Venture Properties.

(20)	The Austin Portfolio Joint Venture has a $100 million secured revolving credit commitment to fund future capital requirements, bearing interest at LIBOR plus 3.25%. The margin above LIBOR on this facility is subject to adjustment under certain circumstances. On September 17, 2008, we submitted a borrowing notice with respect to the full $100 million available under the revolving credit facility, which was not funded. It is our understanding that Lehman Brothers Holdings, Inc., the parent of the lead arranger and the administrative agent of this facility, as well as the administrative agent itself have filed for bankruptcy protection.

Cash Flows

Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007

Cash and cash equivalents (including restricted cash) were $93.7 million as of September 30, 2008 and $152.9 million as of September 30, 2007.

Operating Activities - Net cash (used in) provided by operating activities decreased by $24.6 million to $4.0 million for the nine months ended September 30, 2008 compared to $28.6 million for the nine months ended September 30, 2007. The decrease was primarily the result of a gain on sale related to the sale of condominium units of $17.5 million, decrease in distributions for services provided to unconsolidated real estate entities of $3.2 million and a $1.3 decrease in deferred rents. Further, there was a decrease in assets and liabilities of $4.1 million primarily related to a decrease in accrued liabilities resulting from a decrease in Murano security deposits, offset by an increase in net income of $1.5 million, from $0.7 million for the nine months ended September 30, 2007 to $2.2 million for the nine months ended September 30, 2008.

Investing Activities - Net cash used in investing activities increased by $72.4 million to $(33.2) million for the nine months ended September 30, 2008 compared to $(105.6) million for the nine months ended September 30, 2007. The increase was primarily the result of $51.1 million in proceeds from sales of our Murano condominium units for the nine months ended September 30, 2008, a $13.4 million increase in restricted cash, an increase of $0.8 million related to the purchase of naming rights for the soccer field at Campus El Segundo and our equity investment of $18.4 million in the Austin Portfolio Joint Venture Properties in 2007. The increases were offset primarily due to uses of cash for increased expenditures of $7.9 million on our Murano, Four Points Center, Campus El Segundo and MetroStudio@Lankershim development projects as well as $2.0 million to purchase the remaining interest in One Commerce Square and $2.0 million to purchase the remaining interest in Two Commerce Square.

Financing Activities - Net cash (used in) provided by financing activities decreased by $162.6 million to $(18.9) million for the nine months ended September 30, 2008 compared to $143.7 million for the nine months ended September 30, 2007. The decrease was primarily the result of net equity proceeds of $139.4 million offset by redemption payments of $33.6 million in April 2007. The decrease was also due to an increase of $0.9 million in dividend payments, principal payments on the Murano construction loan and the loan secured by our preferred equity interest in Murano totaling $65.3 million in the nine months ended September 30, 2008, offset by increased borrowings on our Murano and Four Points Center construction loans of $9.8 million in the nine months ended September 30, 2008.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. We have one multi-family residential rental property and are substantially complete with construction on Murano, a high-rise residential tower in Philadelphia. The existing residential property is located in the Philadelphia central business district and subject to short-term leases. Inflationary increases can often be offset by increased rental rates, however, a weak economic environment may restrict our ability to raise rental rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2008, our company had $111.6 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.14 billion bears interest at floating rates. As of September 30, 2008, interest rate caps have been purchased for $1.11 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at September 30, 2008 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2008	$800	$—	$800
2009	4,400	86,615	91,015
2010	36,458	24,941	61,399
2011	1,971	—	1,971
2012	2,160	—	2,160
Thereafter	233,481	—	233,481

Total	$279,270	$111,556	$390,826

Weighted average interest rate	7.6%	6.7%	7.3%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At September 30, 2008, our variable rate long-term debt represents 28.5% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 11.4% of the weighted average variable rate at September 30, 2008, the net impact would be increased interest costs of $0.8 million per year.

As of September 30, 2008, the fair value of our mortgage and other secured loans and unsecured loan aggregate $395.0 million, compared to the aggregate carrying value of $390.8 million.

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

Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. From time to time, we may make changes in our company’s internal control processes in the future.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Our Properties

We generate a significant portion of our revenues as a result of our relationships with CalSTRS. If we were to lose these relationships, our financial results and growth prospects would be significantly negatively affected.

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS, including the Austin Portfolio Joint Venture in which we invested through our joint venture with CalSTRS, provide us with substantial fee revenues. For the three and nine months ended September 30, 2008, approximately 23.8% and 13.3%, respectively, of our revenue has been derived from fees earned from these relationships. We may also earn fee revenues in the future from the Green Fund as a result of CalSTRS’ investment in that partnership.

We cannot assure you that our relationships with CalSTRS will continue and we may not be able to replace these relationships with other strategic alliances that would provide comparable revenues. Our interest in TPG/CalSTRS is subject to a buy-sell provision, and is subject to purchase by CalSTRS upon the occurrence of certain events. Under the buy-sell provision either our Operating Partnership or CalSTRS can initiate a buy-out by delivering a notice to the other specifying a purchase price for all the joint venture’s assets; the other venture partner then has the option to sell its joint venture interest or purchase the interest of the initiating venture partner. The purchase price is based on what each venture partner would receive on liquidation if the joint venture’s assets were sold for the specified price and the joint venture’s liabilities paid and the remaining assets distributed to the joint venture partners. In addition, CalSTRS has the ability to initiate this provision upon certain events of default by us under the joint venture agreement or related management and development agreements or upon bankruptcy of our Operating Partnership, or upon the death or disability of either James A. Thomas, our Chairman, President and CEO, or John R. Sischo, one of our Executive Vice Presidents, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (a “Buyout Default”), or upon any transfer of stock of our company or limited partnership units in our Operating Partnership resulting in Mr. Thomas, his immediate family and controlled entities owning less than 30% of our securities entitled to vote for the election of directors. Upon the occurrence of a Buyout Default by the Company, CalSTRS may elect to purchase our joint venture interest based on a three percent discount to the appraised fair market value.

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

We hold interests in each of our operating properties in a joint venture or partnership. As a result, with the exception of One Commerce Square and Two Commerce Square, we do not exercise sole decision-making authority regarding the property, joint venture or other entity, including with respect to cash distributions or the sale of the property. Furthermore, we expect to co-invest in the future through other partnerships, joint ventures or other entities, acquiring non-controlling interests or in sharing responsibility for managing the affairs of a property, partnership or joint venture. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks including partners who may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers such as if a partner or co-venturer were to become bankrupt and default on its reimbursement and contribution obligations to us, were to subject property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement or were to incur debts or liabilities on behalf of the partnership or joint venture in excess of the authority otherwise granted by the partnership or joint venture agreement. In some joint ventures or other investments we make, if the entity in which we invest is a limited partnership, we have acquired and may acquire in the future all or a portion of our interest in such partnership as a general partner. In such event, we may be liable for all the liabilities of the partnership, although we attempt to limit such liability to our investment in the partnership by investing through a subsidiary.

Our joint venture partners have rights under our joint venture agreements that could adversely affect us.

As of September 30, 2008, we hold interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers, Inc. in relation to the Austin Portfolio Joint Venture. That agreement required us to assist the Lehman affiliate that was the primary equity holder in the joint venture with syndicating a substantial portion of the entity’s equity position by June of this year. As of September 30, 2008, 33% of the Lehman affiliate’s original equity in the joint venture had been sold to an unrelated institutional investor. We and Lehman were unable to sell the Lehman affiliate’s remaining equity to investors during the syndication period. As a result of the failed syndication, the Lehman affiliate holds 50% of the equity in the joint venture as of September 30, 2008 and retains certain approval rights with respect to an expanded set of major decisions of the joint venture, although we are still in charge of operating, leasing and managing the joint venture assets within approved budgets and guidelines. Also, the other limited partner in this partnership has approval rights over such major decisions. These rights include but are not limited to the right to approve annual business plans and budgets, financings and refinancings, sales of properties, additional capital calls not in compliance with an approved annual plan, and agreements with affiliates. The limited partners also have the right to remove the general partner under certain circumstances. These rights could adversely affect us.

The bankruptcy of Lehman Brothers Holdings, Inc. may adversely effect the Austin Portfolio Joint Venture.

The Lehman affiliate that owns the equity interest in the Austin Portfolio Joint Venture is 100% indirectly owned by Lehman Brothers Holdings, Inc. In addition, two Lehman Brothers Holdings, Inc. affiliates consisting of Lehman Commercial Paper Inc. and Lehman Brothers Inc., are administrative agent and lead arranger, respectively, under the Austin Portfolio Joint Venture’s $292.5 million credit agreement, which includes a $100 million revolving credit facility and a $192.5 million term loan. The $192.5 million term loan has been fully funded by Lehman Commercial Paper Inc. and is secured by certain properties held in the joint venture and secondary liens on other joint venture properties. We submitted a borrowing notice on September 17, 2008 with respect to the full $100 million available under the revolving credit facility, which was not funded. On September 19, 2008, we sent Lehman Commercial Paper Inc. and Lehman Brothers Inc. a notice of default of their obligations under the credit agreement. We cannot offer any assurance that these entities will honor any draw notices we may submit under the credit agreement. If we are unable to enforce our rights to obtain funds under the revolving credit facility, we will be forced to seek alternative debt financing or other financing which may be on less favorable terms, and may be obligated to make additional capital calls on the joint venture’s partners.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of September 30, 2008, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 32.0% of the rentable square feet of space, representing 54.8% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases approximately 39.7% of the space at Two Commerce Square and accounted for approximately 8.0% of the total annualized rent generated by all of our consolidated and unconsolidated properties as of September 30, 2008. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 7.9% and 11.2% of total consolidated revenue, on a GAAP basis, for the three and nine months ended September 30, 2008.

We rely on rent payments from our tenants as a source of cash to finance our business. Any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. In addition, current economic and market conditions increase the possibility that one or more of our tenants will become insolvent. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company.

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

As of September 30, 2008, our total consolidated indebtedness is approximately $390.8 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $2.2 billion as of September 30, 2008. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property. We may seek to incur significant additional debt to finance future acquisition and development activities, however debt financing may not be available to us on acceptable terms under current market conditions. In addition, it is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our need for debt financing, our existing level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•

we could violate covenants in our loan documents or our joint venture agreements, including provisions that may limit our ability to further mortgage a property, make distributions, acquire additional properties, repay indebtedness prior to a set date without payment of a premium or other pre-payment penalties, all of which would entitle the lenders to accelerate our debt obligations;

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

As of September 30, 2008, $111.6 million of our consolidated debt and $1.14 billion of our unconsolidated debt was at variable interest rates. As of September 30, 2008, interest rate caps have been purchased for $1.11 billion of the unconsolidated floating rate loans. Interest rate hedging arrangements and swap agreements we enter into to cap our interest rate exposure involve risks, including that our hedging or swap transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns. Of the existing interest rate caps, one or more Lehman Brothers Holdings, Inc. affiliates was the counterparty on the interest rate cap transactions related to our Austin Portfolio Joint Venture Properties. We have replaced the Lehman affiliates as counterparty on four interest rate cap transactions.

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

As of September 30, 2008, leases representing 3.0% and 5.1% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in 2008 and 2009, respectively. Further, an additional 13.3% of the square feet of these properties was available for lease as of September 30, 2008. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent financial markets upheaval, and it is unclear how long this may continue to prevail. A significant amount of space at our Two Commerce Square property has historically been leased to Conrail. Approximately half or 375,000 square feet of this lease expired in June 2008 and the remaining half expires in June 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2008 and 2009. We have entered into direct leases for 623,000 square feet of the Conrail space. The lease terms range from 5 months to 145 months. If we are unable to lease the remaining 130,000 square feet of the space currently leased by Conrail in Two Commerce Square prior to the expiration of the lease and assuming all subtenants to the Conrail lease exercise no renewal options and exercise all early termination options, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $1.7 million in 2008 as compared to 2007, $1.9 million in 2009 as compared to 2008, and $2.2 million in 2010 as compared to 2009.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. During the second half of 2007 and the first three quarters of 2008, we have experienced an increasing tightening of the credit markets, and we may experience difficulty refinancing existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage. Any issuance of equity by our company will cause dilution to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $390.8 million of consolidated debt and $2.2 billion of unconsolidated debt as of September 30, 2008;

•	our current cash flow from operating activities, which was $4.0 million for the nine months ended September 30, 2008;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

With respect to asbestos-containing materials present at our City National Plaza and Brookhollow properties, these materials have been removed or abated from certain tenant and common areas of the building structures. We continue to remove or abate asbestos-containing materials from various areas of the building structures and as of September 30, 2008, have accrued $2.1 million and $0.2 million for estimated future costs of such removal or abatement at City National Plaza and Brookhollow, respectively.

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

We and our Operating Partnership have agreed to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 26.9% of annualized rent for properties in which we hold an ownership interest as of September 30, 2008. During the quarter ended September 30, 2008, we purchased the remaining 11% interest owned by affiliates of Mr. Thomas in Two Commerce Square, which extended the indemnification period to October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering. We had previously acquired the remaining 11% interest owned by affiliates of Mr. Thomas in One Commerce Square.

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

Risks Related to the Real Estate Industry

The current economic environment for real estate companies and credit crisis may significantly adversely impact our results of operations and business prospects.

The success of our business and profitability of our operations are dependent on continued investment in the real estate markets and access to capital and debt financing. A long term crisis of confidence in real estate investing and lack of available credit for acquisitions would be likely to constrain our business growth. As part of our business goals, we intend to grow our properties portfolio with strategic acquisitions of core properties at advantageous prices, and core plus and value added properties where we believe we can bring necessary expertise to bear to increase property values. In order to pursue acquisitions, we need access to equity capital and also property-level debt financing. Current disruptions in the financial markets, including the bankruptcy and restructuring of major financial institutions, may adversely impact our ability to refinance existing debt and the availability and cost of credit in the near future. Presently, access to capital and debt financing options are severely restricted and it is uncertain how long current economic circumstances may last. Any consideration of sales of existing properties or portfolio interests may be tempered by the depressed nature of property values at present. Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness depends on our operating and financial performance, which in turn is subject to prevailing economic conditions. There can be no assurances that government responses to the disruptions in the financial markets will restore investor confidence, stabilize the markets or increase liquidity and the availability of credit.

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

As of September 30, 2008, Mr. Thomas owns or controls a significant interest in our Operating Partnership consisting of 14,496,666 units, or a 37.1% interest (including units beneficially owned by other senior executive officers) as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively hold an interest in Operating Partnership units and incentive units (vested and unvested) aggregating a 4.7% interest in our company.

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 38.4% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of September 30, 2008.

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

Dated: November 10, 2008

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing Chief Financial Officer