Form 10-K
period 2008-12-31
THOMAS PROPERTIES GROUP INC
filed 2009-03-23
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50854

Thomas Properties Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0852352
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

515 South Flower Street, Sixth Floor, Los Angeles, CA	90071
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code

(213) 613-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $219,480,964 based on the closing price on the Nasdaq Global Market for such shares on June 30, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 19, 2009
Common Stock, $.01 par value per share	24,263,904

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

THOMAS PROPERTIES GROUP, INC.

FORM 10-K

PART I

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

Our properties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas and Austin, Texas. As of December 31, 2008, we own interests in and asset manage 26 operating properties with 13.2 million rentable square feet and provide asset and/or property management services on behalf of third parties for an additional four operating properties with 2.2 million rentable square feet. We also have a development pipeline of approximately 7.5 million square feet of primarily office development and 2,937 residential units.

We were incorporated in the State of Delaware on March 9, 2004 .We maintain offices in Los Angeles, Newport Beach and Sacramento, California; Austin and Houston, Texas; Northern Virginia and Philadelphia, Pennsylvania. Our corporate headquarters are located at City National Plaza, 515 South Flower Street, Sixth Floor, Los Angeles, California 90071 and our phone number is (213) 613-1900. Our website is www.tpgre.com. The information contained on our website is not part of this report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we file them with or furnish them to the SEC. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may also download these materials from the SEC’s website at www.sec.gov.

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

Recent Developments

Partnerships and Joint Ventures: During 2008, we entered into an agreement with UBS Wealth Management—North American Property Fund Limited to acquire stabilized office properties in the United States. UBS has committed $250 million (all of which is unfunded), and we expect to target a contribution of 15% of the equity required for each acquisition. The objective of this joint venture program is to acquire Class A office properties in markets with attractive investment and demographic characteristics.

Our Thomas High Performance Green Fund (“Green Fund”) is a commingled fund which has been formed to invest in commercial properties to be developed or redeveloped into high performance, energy-efficient, high productivity buildings. During 2008, we obtained a $30 million commitment from an institutional investor bringing the total capital commitments to $180 million, including $100 million and $50 million from CalSTRS and ourselves, respectively. The Green Fund will invest nationally, focusing on markets with green sensibility and attractive office fundamentals. Green Fund investments will potentially merit ratings from the U. S. Green Building Council’s LEED Green Building Rating System.

Consolidated Properties: On August 6, 2008, we exercised our option to purchase the remaining 11% interest in Two Commerce Square for $2.0 million, resulting in our 100% ownership of Two Commerce Square.

Development Pipeline: We substantially completed construction and received certificates of occupancy for all of the condominium units at Murano, a 302-unit high rise residential condominium project in downtown Philadelphia, in the third quarter of 2008. We had closed the sale of 111 units and 107 parking spaces and had an additional 14 units and 12 parking spaces under contract of sale as of December 31, 2008. We recognize revenues and expenses related to the units and parking spaces sold and under contract under the percentage-of-completion method of accounting.

During the third quarter of 2008, we completed the core and shell construction of a two-building Class A office campus totaling approximately 192,000 square feet at Four Points Centre in suburban Austin, Texas. Upon completion of construction, we classified this project as a consolidated property in our operating portfolio, which is more fully described in Item 2.—Properties, beginning on page 21.

Our Campus El Segundo development project consists of 26.1 acres and is entitled for 1.8 million square feet of office, retail, research and development and hotel uses. All scheduled infrastructure improvements to the site, with the exception of the provision of permanent power, are complete.

We have been engaged by NBC Universal to entitle and master plan approximately 124 acres on their Universal Studios Hollywood backlot for housing and related retail and community-serving uses. We are pursuing environmental clearance and governmental approvals for approximately 2,937 residential units and 180,000 square feet of retail and community-serving space.

Separately, our entitlement efforts targeting approximately 1.5 million square feet proceed at Metro Studio@Lankershim in Los Angeles. The first phase of this transit-oriented development is planned to become television production facility and office space in conjunction with the space needs of NBC Universal. The project is located at the Metro Rail’s Universal City Station, and is being designed as a sustainable development targeting silver certification from the USGBC’s LEED Green Building Rating System.

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

We are aware of potentially environmentally hazardous or toxic materials at three of the properties in which we hold an ownership interest. Prior to commencing construction at our Murano condominium project, we engaged in remediation efforts as a result of a gasoline spill that occurred on the premises in April 2002, due to an accident caused by the former tenant’s agent. All soil remediation work has been completed. We are operating under a regulatory requirement to monitor the ground water to achieve four consecutive quarters of acceptable sample results. We believe we have achieved these results and will be seeking the issuance of a site closure letter in 2009.

With respect to asbestos-containing materials present at our City National Plaza property, these materials have been removed or abated from certain tenant and common areas of the building structures. We continue to remove or abate asbestos-containing materials from various areas of the building structures and as of December 31, 2008, have accrued $1.0 million for estimated future costs of such removal or abatement at City National Plaza.

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

Insurance

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, pollution legal liability, business interruption and rental loss insurance under our blanket policy covering all of the properties which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the California Environmental Protection Agency (“CalEPA”) headquarters building under our blanket policy because the tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so). We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. In the opinion of our management team, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, wind insurance on our properties located in “tier 1” wind zones, which includes our Houston, Texas properties, and terrorism insurance on all of our properties, in amounts and with deductibles which we believe are commercially reasonable.

Foreign Operations

We do not engage in any non-U.S. operations or derive any revenue from sources outside the United States.

Segment Financial Information

We operate in one business segment: the acquisition, development, ownership and management of commercial and mixed-use real estate. Additionally, we operate in one geographic area: the United States. Our office portfolio generates revenues from the rental of office space to tenants, parking, rental of storage space and other tenant services. Our management activities generate revenues from third parties from property and asset management fees, acquisition fees and disposition fees. For a further discussion of segment financial information, see the financial statements commencing on page 59.

Employees

As of March 20, 2009, we had 176 employees. None of our employees are subject to a collective bargaining agreement or represented by a union, and we believe that relations with our employees are good. Our executive management team is based in our Los Angeles and Philadelphia offices.

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

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS, including the Austin Portfolio Joint Venture in which we invested through our joint venture with CalSTRS, provide us with substantial fee revenues. For the years ended December 31, 2008, 2007 and 2006, approximately 15.0%, 29.6% and 22.2%, respectively, of our revenue has been derived from fees earned from these relationships. We may also earn fee revenues in the future from the Green Fund as a result of CalSTRS’ commitment to future investments we may make through that partnership.

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

We hold interests in each of our operating properties in a joint venture or partnership. As a result, with the exception of One Commerce Square, Two Commerce Square, and the office buildings at Four Points Centre, we do not exercise sole decision-making authority regarding the property, joint venture or other entity, including with respect to cash distributions or the sale of the property. Furthermore, we expect to co-invest in the future through other partnerships, joint ventures or other entities, acquiring non-controlling interests or in sharing responsibility for managing the affairs of a property, partnership or joint venture. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks including partners who may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers such as if a partner or co-venturer were to become bankrupt and default on its reimbursement and contribution obligations to us, were to subject property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement or were to incur debts or liabilities on behalf of the partnership or joint venture in excess of the authority otherwise granted by the partnership or joint venture agreement. In some joint ventures or other investments we make, if the entity in which we invest is a limited partnership, we have acquired and may acquire in the future all or a portion of our interest in such partnership as a general partner. In such event, we may be liable for all the liabilities of the partnership, although we attempt to limit such liability to our investment in the partnership by investing through a subsidiary.

Our joint venture partners have rights under our joint venture agreements that could adversely affect us.

As of December 31, 2008, we hold interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers, Inc. in relation to the Austin Portfolio Joint Venture. That agreement required us to assist the Lehman affiliate that was the primary equity holder in the joint venture with syndicating a substantial portion of the entity’s equity position by June of 2008. As of December 31, 2008, 33% of the Lehman affiliate’s original equity in the joint venture had been sold to an unrelated institutional investor. We and Lehman were unable to sell the Lehman affiliate’s remaining equity to investors during the syndication period. As a result of the failed syndication, the Lehman affiliate holds 50% of the equity in the joint venture as of December 31, 2008 and retains certain approval rights with respect to an expanded set of major decisions of the joint venture, although we are still in charge of operating, leasing and managing the joint venture assets within approved budgets and guidelines. Also, the other limited partner in this partnership has approval rights over such major decisions. These rights include but are not limited to the right to approve annual business plans and budgets, financings and refinancings, sales of properties, additional capital calls not in compliance with an approved annual plan, and agreements with affiliates. The limited partners also have the right to remove the general partner under certain circumstances. These rights could adversely affect us.

The bankruptcy of Lehman Brothers Holdings, Inc. may adversely effect the Austin Portfolio Joint Venture.

The Lehman affiliate that owns the equity interest in the Austin Portfolio Joint Venture is 100% indirectly owned by Lehman Brothers Holdings, Inc. In addition, two Lehman Brothers Holdings, Inc. affiliates consisting of Lehman Commercial Paper Inc. and Lehman Brothers Inc., are administrative agent and lead arranger, respectively, under the Austin Portfolio Joint Venture’s $292.5 million credit agreement, which includes a $100 million revolving credit facility and a $192.5 million term loan. The $192.5 million term loan has been fully funded by Lehman Commercial Paper Inc. and is secured by certain properties held in the joint venture and secondary liens on other joint venture properties. We submitted a borrowing notice on September 17, 2008 with respect to the full $100 million available under the revolving credit facility, which was not funded. On September 19, 2008, we sent Lehman Commercial Paper Inc. and Lehman Brothers Inc. a notice of default of their obligations under the credit agreement. Both Lehman Commercial Paper, Inc. and Lehman Brothers Inc. have filed bankruptcy proceedings which have stayed any action by the Austin Portfolio Joint Venture to enforce the obligation to fund the revolving credit facility. We cannot offer any assurance that these entities will honor any draw notices we may submit under the credit agreement. If we are unable to enforce our rights to obtain funds under the revolving credit facility, we will be forced to seek alternative debt financing or other financing which may be on less favorable terms, if available at all, and the Austin Portfolio Joint Venture may be obligated to make additional capital calls on the joint venture’s partners.

On November 17, 2008, the Austin Portfolio Joint Venture filed a motion with the U.S. Bankruptcy Court for the Southern District of New York (the Court) in the bankruptcy case of Lehman Brothers Holdings, Inc., et al. seeking to compel Lehman Brothers to accept and honor its obligation to fund the $100 million revolving credit facility under the Credit Agreement with the Austin Portfolio Joint Venture or in the alternative, asking for authority to allow the Austin Portfolio Joint Venture to obtain alternative financing, secured by liens superior to the existing liens in favor of Lehman Brothers. The Austin Portfolio Joint Venture and Lehman Commercial Paper Inc. and Lehman Brothers Inc. have agreed to postpone the hearing on the motion and related matters by the Court to March 25, 2009. Commencing in January 2009, the Austin Portfolio Joint Venture has withheld the payment of interest on the $192.5 million term loan as a partial offset for damages caused by the failure of Lehman Brothers to fund the $100 million revolving credit facility. In response, Lehman Brothers has issued a notice of default to Austin Portfolio Joint Venture based on the failure to pay interest, but has not yet taken any actions to enforce any remedies with respect to such alleged default. In the event we are unable to resolve the situation with Lehman Brothers as it relates to the Austin Portfolio Joint Venture, the operations and future prospects of the joint venture could be materially adversely affected, and our investment in the joint venture could be subject to potential impairment.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of December 31, 2008, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 33.0% of the rentable square feet of space, representing 35.2% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases approximately 39.7% of the space at Two Commerce Square and accounted for approximately 3.6% of the total annualized rent generated by all of our consolidated and unconsolidated properties as of December 31, 2008. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 11.2% and 16.8% of total consolidated revenue, on a GAAP basis, for the years ended December 31, 2008 and 2007, respectively.

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

Bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property. A tenant bankruptcy would delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these amounts. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy amounts due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large tenant, which would adversely impact our financial condition. As of December 31, 2008, we are not aware of any tenant at our consolidated properties that has filed for bankruptcy protection.

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

As of December 31, 2008, our total consolidated indebtedness is approximately $387.9 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $2.2 billion as of December 31, 2008. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property.

We have approximately $20.9 million of consolidated debt which matures in 2009. The debt maturing in 2009 includes the Campus El Segundo mortgage loan in the amount of $17.0 million, which we have guaranteed. This loan has a one-year extension option at our election subject to us complying with certain loan covenants. We were in compliance with these covenants as of December 31, 2008 and expect to be in compliance at the extension date. We expect to exercise our option to extend this loan. We plan to repay the remaining $3.9 million of debt maturing in 2009.

We have approximately $128.4 million of consolidated debt which matures in 2010. The debt maturing in 2010 includes approximately $36.0 million in nonrecourse senior and junior mezzanine loans secured by our ownership interest in the real estate entities that own Two Commerce Square which mature in January 2010. We will seek to extend or refinance this debt at maturity. The Four Points Centre construction loan in the amount of $28.5 million matures in June 2010. This loan has two one-year extension options at our election subject to certain conditions. The first extension option is subject to completion of the improvements and executed leases representing at least 75% of the net rentable area, among other things. The second extension option is subject to completion of improvements, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. We have guaranteed the completion of construction and have completed the core and shell of this property. Furthermore, we have guaranteed 46.5% of the principal, interest and any other sum payable under this loan; this guaranty is currently limited to a maximum of $13.3 million. Upon the occurrence of certain events our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events our maximum liability as guarantor will be reduced to 25% of all sums payable under this loan. The Murano construction loan, with a balance of approximately $63.9 million as of December 31, 2008 has a maturity date of July 31, 2009, however it has two six-month extension options, which are conditional on the closing of 100 residential units, which has occurred, and therefore we expect to exercise these options, and extend the maturity date to July 31, 2010. This loan is nonrecourse to the Company. We amortize the principal balance of the Murano construction loan with sales proceeds as we close on the sale of condominium units.

We have investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. These unconsolidated entities have approximately $813.2 million of debt maturing in 2009, all of which is subject to extension options at our election subject to certain conditions, all of which extension options the Company intends to exercise. These unconsolidated entities have approximately $1.2 billion of debt maturing in 2010 (including debt extended from 2009 to 2010), approximately $276.3 million of which is subject to extension options at our election subject to certain conditions.

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

As of December 31, 2008, $109.4 million of our consolidated debt and $1.1 billion of our unconsolidated debt was at variable interest rates. As of December 31, 2008, interest rate caps have been purchased for $1.0 billion of the unconsolidated floating rate loans. Interest rate hedging arrangements and swap agreements we enter into to cap our interest rate exposure involve risks, including that our hedging or swap transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns. Of the existing interest rate caps, one or more Lehman Brothers Holdings, Inc. affiliates was the counterparty on the interest rate cap transactions related to our Austin Portfolio Joint Venture Properties. We have replaced the Lehman affiliates as counterparty on four interest rate cap transactions at a cost of $60,000. The last remaining hedging arrangement in which a Lehman affiliate is a counterparty is an interest rate collar agreement for 50% of the loan balance of the Term Loan, or $96.25 million, in which we bought a cap and sold a floor. The Lehman affiliate has stopped accepting payment on this rate collar.

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

If we are not successful in our property development initiatives, it could adversely impact our revenue and profitability, causing a significant downturn in our business, including our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations. Additionally, during 2007 and 2008 the residential housing market experienced a decline and we could experience difficulties in selling or closing on the sale of condominium units at Murano.

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

As of December 31, 2008, leases representing 5.6% and 7.3% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in 2009 and 2010, respectively. Further, an additional 14.7% of the square feet of these properties was available for lease as of December 31, 2008. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent financial markets upheaval, and it is unclear how long this may continue to prevail.

A significant amount of space at our Two Commerce Square property has historically been leased to Conrail. Approximately half or 375,000 square feet of this lease expired in June 2008 and the remaining half expires in June 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2009. We have entered into direct leases for all of the 378,000 square feet of Conrail space expiring in 2009. The lease terms range from 5 months to 78 months. If we are unable to lease the remaining 129,000 square feet of the space leased by Conrail in Two Commerce Square until June 2008, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) would decrease by $1.9 million in 2009 as compared to 2008, and $2.2 million in 2010 as compared to 2009.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Since the second half of 2007 we have experienced an increasing tightening of the credit markets, and we may experience difficulty refinancing existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage. Any issuance of equity by our company will cause dilution to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $387.9 million of consolidated debt and $2.2 billion of unconsolidated debt as of December 31, 2008;

•	our current cash flow from operating activities, which was $2.2 million for the year ended December 31, 2008;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn of, by signs and labels, potential hazards posed by workplace exposure to installed asbestos- containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and managers may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building incorporating asbestos-containing materials or potentially asbestos-containing materials that we own or manage.

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

With respect to asbestos-containing materials present at our City National Plaza and Brookhollow properties, these materials have been removed or abated from certain tenant and common areas of the building structures. We continue to remove or abate asbestos-containing materials from various areas of the building structures and as of December 31, 2008, have accrued $1.0 million for estimated future costs of such removal or abatement at City National Plaza.

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

We and our Operating Partnership have agreed to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 16.6% of annualized rent for properties in which we hold an ownership interest as of December 31, 2008. The indemnification currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, pollution legal liability, business interruption and rental loss insurance under our blanket policy covering all of the properties which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the CalEPA headquarters building under our blanket policy because the tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, wind insurance on our properties located in “tier 1” wind zones, which includes our Houston, Texas properties, and terrorism insurance on all of our properties. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons as more specifically excluded under the actual terrorism policies. Some of our policies, like those covering losses due to earthquakes and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover losses. We either own or have interests in a number of properties in Southern California, an area especially prone to earthquakes.

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

As of December 31, 2008, Mr. Thomas owns or controls a significant interest in our Operating Partnership consisting of 14,496,666 units, or a 37.1% interest (including units beneficially owned by other senior executive officers) as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively hold an interest in Operating Partnership units, incentive units (vested and unvested) and common stock aggregating a 5.0% interest in our company.

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 40.7% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of December 31, 2008. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

Our success depends on key personnel, the loss of whom could impair our ability to operate our business successfully.

We depend on the efforts of key personnel, particularly Mr. Thomas, our Chairman, Chief Executive Officer, and President. Among the reasons that Mr. Thomas is important to our success is that he has an industry reputation developed over more than 30 years in the real estate industry that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with these parties could diminish. Mr. Thomas is 72 and, although he has informed us that he does not currently plan to retire, we cannot be certain how long he will continue working on a full-time basis.

Many of our other senior executives also have significant real estate industry experience. Mr. Scott has extensive development and management experience on several large-scale projects, including the development, construction and management of One Commerce Square and Two Commerce Square. Mr. Sischo and Mr. Scott are jointly responsible for oversight of our relationship with CalSTRS. Mr. Sischo is responsible for our acquisition efforts. Mr. Ricci has been extensively involved in the development of large, mixed-use and commercial projects. Ms. Laing has served as chief financial officer of two publicly-traded real estate investment trusts. Mr. Rutter has extensive experience, both as a real estate lawyer and as an executive in commercial real estate, including acquisitions, financing, joint ventures and leasing of office and mixed use projects. While we believe that we could find acceptable replacements for these executives, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel. A departure of either Mr. Thomas or Mr. Sischo could also have adverse effects on our joint venture relationship with CalSTRS, including the possible sale of our joint venture interest to CalSTRS at 97% of fair value.

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

Our Ownership Interest Properties

Our properties are located in the West Coast, Southwest, and Mid-Atlantic regions of the United States, consisting primarily of office space and also including mixed-use, multi-family and retail properties. The interests in One Commerce Square (June 1, 2004 through December 30, 2007), and Two Commerce Square (October 13, 2004 through August 5, 2008), not owned by us are reflected as minority interest. On August 6, 2008 and December 31, 2007, we exercised our option to purchase the remaining 11% interest in Two Commerce Square and One Commerce Square, respectively, for $2.0 million each, resulting in our 100% ownership of Two Commerce Square and One Commerce Square. We hold a 50% interest in 2121 Market Street; the other 50% interest is held by an entity owned by Philadelphia Management, an unaffiliated Philadelphia-based real estate developer. As of December 31, 2008, we provide asset and/or property management services for three properties on behalf of CalSTRS under a separate account relationship, and one property on behalf of the City of Sacramento. We have an ownership interest of 25% in TPG/CalSTRS, which holds a 100% ownership interest in eleven properties, an 85% interest in City National Plaza, and a 25% interest in ten properties in Austin, Texas. Our indirect interest in City National Plaza is 21.3% and our indirect interest in the ten properties in Austin, Texas is 6.25%.

An overview of these operating properties as of December 31, 2008, is presented below:

Consolidated properties:	Location	Percentage Interest	Rentable Square Feet (1)	Percent Leased (2)	Annualized Rent (3)	Annualized Net Rent Per Leased Square Foot (4)
One Commerce Square	Philadelphia, PA	100.0%	942,866	92.9%	$11,328,000	$12.40
Two Commerce Square	Philadelphia, PA	100.0	953,276	86.1	13,847,000	15.47
Four Points Centre (office buildings) (5)	Austin, TX	100.0	192,000	—	—	—

Total/Weighted Average:			2,088,142	81.3%	$25,175,000	$13.92

Unconsolidated properties:	Location	Percentage Interest	Rentable Square Feet (1)	Percent Leased (2)	Annualized Rent (3)	Annualized Net Rent Per Leased Square Foot (4)
2121 Market Street (6)	Philadelphia, PA	50.0%	22,136	100.0%	$356,000	$17.10
Reflections I	Reston, VA	25.0	123,546	100.0	2,913,000	23.58
Reflections II	Reston, VA	25.0	64,253	100.0	883,000	13.74
2500 City West	Houston, TX	25.0	578,284	98.9	4,659,000	7.92
Fair Oaks Plaza	Fairfax, VA	25.0	179,688	83.5	1,805,000	12.12
City National Plaza	Los Angeles, CA	21.3	2,496,084	81.6	32,985,000	16.10
Four Falls Corporate Center	Conshohocken, PA	25.0	253,985	77.6	3,167,000	16.07
Oak Hill Plaza	King of Prussia, PA	25.0	164,360	98.4	1,996,000	12.34
Walnut Hill Plaza	King of Prussia, PA	25.0	150,573	55.3	868,000	10.58
San Felipe Plaza	Houston, TX	25.0	980,472	96.4	7,565000	7.85
Brookhollow Central I, II and III	Houston, TX	25.0	805,967	64.0	3,526,000	5.99
City West Place	Houston, TX	25.0	1,473,020	99.0	17,365,000	11.93
Centerpointe I & II	Fairfax, VA	25.0	421,651	52.9	3,530,000	16.16
San Jacinto Center	Austin, TX	6.3	410,248	99.2	5,000,000	12.50
Frost Bank Tower	Austin, TX	6.3	535,078	89.0	6,365,000	12.51
One Congress Plaza	Austin, TX	6.3	518,385	89.4	6,886,000	15.67
One American Center	Austin, TX	6.3	503,951	85.0	6,616,000	15.70
300 West 6th Street	Austin, TX	6.3	454,225	89.0	8,692,000	21.92
Research Park Plaza I & II	Austin, TX	6.3	271,882	99.6	2,890,000	10.43
Park 22 I-III	Austin, TX	6.3	203,716	87.8	2,610,000	14.74
Great Hills Plaza	Austin, TX	6.3	135,333	73.9	1,424,000	13.77
Stonebridge Plaza II	Austin, TX	6.3	193,131	98.4	3,013,000	15.87
Westech 360 I-IV	Austin, TX	6.3	178,777	56.7	1,169,000	11.57

Total/Weighted Average:			11,118,745	86.1%	$126,283,000	$13.05

(1)	For purposes of the tables above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail), but excludes 168 apartment units at 2121 Market Street. All of the properties have been re-measured in accordance with Building Owners and Managers Association (BOMA) 1996 standards, and the rentable area for these properties reflects the BOMA 1996 measurement guidelines except for Research Park Plaza I & II which the rentable area is calculated consistent with leases in place on the property and local market conventions

(2)	Percent leased represents the sum of the square footage of the existing leases as a percentage of rentable area described in (1) above.

(3)

Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2008 for 100% of the property. For leases with a remaining term of less than one year, annualized rent includes only the amounts through the expiration of the lease. For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses) the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent.

(4)	Annualized net rent per leased square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.

(5)	During the third quarter of 2008, we completed the core and shell construction of a two-building Class A office campus totaling approximately 192,000 square feet at Four Points Centre in suburban Austin, Texas. As of December 31, 2008, this space was not leased.

(6)	The square footage and occupancy information presented for 2121 Market Street represents the information for two retail/office tenants only, and excludes the 168 residential units comprising 132,823 square feet.

An overview of our development properties as of December 31, 2008 is presented below.

Currently Under Construction:	Location	TPGI Percentage Interest	Description	Construction Start Date/Expected Completion Date	Projected Total Cost (in thousands)	Costs Incurred to Date (in thousands)	Loan Balance (in thousands)
Four Points Centre—retail parcel	Austin, TX	100.0%	One retail building totaling 4,800 rentable square feet	Third quarter 2008/Second quarter 2009	$1,390	$1,274	—

Pre-Development:	Location	TPGI Percentage Interest	Number of Acres	Potential Property Types	Potential Square Feet Upon Completion	Potential Number of Units Upon Completion	Costs Incurred to Date (in thousands)		Loan Balance (in thousands)
Campus El Segundo (1)	El Segundo, CA	100.0%	26.1	Office/Retail/ R&D/Hotel	1,800,000		$59,812		$17,000
Universal Village (2)	Los Angeles, CA	NA	124.0	Residential/Retail	180,000	2,937
Metro Studio@ Lankershim (3)	Los Angeles, CA	NA	14.4	Office/Production Facility	1,500,000		16,643
Four Points Centre	Austin, TX	100.0%	252.5	Office/Retail/R&D/Hotel	1,680,000		18,512	(4)
2100 JFK Boulevard	Philadelphia, PA	100.0%	0.7	Office/Retail/R&D/Hotel	366,000		5,051
2500 City West land	Houston, TX	25.0%	6.3	Office/Retail/Residential/Hotel	500,000		3,648
CityWestPlace land	Houston, TX	25.0%	25.0	Office/Retail/Residential	1,500,000		21,351

					7,526,000	2,937	$125,017		$17,000

Condominium Units Held for Sale:	Location	TPGI Percentage Interest		Description	Construction Completion Date	Book Carrying Value (in thousands)	Loan Balance (in thousands)
Murano (5)	Philadelphia, PA	73.0	% (6)	43-story for-sale condominium project containing 302 units; 177 remaining for sale	Third quarter 2008	$101,112	$63,904

(1)	We completed infrastructure improvements to the Campus El Segundo development site, including installing underground utilities, rough grading, and streetscape improvements. The first phase of development is anticipated to include a 225,000 square foot, six-story Class A office building and parking structure to be constructed on 2.7 acres, which we are currently marketing to prospective tenants.

(2)	We have been engaged by NBC Universal to entitle, master plan and have a right of first offer (ROFO) to develop approximately 124 acres on their Universal Studios Hollywood backlot for residential and related retail and community-serving uses. We are pursuing environmental clearance and governmental approvals for approximately 2,937 residential units and 180,000 square feet of retail and community-serving space. Upon successful completion of the entitlement process, and our exercise of the ROFO, it is anticipated this project will be developed in phases over several years, subject to market conditions.

(3)	We are currently entitling this property, targeting approximately 1.5 million square feet. The first phase of this transit-oriented development is planned to become a television production facility and office space in conjunction with the space needs of NBC Universal. We expect to enter into a long-term ground lease with the Los Angeles Metropolitan Transportation Authority (which owns the land) upon completion of entitlements.

(4)	Costs do not include approximately 1.9 acres of land with a carrying value of $0.6 million related to a ground lease we have with a retail tenant.

(5)	We have substantially completed construction and received certificates of occupancy for 100% of the condominium units at Murano. As of December 31, 2008, we had closed the sale of 111 units and 107 parking spaces and had an additional 14 units and 12 parking spaces under contract of sale. We recognize revenues and expenses related to the units and parking spaces sold and under contract under the percentage of completion method of accounting.

(6)	We have a $20.5 million preferred equity interest in Murano. Excluding the preferred equity interest, we hold a 73% interest in the property.

Our portfolio in which we presently have an ownership interest includes approximately 21,560 vehicle spaces which are revenue generating within on-site and off-site parking facilities. The following table presents an overview of these garage properties as of December 31, 2008.

On-Site/Off-Site Parking	Square Footage	Vehicle Capacity	Vehicles Under Monthly Contract (1)	Percentage of Vehicle Capacity Under Monthly Contract
On-Site Parking (2)	7,170,393	19,075	15,922	83.5%
Off-Site Parking (3)	1,056,000	2,485	2,811	113.1%

Total	8,226,393	21,560	18,733	86.9%

(1)	Includes vehicle spaces provided to tenants under lease agreements.

(2)

Includes garage space at One Commerce Square in which we have a 100% ownership interest, at Two Commerce Square in which we have an 100% ownership interest, at City National Plaza, in which we have an indirect 21.3% ownership interest, at San Felipe Plaza, 2500 City West, Brookhollow Central I, II and III, 2101 CityWestPlace, and Fair Oaks Plaza, in which we have an indirect 25% ownership interest and at San Jacinto Center, Frost Bank Tower, One Congress Plaza, One American Center, and 300 West 6th Street, in which we have an indirect 6.25% ownership interest.

(3)	Includes off-site garage space for City National Plaza in which we have an indirect 21.3% ownership interest.

Our Managed Properties

In addition to our portfolio of operating and development properties in which we hold an ownership interest, we provide asset and/or property management services for four properties as a fee service for third parties. We asset and property manage three properties through our separate account relationship with CalSTRS. We developed and continue to property manage the CalEPA headquarters building. The table below presents an overview of those properties which we manage for third parties as of December 31, 2008. In addition, we provide asset and/or property management services for twelve properties held by TPG/CalSTRS and ten properties held by the Austin Portfolio Joint Venture as of December 31, 2008.

Managed Properties	Location	Rentable Square Feet (1)	Percent Leased
800 South Hope Street	Los Angeles, CA	242,176	97.3%
Pacific Financial Plaza	Newport Beach, CA	279,474	96.8
1835 Market Street	Philadelphia, PA	686,503	86.2
CalEPA Headquarters	Sacramento, CA	950,939	100.0

Total/Weighted Average		2,159,092	94.9%

(1)	For purposes of the table above, both on-site and off-site parking are excluded. Total portfolio square footage includes office properties and retail. The rentable area is calculated consistent with leases in place on the property and local market conventions.

ITEM 3.	LEGAL PROCEEDINGS

We have been named as a defendant in a number of lawsuits in the ordinary course of business. Management believes that the resolution of these suits will not have a materially adverse effect on our financial position and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “TPGI”. As of March 19, 2009, there were 13 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the name of CEDE & Co. The following table sets forth, for the period indicated, the intra-day high and low per share sales prices in dollars on the Nasdaq Global Market for our common stock.

	High	Low
4th quarter 2008	$10.34	$1.64
3rd quarter 2008	11.74	7.40
2nd quarter 2008	11.04	7.92
1st quarter 2008	11.59	7.87
4th quarter 2007	13.12	9.49
3rd quarter 2007	16.40	11.75
2nd quarter 2007	17.64	14.93
1st quarter 2007	16.62	14.71

The closing price of our common stock as of March 20, 2009 was $1.12.

In fiscal years 2007 and 2008, we paid quarterly dividends of $0.06 per common share. The actual amount and timing of distributions is at the discretion of our board of directors and depends upon our financial condition, and no assurance can be given as to the amounts or timing of future distributions. Factors that could influence our ability to declare and pay dividends are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In February 2009, our board of directors declared a dividend for the first quarter of 2009, payable in April 2009, of $0.0125 per common share.

There were no issuer purchases of equity securities during the year ended December 31, 2008.

Equity compensation plan information is discussed under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Measurement Comparison

The following graph provides a comparison of cumulative total stockholder return for the period from October 7, 2004 (the date upon which our Common Stock began publicly trading) through December 31, 2008, for the common stock of our company, Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Wilshire Real Estate Securities Index (DWRS). The stock performance graph assumes an investment of $100.00 in each of our common stock and the two indices, and the reinvestment of any dividends. The historical information reflected in the graph is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last day of each month shown (except for the initial date, October 7, 2004).

	10/7/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Thomas Properties Group, Inc.	$100.00	$106.17	$106.16	$138.43	$94.92	$23.78
S&P 500	$100.00	$107.19	$110.40	$125.44	$129.87	$79.89
DWRS	$100.00	$113.50	$123.29	$161.44	$126.87	$72.16

ITEM 6.	SELECTED FINANCIAL DATA

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

TPGI Predecessor’s historical combined financial data includes the following operations and properties for the period January 1, 2004 to October 13, 2004:

•	the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor;

•

the real estate operations of the affiliates that currently own interests in Four Points Centre, Two Commerce Square and 2100 JFK Boulevard, Campus El Segundo, and One Commerce Square (beginning June 2004); and

•	investment and equity in income or loss from the operations of the affiliates that currently own interests in One Commerce Square (through May 2004), 2121 Market Street and City National Plaza.

Thomas Properties Group, Inc. and TPGI Predecessor

(dollars in thousands, except per share data)

	Thomas Properties Group, Inc.					TPGI Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period from October 13, 2004 through December 31, 2004	Period from January 1, 2004 through October 12, 2004
Revenues:
Rental	$30,523	$32,646	$33,076	$32,618	$7,356	$20,611
Tenant reimbursements	25,874	26,371	25,197	24,960	5,056	14,289
Parking and other	3,869	3,917	3,837	4,151	793	2,103
Investment advisory, management, leasing, and development services	7,194	12,750	6,931	3,630	1,158	4,033
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	18,263	17,921	12,603	7,805	865	3,843
Reimbursable property personnel costs	6,079	3,877	2,620	2,074	373	1,707
Condominium sales—percentage of completion	79,758	—	—	—	—	—

Total revenues	171,560	97,482	84,264	75,238	15,601	46,586

Expenses:
Rental property operating and maintenance	25,608	22,690	20,805	20,593	4,521	11,888
Real estate taxes	6,482	6,087	5,904	5,803	1,267	3,392
Investment advisory, management, leasing, and development services	14,800	13,093	7,139	4,144	531	3,496
Reimbursable property personnel costs	6,079	3,877	2,620	2,074	373	1,707
Cost of condominium sales- percentage of completion	62,436	—	—	—	—	—
Rent—unconsolidated real estate entities	284	241	227	233	—	—
Interest	22,763	17,721	20,570	20,784	5,611	18,695
Depreciation and amortization	11,766	11,604	12,661	12,408	2,614	6,206
General and administrative	16,411	17,326	17,202	12,914	2,095	4,487
Impairment loss	11,023	—	—	—	—	—

Total expenses	177,652	92,639	87,128	78,953	17,012	49,871

Gain on purchase of other secured loan	—	—	—	25,776	—	—
Gain on sale of real estate	3,618	4,441	10,640	—	—	975
Gain (loss) from early extinguishment of debt	255	—	(360)	(4,497)	—	—
Interest income	2,795	6,014	2,974	1,268	300	17
Equity in net (loss) of unconsolidated real estate entities	(12,828)	(14,853)	(12,909)	(16,259)	(988)	(1,099)
Minority interests—unitholders in the Operating Partnership	4,683	(249)	1,577	(1,559)	1,128	(1,614)
Minority interests in consolidated real estate entities	198	122	(472)	328	—	—

Income (loss) before (provision) benefit for income taxes	(7,371)	318	(1,414)	1,342	(971)	(5,006)
(Provision) benefit for income taxes	1,885	(1,221)	(635)	(698)	390	—

Net (loss) income	$(5,486)	$(903)	$(2,049)	$644	$(581)	$(5,006)

(Loss) earnings per share-basic and diluted	$(0.23)	$(0.04)	$(0.14)	$0.05	$(0.04)
Weighted average common shares outstanding—basic	23,693,577	20,739,371	14,339,032	14,301,932	14,290,097
Weighted average common shares outstanding—diluted	23,693,577	20,739,371	14,339,032	14,308,087	14,290,097
Cash flows from:
Operating activities	$2,216	$45,507	$20,628	$20,820	$(5,435)	$11,255
Investing activities	(35,543)	(139,921)	(19,084)	(54,510)	(88,746)	5,380
Financing activities	(24,297)	156,718	(1,116)	41,099	147,154	(16,692)

	December 31,
	Thomas Properties Group, Inc.
	2008	2007	2006	2005	2004
Balance Sheet Data (at year end):
Investments in real estate, net	$478,665	$463,364	$336,154	$313,161	$282,485
Total assets	665,128	720,892	518,080	482,447	451,854
Mortgages, other secured, and unsecured loans	387,945	396,007	331,828	325,179	295,890
Total liabilities	439,708	478,496	375,152	344,690	307,760
Minority interests	90,812	99,826	80,678	74,125	77,909
Stockholders’ equity	134,608	142,570	62,250	63,632	66,185
Total liabilities and stockholders' equity	665,128	720,892	518,080	482,447	451,854

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages office, retail and multi-family properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 61.0% at December 31, 2008. We have control over the major decisions of the Operating Partnership.

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

We use the equity method of accounting to account for investments in real estate entities over which we have significant influence, but not control over major decisions. In these situations, the unit of account for measurement purposes is the equity investment and not the real estate. Accordingly, if our joint venture investments meet the other-than-temporary criteria of Accounting Principle Board Opinion No. 18 – The Equity Method of Accounting for Investments in Common Stock, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of our investment.

With respect to condominium units held for sale, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value less costs to sell the project. Estimates of fair value are often based on expected future net cash flows, which are inherently uncertain and are based on assumptions dependent upon future and current market conditions and events that affect the ultimate value of the project. These estimates require us to make assumptions relating to, among other things, sales absorption rates, selling prices and discount rates.

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

We have one high-rise condominium project for which we use the percentage of completion accounting method to recognize revenues and costs. Revenues and costs for projects are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not revert to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the costs of the project can be reasonably estimated. Revenues are recognized on the individual project’s aggregate value of units which have closed and units for which the home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. The total estimated costs of the project are allocated to these units on a relative sales value basis. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which was effective for our company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that we recognize the impact of a tax position in our financial statements if that position would more likely than not be sustained on audit, based on the technical merits of the position. We recorded the cumulative effect of this change in accounting principle as an adjustment to opening retained earnings at January 1, 2007.

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

Information regarding significant tenants—Conrail. A significant amount of space at our Two Commerce Square property has historically been leased to Conrail. Approximately half or 375,000 square feet of this lease expired in June 2008 and the remaining half expires in June 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, our aggregate revenues from this property are lower following the expiration of the Conrail lease in 2008 and we currently expect aggregate revenues from the property to further decrease following the final Conrail expiration in June 2009. We have entered into direct leases for 624,000 square feet of the Conrail space. The lease terms range from 3 months to 139 months. Because of these direct leases, we believe we have mitigated some of the risks associated with the Conrail tenant concentration.

Development and redevelopment activities. We believe that our development activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently own interests in four development projects, and TPG/CalSTRS includes four redevelopment properties and two development sites. As of December 31, 2008, we had incurred, on a consolidated basis, approximately $101.5 million of predevelopment and infrastructure costs that are reflected in Land improvements-development properties on our balance sheet and $1.3 million is reflected in Construction in progress related to our development projects. To the extent that we, or joint ventures we are a partner in, do not proceed with projects as planned, development and/or redevelopment costs would need to be evaluated for impairment.

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

CityWestPlace (as of June 2006, the date of acquisition)

CityWestPlace land (as of June 2006, the date of acquisition)

Centerpointe I & II (as of January 2007, the date of acquisition)

Fair Oaks Plaza (as of January 2007, the date of acquisition)

The following investment entity that holds a mortgage loan receivable is accounted for using the equity method of accounting:

BH Note B Lender, LLC (as of October 2008, the date of formation)

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

Park 22 I-III (as of June 2007, the date of acquisition)

Great Hills Plaza (as of June 2007, the date of acquisition)

Stonebridge Plaza II (as of June 2007, the date of acquisition)

Westech 360 I-IV (as of June 2007, the date of acquisition)

TGP/CalSTRS, LLC indirectly owns a 25% interest in Square Mile Brookhollow LLC, an entity which purchased a mortgage loan (Note B) which is secured by Brookhollow Central I, II and III.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007.

Total revenues. Total revenues increased by $74.1 million, or 76.0%, to $171.6 million for the year ended December 31, 2008 compared to $97.5 million for the year ended December 31, 2007. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $2.1 million, or 6.4% to $30.5 million for the year ended December 31, 2008 compared to $32.6 million for the year ended December 31, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet. Approximately 66% of the space from the June 2008 Conrail lease expiration has been leased to former subtenants or new tenants at current market rates, which are lower than the expired lease rates.

Tenant reimbursements. Tenant reimbursements decreased by $0.5 million or 1.9% to $25.9 million for the year ended December 31, 2008 compared to $26.4 million for the year ended December 31, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant lease at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants that are now direct tenants or new tenants.

Parking and other revenues. Revenues from parking and other remained consistent for each of the twelve month periods ended December 31, 2008 and 2007.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $5.6 million, or 43.8%, to $7.2 million for the year ended December 31, 2008 compared to $12.8 million for the year ended December 31, 2007. The decrease was primarily due to a disposition incentive fee of $5.6 million related to the sale of an unaffiliated fee-managed property in 2007.

Investment advisory, management, leasing and development services revenues—unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $0.4 million, or 2.2%, to $18.3 million for the year ended December 31, 2008 compared to $17.9 million for the year ended December 31, 2007. This increase was primarily a result of an increase in fee income of $1.5 million related to the Austin Portfolio Joint Venture Properties acquired in June 2007 and an increase of $0.5 million in fee income related to the rest of the portfolio, which was offset by a decrease in acquisition fees of $1.7 million related to the property investments in Fairfax, Virginia acquired in January 2007, and Austin, Texas acquired in June 2007 as well as a decrease of $0.5 million in advisor fees primarily related to our Houston portfolio.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The increase of $2.2 million or 56.4% to $6.1 million for the year ended December 31, 2008 compared to $3.9 million for the year ended December 31, 2007 was primarily a result of an increase in personnel as a result of the acquisition of the Austin Portfolio Joint Venture Properties in June 2007 resulting in a full twelve months in 2008 compared to seven months in 2007.

Condominium sales. This caption represents the revenue recognized on the percentage of completion method of accounting of the Murano condominium units and parking spaces which closed or were under a binding sales contract as of December 31, 2008. As of December 31, 2008, we had closed the sale of 111 units and 107 parking spaces and had an additional 14 units and 12 parking spaces under contract of sale, for which we recognized revenue of $79.8 million. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Total expenses. Total expenses increased by $85.1 million, or 91.9%, to $177.7 million for the year ended December 31, 2008 compared to $92.6 million for the year ended December 31, 2007. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $2.9 million, or 12.8%, to $25.6 million for the year ended December 31, 2008 as compared to $22.7 million for the year ended December 31, 2007. The increase is primarily due to an increase in various operating expenses, such as professional services, engineering, utilities and business property taxes as well as increased bad debt charges, wind down costs associated with closing a restaurant at Commerce Square, and marketing and other expenses related to our completed development properties.

Real estate taxes. Real estate taxes remained consistent for each for the twelve month periods ended December 31, 2008 and 2007.

Investment advisory, management, leasing and development services expenses. These expenses increased by $1.7 million, or 13.0%, to $14.8 million for the year ended December 31, 2008 as compared to $13.1 million for the year ended December 31, 2007, primarily due to an increase in the use of consultants for accounting software improvements and our third party development services business and legal fees related to our investment in the Green Fund offset by a decrease in our third party leasing costs in Houston due to lower leasing volume in 2008 compared to 2007.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The increase of $2.2 million or 56.4% to $6.1 million for the year ended December 31, 2008 compared to $3.9 million for the year ended December 31, 2007 was primarily a result of an increase in salaries and employment related costs related to the Austin Portfolio Joint Venture Properties acquired in June 2007, resulting in a full twelve months in 2008 compared to seven months in 2007.

Cost of condominium sales. This caption represents the cost recognized on the percentage of completion method of accounting for the Murano condominium units and parking spaces which closed or were under a binding sales contract as of December 31, 2008. As of December 31, 2008, we had closed the sale of 111 units and 107 parking spaces and had an additional 14 units and 12 parking spaces under contract of sale, for which we recognized cost of sales of $62.4 million. Prior to the quarter ended June 30, 2008, we accounted for units and parking spaces under contract of sale based on the deposit method of accounting.

Interest expense. Interest expense increased by $5.1 million or 28.8% to $22.8 million for the year ended December 31, 2008 as compared to $17.7 million for the year ended December 31, 2007. The increase in interest expense is primarily attributable to $5.1 million in interest costs no longer being capitalized on Murano and our Four Points office buildings due to the substantial completion of development on these projects during the year ended December 31, 2008 offset by a decrease in interest expense relating to Two Commerce Square of $0.7 million primarily due to the amortizing loan balances for the mortgage and mezzanine loans, increased interest of $0.2 million related to the Campus El Segundo development being completed and increased interest expense of $0.5 million due to lower levels of assets qualifying for corporate capitalization of interest.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for each for the twelve month periods ended December 31, 2008 and 2007.

General and administrative. General and administrative decreased by $0.9 million, or 5.2%, to $16.4 million for the year ended December 31, 2008 compared to $17.3 million for the year ended December 31, 2007. The decrease is due to a decrease in salaries and benefits related to a reduction in bonuses for the year ended December 31, 2008 as well as a $0.6 million decrease in business taxes due to a refund of Philadelphia business privilege tax and a decrease in certain Delaware corporate taxes.

Impairment Loss. We recognized a non-cash impairment charge of $11.0 million related to our Murano condominium project whose units are complete and held for sale. We are required to record Murano at its estimated fair value as it meets the held for sale criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no corresponding impairment charge in 2007.

Gain on sale of real estate. Gain on sale of real estate decreased by $0.8 million, or 18.2%, to $3.6 million for the year ended December 31, 2008 compared to $4.4 million for the year ended December 31, 2007. A 14.1 acre parcel at Campus El Segundo was sold in 2006 for $24.6 million resulting in a total gain of $18.4 million. We were obligated to fund certain infrastructure improvements of approximately $2.7 million with respect to the development of the sold parcel. The remaining deferred gain was recognized upon completion of the remaining infrastructure improvements during the year ended December 31, 2008.

Interest income. Interest income decreased by $3.2 million, or 53.3%, to $2.8 million for the year ended December 31, 2008 compared to $6.0 million for the year ended December 31, 2007, primarily due to declining investment balances and lower interest rates.

Equity in net loss of unconsolidated real estate entities. Equity in net loss of unconsolidated real estate entities improved by $2.1 million, or 14.1%, to a net loss of $12.8 million for the year ended December 31, 2008 compared to a net loss of $14.9 million for the year ended December 31, 2007. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Revenue	$322,553	$258,512
Operating and other expenses	(170,019)	(138,942)
Interest expense	(126,386)	(118,182)
Depreciation and amortization	(125,565)	(107,633)
Impairment loss	(4,840)	—
Minority interest	—	(104)
(Loss) income from discontinued operations	(104)	7,662

Net loss	$(104,361)	$(98,687)

Thomas Properties’ share of net loss	$(16,168)	$(17,465)
Intercompany eliminations	3,340	2,612

Equity in net loss of unconsolidated real estate entities	$(12,828)	$(14,853)

Aggregate revenue, operating and other expenses, interest expense and depreciation and amortization for unconsolidated real estate entities for the year ended December 31, 2008 compared to the year ended December 31, 2007 increased primarily due to the acquisition of our interests in the Austin Portfolio Joint Venture Properties in June 2007. Income from discontinued operations for unconsolidated real estate entities decreased by $7.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to the sale of Intercontinental Center in 2007.

(Provision) benefit for income taxes. Provision for income taxes decreased by $3.1 million, or 258.3%, to a benefit of $1.9 million for the year ended December 31, 2008 compared to a provision of $1.2 million for the year ended December 31, 2007. Of this decrease, an increase of approximately $0.4 million is attributable to the interest on unrecognized benefits, which is recorded as a component of income tax expense, and the remainder of $2.7 million is attributable to applying the statutory rate of 35% to the change in book income for the year ended December 31, 2007 of $0.3 million to a book loss for the year ended December 31, 2008 of $7.4 million.

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

Gain on sale of real estate. Gain on sale of real estate decreased by $6.2 million, or 58.5%, to $4.4 million for the year ended December 31, 2007 compared to $10.6 million for the year ended December 31, 2006. A 14.1 acre parcel at Campus El Segundo was sold in 2006 for $24.6 million resulting in a total gain of $18.4 million. We were obligated to fund certain infrastructure improvements of approximately $2.7 million with respect to the development of the sold parcel; therefore we recorded a deferred gain of $8.1 million. The remaining deferred gain as of December 31, 2007 was $3.4 million, which was recognized on a percentage of completion basis as we completed the remaining infrastructure improvements of approximately $1.1 million during 2008.

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

Aggregate revenue attributable to, and operating and other expenses for unconsolidated real estate entities for the year ended December 31, 2007 compared to the year ended December 31, 2006 increased primarily due to the acquisition of our interests in City West Place in June 2006, the two properties in Fairfax, Virginia in January 2007 and the Austin Portfolio Joint Venture Properties in June 2007.

Aggregate interest expense increased by $61.4 million, or 108.1%, to $118.2 million for the year ended December 31, 2007 compared to $56.8 million for the year ended December 31, 2006 primarily as a result of an increase in interest expense of $6.3 million relating to the debt obligations of City West Place, $8.9 million relating to the debt obligations of the Fairfax, Virginia properties and $35.8 million relating to the debt obligations of the Austin Portfolio Joint Venture Properties. The increase was also due to refinancing of the City National Plaza mortgage and mezzanine loans in July 2006, resulting in higher additional borrowings in 2007, which resulted in an increase in interest expense of $9.4 million.

Aggregate depreciation and amortization expense increased by $52.1 million, or 93.9%, to $107.6 million for the year ended December 31, 2007 compared to $55.5 million for the year ended December 31, 2006 primarily as a result of additional depreciation and amortization expense of $7.6 million due to the acquisition of City West Place in June 2006, $7.9 million due to the acquisition of the two Fairfax, Virginia properties in January 2007 and $38.7 million due to the acquisition of the Austin Portfolio Joint Venture Properties in June 2007. In addition, there was an increase of $4.0 million for City National Plaza due to additional capital expenditures in 2007, offset by a $5.7 million decrease in depreciation and amortization expense related to Brookhollow Building 1, which was operational in previous years, but subject to commencement of redevelopment efforts during 2007.

(Provision) benefit for income taxes. Provision for income taxes increased $586,000, or 92.3%, to a provision of $1,221,000 for the year ended December 31, 2007 compared to a provision of $635,000 for the year ended December 31, 2006. Of this increase, approximately $335,000 is attributable to the interest on unrecognized benefits, which is recorded as a component of income tax expense, and the remainder is attributable to an increase in book income for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we have unrestricted cash and cash equivalents of $69.0 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit. There can be no assurances that such debt refinancing will be available at the time of such maturities on acceptable terms, if at all, and our cost of capital could increase as a result of any such debt refinancings. Additionally, existing stockholders could experience substantial dilution in the event we are required to issue additional equity capital.

As of December 31, 2008, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $5.4 million; (2) the Thomas High Performance Green Fund, an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million; and (3) the UBS North American Property Fund, an investment fund formed by us and UBS Wealth Management-North American Property Fund Limited, of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund to implement tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund up to $5.4 million in 2009. Our requirement to fund all or a portion of our commitments to the Thomas High Performance Green Fund and the UBS North American Property Fund is subject to our identifying properties to acquire that are mutually acceptable to us, and our partners. Our cash requirements for the Green Fund could be reduced by contributions by us to the fund of assets in which we have an interest.

We intend to declare and pay annual dividends on our common stock. The dividend declared for the first quarter of 2009, payable in April, 2009, is for $0.0125 per share, compared with previous quarterly dividend payments of $0.06 per share. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Two Commerce Square is subject to debt financing with lock-box arrangements. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the lock-box arrangements established for the existing lenders for the property. In addition, all of our properties held in our joint venture with CalSTRS are subject to debt financing with a lockbox arrangements. With respect to our joint venture properties, we do not control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties.

Development and Redevelopment Projects

We currently own interests in four development projects (three of which are discussed below), and our joint venture with CalSTRS includes four redevelopment properties and two development sites.

•

We have substantially completed construction and received certificates of occupancy for all of the units at Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia. We had closed sales on 111 units and 107 parking spaces as of December 31, 2008 and had an additional 14 units and 12 parking spaces under contract of sale. Under the percentage-of-completion method of accounting, we recognized a gain on sale of approximately $17.3 million for the year ended December 31, 2008. Murano is classified as Condominium units held for sale on our balance sheet as of December 31, 2008. Due to deteriorating market conditions, in the second half of 2008, we recorded an $11.0 million impairment charge.

•

During the third quarter 2008, we completed the core and shell construction of two office buildings totaling approximately 192,000 square feet at Four Points Centre. As of December 31, 2008, we have included these two buildings in our operating portfolio classification.

We anticipate seeking to mitigate our development risk on all of our development projects by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. In 2006, we refinanced the loan for City National Plaza, which provides proceeds to cover the estimated future redevelopment costs for this property. Construction of the Murano was financed in part with a construction loan up to $142.5 million. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan has a balance of $63.9 million as of December 31, 2008 and we had additional borrowing capacity of $10.1 million. The office building development at Four Points is financed in part with a construction loan up to $42.7 million. Presently, we have not obtained construction financing for the development at Campus El Segundo. If we finance these development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

We are also involved in managing two entitlement projects, which are discussed below:

•

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

•

Also, we have been engaged by NBC/Universal to entitle, master plan and develop (subject to our right of first offer) 124 acres located adjacent to Universal City in Los Angeles for the development of a residential and retail town center. We anticipate completing the development of these projects as market feasibility permits.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, we also own One Commerce Square and Two Commerce Square. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. We are contractually committed to incur expenditures of approximately $6.3 million in capital improvements, tenant improvements, and leasing commissions for the One Commerce Square and Two Commerce Square properties collectively during 2009 through 2010.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at December 31, 2008 is as follows (in thousands). The ensuing footnotes to this summary are an integral part of this disclosure.

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
Regularly scheduled principal payments	$500	$492	$1,971	$2,160	$1,946	$3,880	$10,949
Balloon principal payments due at maturity (1) (2)	20,900	128,441	—	—	106,446	121,209	376,996
Interest payments—fixed rate debt	21,756	14,912	14,290	14,205	10,055	14,751	89,969
Interest payments—variable rate debt (3)	—	—	—	—	—	—	—
Capital commitments (4)	10,897	857	—	—	—	—	11,754
Operating lease (5)	53	—	—	—	—	—	53
FIN 48 obligations, including interest and penalties (6)	—	—	—	—	—	—	—

Total	$54,106	$144,702	$16,261	$16,365	$118,447	$139,840	$489,721

(1)	The debt maturing in 2009 includes the Campus El Segundo mortgage loan in the amount of $17.0 million. This loan has a one-year extension option at our election subject to us complying with certain loan covenants. We were in compliance with these covenants as of December 31, 2008 and expect to be in compliance at the extension date. We expect to exercise our option to extend this loan. We have guaranteed and promised to pay the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. We plan to repay the remaining $3.9 million of debt maturing in 2009.

(2)

In January 2010, $36.0 million in nonrecourse senior and junior mezzanine loans secured by our ownership interest in Two Commerce Square mature. We will seek to extend or refinance this debt at maturity. The

Four Points Centre construction loan in the amount of $28.5 million matures in June 2010. This loan has two one-year extension options at our election subject to certain conditions. The first extension option is subject to completion of the improvements and executed leases representing at least 75% of the net rentable area, among other things. The second extension option is subject to completion of improvements, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. We have guaranteed in favor of and promised to pay to the lender 46.5% of the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. This guaranty is currently limited to a maximum of $13.3 million. Upon the occurrence of certain events, as defined in the repayment and completion guaranty agreement, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under the loan, and upon the occurrence of even further events, as defined, our maximum liability as guarantor will be reduced to 25.0% of all sums payable under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements, as defined in the agreement, in the event of any default of the borrower. We have completed construction of the core and shell. If the borrower fails to complete the required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. In addition, the Murano construction loan has a balance of $63.9 million as of December 31, 2008 with a maturity date of July 31, 2009, however it has two six-month extension options, which are conditional on the closing of 100 residential units, which has occurred and therefore we expect to exercise these options, and extend the maturity date to July 31, 2010. This loan is nonrecourse to the Company. We amortize the principal balance of the Murano construction loan with sales proceeds as we close on the sale of condominium units.

(3)	As of December 31, 2008, 71.8% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 28.2% of our debt bears interest at variable rates based on the prime rate or LIBOR plus a spread that ranges from 1.5% to 3.3%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what prime and LIBOR rates will be in the future. As of December 31, 2008, the one-month LIBOR was 0.44% and the prime rate was 3.25%.

(4)	Capital commitments of our company and consolidated subsidiaries include approximately $6.3 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $5.4 million to our TPG/CalSTRS joint venture, of which we estimate we will fund the entire amount in 2009. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund to implement tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(5)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options.

(6)	The FIN 48 obligations in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment for these obligations. As of December 31, 2008, $17.1 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if and when such amounts may be settled. Included within the unrecognized tax benefits is $1.5 million of accrued interest. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of December 31, 2008, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We do not have control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties as of December 31, 2008 (in thousands). We have not guaranteed any of the debt. None of these loans are recourse to us other than as noted in footnote 12 below.

	Interest Rate At December 31, 2008				Principal Amount	Maturity Date	Maturity Date at End of Extension Options
City National Plaza (1)
Senior mortgage loan	LIBOR	+	1.07%	(2)	$355,300	7/9/2009	7/9/2010
Senior mezzanine loan-Note A (3)	LIBOR	+	2.59%	(2)	66,446	7/9/2009	7/9/2010
Senior mezzanine loan-Note B	LIBOR	+	1.90%	(2)	24,000	7/9/2009	7/9/2010
Senior mezzanine loan-Note C	LIBOR	+	2.25%	(2)	24,000	7/9/2009	7/9/2010
Senior mezzanine loan-Note D	LIBOR	+	2.50%	(2)	24,000	7/9/2009	7/9/2010
Senior mezzanine loan-Note E	LIBOR	+	3.05%	(2)	22,700	7/9/2009	7/9/2010
Junior mezzanine loan (4)	LIBOR	+	5.00%	(2)	56,954	7/9/2009	7/9/2010
CityWestPlace
Fixed			6.16%		121,000	7/6/2016	7/6/2016
Floating	LIBOR	+	1.25%	(2)(5)	92,400	7/1/2009	7/1/2011
San Felipe Plaza
Mortgage loan-Note A			5.28%		101,500	8/11/2010	8/11/2010
Mortgage loan-Note B (6)	LIBOR	+	3.00%		16,200	8/11/2010	8/11/2010
2500 City West
Mortgage loan-Note A			5.28%		70,000	8/11/2010	8/11/2010
Mortgage loan-Note B (7)	LIBOR	+	3.00%		11,378	8/11/2010	8/11/2010
Brookhollow Central I, II and III
Mortgage loan-Note A	LIBOR	+	0.44%	(2)(8)	24,154	8/9/2009	8/9/2010
Mortgage loan-Note B (6)	LIBOR	+	4.25%	(2)(8)	17,494	8/9/2009	8/9/2010
Mortgage loan-Note C	LIBOR	+	4.86%	(2)(8)	16,746	8/9/2009	8/9/2010
Four Falls Corporate Center
Mortgage loan-Note A			5.31%		42,200	3/6/2010	3/6/2010
Mortgage loan-Note B (6) (9)	LIBOR	+	3.25%	(2)(10)	9,867	3/6/2010	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A			5.31%		35,300	3/6/2010	3/6/2010
Mortgage loan-Note B (6) (9)	LIBOR	+	3.25%	(2)(11)	9,152	3/6/2010	3/6/2010
2121 Market Street mortgage loan (12)			6.05%		18,826	8/1/2033	8/1/2033
Reflections I mortgage loan			5.23%		22,169	4/1/2015	4/1/2015
Reflections II mortgage loan			5.22%		9,236	4/1/2015	4/1/2015
Centerpointe I & II (13)
Senior mortgage loan	LIBOR	+	0.60%	(2)	55,000	2/9/2010	2/9/2012
Mezzanine loan (Note A) (14)	LIBOR	+	1.51%	(2)	14,501	2/9/2010	2/9/2012
Mezzanine loan (Note B) (15)	LIBOR	+	4.32%	(2)	12,539	2/9/2010	2/9/2012
Mezzanine loan (Note C) (16)	LIBOR	+	3.26%	(2)	12,855	2/9/2010	2/9/2012
Fair Oaks Plaza (17)			5.52%		44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%		43,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.05%		58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%		61,300	6/11/2017	6/11/2017
Mortgage loan-Note B			6.06%		88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%		57,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.08%		71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A			6.03%		50,900	6/11/2017	6/11/2017
Mortgage loan-Note B			6.03%		69,100	6/11/2017	6/11/2017
300 West 6th Street			6.01%		127,000	6/11/2017	6/11/2017
Research Park Plaza I & II
Senior mortgage loan	LIBOR	+	0.55%	(2)(18)	23,560	6/9/2009	6/9/2012
Mezzanine loan	LIBOR	+	2.01%	(2)(18)	27,940	6/9/2009	6/9/2012
Stonebridge Plaza II
Senior mortgage loan	LIBOR	+	0.63%	(2)(18)	19,800	6/9/2009	6/9/2012
Mezzanine loan	LIBOR	+	1.76%	(2)(18)	17,700	6/9/2009	6/9/2012
Austin Bank Term Loan	LIBOR	+	3.25%	(19)(20)	192,500	6/1/2013	6/1/2013
Revolving Credit Facility	LIBOR	+	3.25%	(21)	—	6/1/2012	6/1/2012

Subtotal—Austin, TX Portfolio:					$907,500

					$2,237,717

The LIBOR rate for the loans above was 0.44% at December 31, 2008, except for the Austin Bank Term Loan and the Revolving Credit Facility (see footnotes 20 and 21).

(1)	The City National Plaza loans collectively have maximum borrowings of $580 million. The senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to .25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to .50% of the loan amount. Under certain circumstances all of the exit fees will be waived. All of the City National Plaza loans have a one-year extension options at our election subject to a 75% loan to value ratio for all senior debt combined and 80% loan to value ratio for senior debt and junior mezzanine debt combined.

(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(3)	TPG/CalSTRS may borrow an additional $3.6 million.

(4)	TPG/CalSTRS may borrow an additional $3.0 million.

(5)	This loan has two one-year extension options at our election. The Company plans to exercise the extension option in 2009.

(6)	This loan has been fully funded as of December 31, 2008.

(7)	TPG/CalSTRS may borrow an additional $4.1 million under this loan.

(8)	These loans have a one-year extension option at our election. The Company plans to exercise the extension options in 2009.

(9)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of December 31, 2008, one month LIBOR is below 2.25%, per annum.

(10)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the partnership which owns Oak Hill Plaza/Walnut Hill Plaza.

(11)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the partnership which owns Four Falls Corporate Center.

(12)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan. The loan is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

(13)	The loans are subject to exit fees of up to 0.5% through February 9, 2009. The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The weighted average interest rate on the senior mezzanine loans as of December 31, 2008 was 3.4% per annum. The weighted average interest rate on all of the loans was 2.0% per annum. All of these loans have two one-year extension options at our election subject to a debt service coverage ratio of 1:1.

(14)	TPG/CalSTRS may borrow an additional $10.5 million under this loan.

(15)	TPG/CalSTRS may borrow an additional $9.1 million under this loan.

(16)	TPG/CalSTRS may borrow an additional $9.3 million under this loan.

(17)	This loan may be defeased in full after three years (or January 31, 2010), or prepaid in full after 9 years and 8 months (or October 2016).

(18)	These loans have three one-year extension options at our election.

(19)	The Austin Portfolio Joint Venture entered into an interest rate collar agreement for 50% of the loan balance, or $96.25 million, in which we bought a cap and sold a floor. The counterparty, a Lehman affiliate, has stopped accepting payments on the rate collar.

(20)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture Properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture Properties. The interest rate at December 31, 2008 was 4.69%.

(21)	The Austin Portfolio Joint Venture has a $100 million secured revolving credit commitment to fund future capital requirements, bearing interest at LIBOR plus 3.25%. The margin above LIBOR on this facility is subject to adjustment under certain circumstances. On September 17, 2008, we submitted a borrowing notice with respect to the full $100 million available under the revolving credit facility, which was not funded. It is our understanding that Lehman Brothers Holdings, Inc., the parent of the lead arranger and the administrative agent of this facility, as well as the administrative agent itself have filed for bankruptcy protection. The interest rate at December 31, 2008 was 4.69%.

Cash Flows

Comparison of year ended December 31, 2008 to year ended December 31, 2007

Cash and cash equivalents were $69.0 million as of December 31, 2008 and $126.7 million as of December 31, 2007.

Operating Activities—Net cash provided by operating activities decreased by $43.3 million to $2.2 million for the year ended December 31, 2008 compared to $45.5 million for the year ended December 31, 2007. The decrease was primarily the result of an increase in net loss of $(4.6) million, gain on sale of Murano condominiums of $(17.3) million, a decrease of $(35.3) million in accounts payable and other liabilities and a decrease in deferred rents of $(2.5) million primarily due to lease expirations for Conrail . The decreases were offset by the Murano impairment loss of $11.0 million and a decrease in receivables from unconsolidated subsidiaries resulting in payments of $4.5 million for lease commissions and other fees.

Investing Activities—Net cash used in investing activities increased by $104.4 million to $35.5 million for the year ended December 31, 2008 compared to $139.9 million for the year ended December 31, 2007. The increase was primarily the result of a decrease in expenditures for real estate improvements of $22.5 million, an increase due to proceeds received of $69.3 million from the sale of Murano condominium and an increase of $18.8 million resulting from a 2007 investment in the acquisition of unconsolidated real estate entities. The increases were offset by $(4.0) million used for the purchase of interests in One Commerce Square and Two Commerce Square and a decrease in return of capital from unconsolidated subsidiaries of $(3.1) million.

Financing Activities—Net cash provided by financing activities decreased by $181.0 million to $24.3 million for the year ended December 31, 2008 compared to $156.7 million used in financing activities for the year ended December 31, 2007. The decrease was primarily the result of proceeds from our April 2007 public offering, net of offering costs, of $139.3 million and a decrease of $69.8 million primarily due to the principal payments of the Murano loans. The decreases were offset by an increase of $33.6 million related to payments for the redemption of operating units in 2007.

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

Financing Activities—Net cash provided by financing activities increased by $163.1 million to $161.5 million for the year ended December 31, 2007 compared to $1.7 million used in financing activities for the year ended December 31, 2006. The increase was primarily the result of proceeds from our April 2007 public offering, net of offering costs, of $139.3 million. There was an increase of loan draws of $66.8 million for the construction loans at Four Points and Murano, which was offset by an increase in principal payments of mortgage and other secured loans of $9.3 million related to the land loan at Four Points, the Murano preferred equity loan, and the loans at Two Commerce Square. The increases were offset by a decrease of $33.6 million related to payments in 2007 for the redemption of operating units.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. We have one multi-family residential rental property and are substantially complete with construction on Murano, a high-rise residential condominium tower in Philadelphia. The existing residential property is located in the Philadelphia central business district and subject to short-term leases. Inflationary increases can often be offset by increased rental rates, however, a weak economic environment may restrict our ability to raise rental rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we intend to use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of December 31, 2008, our company had $109.4 million of outstanding consolidated floating rate debt.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.1 billion bears interest at floating rates. As of December 31, 2008, interest rate caps have been purchased for $1.0 billion of the unconsolidated floating rate loans.

Our fixed and variable rate long-term debt at December 31, 2008, before any maturity extension options, consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2009	$4,400	$80,904	$85,304
2010	36,502	28,527	65,029
2011	1,971	—	1,971
2012	2,160	—	2,160
2013	108,392	—	108,392
Thereafter	125,089	—	125,089

Total	$278,514	$109,431	$387,945

Weighted average interest rate	7.6%	5.6%	7.0%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At December 31, 2008, our variable rate long-term debt represents 28.2% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 13.3% of the weighted average variable rate at December 31, 2008, the net impact with respect to our consolidated debt would be increased costs of $0.8 million per year.

Our estimates of the fair value of financial instruments at December 31, 2008 and 2007, respectively, were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of December 31, 2008 and 2007, the estimated fair value of our mortgage and other secured loans and unsecured loan aggregates $364.1 million and $399.3 million, respectively, compared to the aggregate carrying value of $387.9 million and $396.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are filed with this report on Form 10-K commencing on page 59.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is included below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.:

We have audited Thomas Properties Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the consolidated statements of operations, stockholders’ equity (owners’ deficit) and cash flows for each of the three years in the period ended December 31, 2008 of the Company, and our report dated March 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 20, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 13, 2009. The information concerning Section 16(a) beneficial ownership reporting and corporate governance, including our nominating committee process, and audit committee members, will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Name	Age	Position
James A. Thomas	72	Chairman of the Board, President and Chief Executive Officer
R. Bruce Andrews	68	Director
Edward D. Fox	61	Director
John Goolsby	67	Director
Winston H. Hickox	66	Director
Thomas S. Ricci	51	Executive Vice President
Paul S. Rutter	55	Executive Vice President and General Counsel
Randall L. Scott	53	Executive Vice President and Director
John R. Sischo	52	Executive Vice President and Director
Diana M. Laing	54	Chief Financial Officer and Secretary
Robert D. Morgan	43	Senior Vice President, Accounting and Administration

James A. Thomas serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Thomas has served on our Board of Directors since the Company was organized in March 2004. Mr. Thomas founded our predecessor group of entities, and served as the Chairman of the Board and Chief Executive Officer of our predecessor group of entities from 1996 to the commencement of our operations in October 2004. Prior to founding our predecessor group of entities, Mr. Thomas served as a co-managing partner of Maguire Thomas Partners, a national full-service real estate operating company from 1983 to 1996. In 1996, Maguire Thomas Partners was divided into two companies with Mr. Thomas forming our predecessor group of entities with other key members of the former executive management at Maguire Thomas Partners. Mr. Thomas also served as Chief Executive Officer and principal owner of the Sacramento Kings NBA Basketball team and the ARCO Arena from 1992 until 1999. Mr. Thomas is the Chairman of the board of directors of Townhall Los Angeles, and serves on the board of directors of the SOS Coral Trees, Los Angeles Chamber of Commerce, Center Theatre Group, and the National Advisory Council of the Cleveland Marshall School of Law. He serves on the board of trustees of the Ralph M. Parsons Foundation and I Have a Dream Foundation in Los Angeles, Baldwin Wallace College in Cleveland, and St. John’s Health Center Foundation in Santa Monica, California. Mr. Thomas also serves on the board of governors of the Music Center of Los Angeles County. He is a member of the Chairman Council of the Weingart Center Association, and the Colonial Williamsburg National Council. Additionally, Mr. Thomas is the Founder and Chairman of Fixing Angelenos Stuck in Traffic (F.A.S.T.) Mr. Thomas received his Bachelor of Arts degree in economics and political science with honors from Baldwin Wallace College in 1959. He graduated magna cum laude with a juris doctorate degree in 1963 from Cleveland Marshall Law School.

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

Paul S. Rutter has served us as an Executive Vice President and General Counsel since September 2008. Mr. Rutter cofounded Gilchrist & Rutter Professional Corporation, a real estate law firm in Los Angeles in 1983 and served as Managing Shareholder until 2006. His practice included negotiating, structuring and documenting transactions in commercial real estate development, financing, leasing, acquisition and disposition. In 2006, he became Executive Vice President, Major Transactions, at Maguire Properties, where he served until June 2008.

Mr. Rutter is a member of the Los Angeles County, Beverly Hills and Santa Monica Bar Associations and is active in the Urban Land Institute. Mr. Rutter earned his A.B. magna cum laude from the University of California, Los Angeles, received Dean's List honors, and was Pi Gamma Mu and Phi Beta Kappa. Mr. Rutter received his J.D. (Order of the Coif) from the University of California, Los Angeles School of Law, where he served as Topic and Comment Editor for the Law Review and he is admitted to the bar of the State of California, the U.S. Tax Court, U.S. Supreme Court, and U.S. Court of Federal Appeals.

Randall L. Scott serves us as an Executive Vice President and Director. Mr. Scott has been a member of our Board of Directors since April 2004. Mr. Scott directed asset management operations nationally and East Coast development activity for our predecessor group of entities from its inception in 1996 until the commencement of our operations in October 2004. Prior to the formation of our predecessor group of entities, Mr. Scott was with Maguire Thomas Partners from 1986 to August 1996. As a senior executive at Maguire Thomas Partners, Mr. Scott worked on several large-scale development projects, including One Commerce Square in Philadelphia and The Gas Company Tower in Los Angeles. Mr. Scott was also on the pre-development team for the CalEPA project in Sacramento and served in a general business development capacity. Mr. Scott is currently involved in various civic and professional organizations and serves on the board of directors of the Center City District, a Philadelphia non-profit special services organization and the board of trustees of Magee Rehabilitation Hospital, a Philadelphia-based specialty hospital providing medical rehabilitation services to people with physical disabilities. Mr. Scott holds a bachelor’s degree in business administration from Butler University in Indianapolis.

John R. Sischo serves us as an Executive Vice President and Director. Mr. Sischo has been a member of our Board of Directors since April 2004. He is responsible for our investment management services, including oversight of our relationship with CalSTRS, acquisition efforts and our capital market relationships. He served as Chief Financial Officer of our predecessor group of entities from April 1998 until May 2004. From 1989 to 1998, Mr. Sischo was with Bankers Trust where he was instrumental in developing their real estate investment management practice. Prior to 1989, Mr. Sischo was with Security Pacific Corporation’s real estate investment banking practice. He began his career at Merrill Lynch Capital Markets. Mr. Sischo is on the board of directors of the Center City Association, a Los Angeles non-profit special services organization. Mr. Sischo received a bachelor’s degree in political science from the University of California at Los Angeles.

Diana M. Laing serves as our Chief Financial Officer and Secretary, which positions she has held since May 2004. She is responsible for financial reporting oversight, capital markets transactions and investor relations. Prior to becoming a member of our senior management team, Ms. Laing served as Chief Financial Officer of Triple Net Properties, LLC from January 2004 through April 2004. From December 2001 to December 2003, Ms. Laing served as Chief Financial Officer of New Pacific Realty Corporation, and held this position at Firstsource Corp. from July 2000 to May 2001. Previously, Ms. Laing was Executive Vice President and Chief Financial Officer of Arden Realty, Inc., a publicly-traded REIT, from August 1996 to July 2000. From 1982 to August 1996, she was Chief Financial Officer of Southwest Property Trust, Inc., a publicly-traded multi-family REIT. She is a member of the board of directors, chairman of the audit committee and a member of the compensation committee for The Macerich Company, a publicly-traded REIT. She also serves on the board of the Big Brothers/Big Sisters of Greater Los Angeles and the Inland Empire. Ms. Laing holds a bachelor of science degree in accounting from Oklahoma State University.

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

The information concerning our audit committee financial expert required by Item 10 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information concerning our executive compensation and director compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Incentive Plans

Equity Compensation Plan Information

The following table sets forth information with respect to our 2004 Equity Incentive Plan (“Incentive Plan”) and our Non-employee Directors Restricted Stock Plan under which equity incentives of our company and our Operating Partnership are authorized for issuance. The Incentive Plan provides incentives to our employees and is intended to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. Our Non-employee Directors Restricted Stock Plan provides for initial and annual grants to our non-employee directors.

Under the original Plan, we were allowed to issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. At the Annual Meeting of shareholders in May 2007, the shareholders approved an increase in the number of shares of common stock reserved for issuance or transfer under the Plan from 2,011,906 shares to a total of 2,361,906. In addition, the restrictions on the aggregate number of shares that may be issued or transferred with respect to specified awards granted under the Plan were eliminated. At the Annual Meeting of Shareholders in June 2008, the shareholders approved an increase in the number of shares of the common stock reserved for issuance or transfer under the plan from 2,361,906 shares to a total of 3,361,906 shares. Under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant and as of December 31, 2008, 29,065 shares remain available for grant. Restricted shares granted under each of our plans entitle the holder to full voting rights and the holder will receive any dividends paid.

We have no equity compensation plans that were not approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans
Equity compensation plans approved by security holders at December 31, 2008	670,609	(1)	$12.74	1,079,871	(2)

(1)	In addition there were 746,115 vested incentive units outstanding and 512,221 unvested incentive units outstanding under our Incentive Plan at December 31, 2008.
(2)	Consists of 1,050,806 remaining available for grant under the Incentive Plan at December 31, 2008 and 29,065 remaining available for grant under the Non-employee director plan at December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

The following consolidated financial information is included as a separate section of this report on Form 10-K:

INDEX TO FINANCIAL STATEMENTS

Page
Thomas Properties Group, Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets as of December 31, 2008 and 2007	61
Consolidated Statements of Operations for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2008, 2007 and 2006	62
Consolidated Statements of Stockholders’ Equity for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2008, 2007 and 2006	63
Consolidated Statements of Cash Flows for Thomas Properties Group, Inc. and Subsidiaries for the years ended December 31, 2008, 2007 and 2006	64
Notes to Consolidated Financial Information	66
Schedule III: Investments in Real Estate	100

TPG/CalSTRS, LLC:
Report of Independent Registered Public Accounting Firm	101
Consolidated Balance Sheets as of December 31, 2008 and 2007	102
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	103
Consolidated Statements of Members’ Equity and Comprehensive Loss for the years ended December 31, 2008, 2007 and 2006	104
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	105
Notes to Consolidated Financial Information	106

(b) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

10.1*	Amended and Restated 2004 Equity Incentive Plan (3)

10.2	Operating Partnership Agreement. (4)

10.3	Master Contribution Agreement entered into by James A. Thomas and the other contributors party thereto. (4)

10.4	Non-employee Directors Restricted Stock Plan. (4)

10.5	Pairing Agreement between the Registrant and its Operating Partnership. (4)

10.6	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers. (5)

10.7*	Amended and Restated Employment Agreement between the Registrant and Mr. James A Thomas. (15)

10.8*	Amended and Restated Employment Agreement between the Registrant and Mr. Thomas S. Ricci. (15)

10.9*	Amended and Restated Employment Agreement between the Registrant and Mr. Randall L. Scott. (15)

10.10*	Amended and Restated Employment Agreement between the Registrant and Mr. John R. Sischo. (15)

10.11*	Amended and Restated Employment Agreement between the Registrant and Ms. Diana M. Laing. (15)

10.12+	Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (5)

10.13	Registration Rights Agreement between the Registrant and the parties thereto. (4)

10.14	Loan Agreement dated as of July 31, 2003 between Philadelphia Plaza-Phase II, LP as Borrower and Morgan Stanley Mortgage Capital, Inc. as Lender. (5)

10.15	Senior Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 1, LP as Guarantor and DB Realty Mezzanine Investment Fund II, LLC as Lender. (5)

10.16	Junior A Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 2, LP as Guarantor and DB Realty Mezzanine Parallel Fund II, LLC as Lender. (5)

10.17	Junior B Mezzanine Loan Agreement dated as of July 31, 2003 by and among Philadelphia Plaza-Phase II, LP as Borrower, TCS SPE 3, LP as Guarantor and DB Realty Mezzanine Parallel Fund II, LLC as Lender. (5)

10.18	Thomas Properties Group, Inc. Form of Restricted Shares Award Agreement. (6)

10.19	Thomas Properties Group, Inc., Form of Incentive Unit Award Agreement. (6)

10.20	Thomas Properties Group, Inc. Form of Non-Qualified Option Award Agreement. (6)

10.21	Thomas Properties Group, Inc. Form of Non-employee Directors’ Restricted Shares Award Agreement. (6)

10.22	Loan Agreement between TPG Oak Hill/Walnut Hill, LLC and Greenwich Capital Financial Products, Inc. (6)

10.23	Loan Agreement between TPG Four Falls, LLC and Greenwich Capital Financial Products, Inc. (6)

10.24	Loan Agreement between TPG—San Felipe Plaza, L.P. and Nomura Credit & Capital, Inc. (7)

10.25	Loan Agreement between TPG—2500 City West, L.P. and Nomura Credit & Capital, Inc. (7)

10.26	Loan Agreement between TPG—BH/ICC, L.P. and Nomura Credit & Capital, Inc. (7)

10.27	Loan Agreement between TPG—Commerce Square Partners—Philadelphia Plaza, L.P. as borrower and Greenwich Capital Financial Products, Inc. as lender. (8)

10.28	Loan Agreement between TPG-2101 CityWest 1&2, L.P. and Greenwich Capital Financial Products, Inc. (9)

10.29	Loan Agreement between TPG-2101 CityWest 3&4, L.P. and Greenwich Capital Financial Products, Inc. (9)

10.30	Loan Agreement between 515/555 Flower Associates, LLC and Citigroup Global Markets Realty Corp. (9)

10.31	Loan Agreement between 515/555 Flower Mezzanine Associates, LLC and Citigroup Global Markets Realty Corp. (9)

10.32	Loan Agreement between 515/555 Flower Junior Mezzanine Associates, LLC and Citigroup Global Markets Realty Corp. (9)

10.33	First Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (10)

10.34	Second Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (11)

10.35	Third Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (12)

10.36	Limited Partnership Agreement of Thomas High Performance Green Fund, L.P. (12)

10.37+	Letter Agreement Relating to Thomas High Performance Green Fund, L.P. with California State Teachers’ Retirement System. (12)

10.38*	Employment Agreement between the Registrant and Mr. Paul S. Rutter. (13)

10.39*	Policy adopted by the Compensation Committee regarding equity grants to executive officers. (14)

10.40	Fourth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any registration statement filed under the Securities Act of 1933.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed October 18, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 8-K filed January 4, 2008.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed April 29, 2008.

(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed November 22, 2004.

(5)	Incorporated by reference from Registration Statement file number 333-11452.

(6)	Incorporated by reference from the Registrant’s Report on Form 10-K filed March 30, 2005.

(7)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 10, 2005.

(8)	Incorporated by reference from the Registrant’s Report on Form 8-K filed January 5, 2006.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 9, 2006.

(10)	Incorporated by reference from the Registrant’s Report on Form 10-K filed April 2, 2007.

(11)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 9, 2007.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-K filed March 18, 2008.

(13)	Incorporated by reference from the Registrant’s Report on Form 8-K filed September 5, 2008.

(14)	Incorporated by reference from the Registrant’s Report on Form 8-K filed June 10, 2008.

(15)	Incorporated by reference from the Registrant’s Report on Form 8-K filed December 24, 2008.

+	Confidential treatment requested.

*	Managerial compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.:

We have audited the accompanying consolidated balance sheets of Thomas Properties Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (owners’ deficit), and cash flows of the Company for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas Properties Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 20, 2009

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

December 31, 2008 and 2007

	2008	2007
ASSETS
Investments in real estate:
Operating properties, net of accumulated depreciation of $101,191 and $111,619 as December 31, 2008 and 2007, respectively	$274,784	$237,250
Land improvements—development properties	101,495	73,979
Construction in progress	1,274	152,135
Condominium units held for sale	101,112	—

	478,665	463,364
Investments in unconsolidated real estate entities	33,791	49,199
Cash and cash equivalents, unrestricted	69,023	126,647
Restricted cash	16,665	26,251
Rents and other receivables, net of allowance for doubtful accounts of $226 and $558 as of December 31, 2008 and 2007, respectively	4,452	2,352
Receivables from condominium sales contracts, net	10,485	—
Receivables from unconsolidated real estate entities	4,701	6,640
Deferred rents	10,604	14,696
Deferred leasing and loan costs, net of accumulated amortization of $9,826 and $8,874 as of December 31, 2008 and 2007, respectively	15,018	13,051
Other assets, net	21,724	18,692

Total assets	$665,128	$720,892

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$255,579	$257,278
Other secured loans	128,466	134,829
Unsecured loan	3,900	3,900
Accounts payable and other liabilities, net	46,567	74,953
Dividends and distributions payable	2,377	2,354
Due to affiliate	—	2,000
Prepaid rent	2,819	3,182

Total liabilities	439,708	478,496

Minority Interests:
Unitholders in the Operating Partnership	87,039	95,245
Minority interests in consolidated real estate entities	3,773	4,581

Total minority interests	90,812	99,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of December 31, 2008 and 2007	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 23,853,904 and 23,747,936 shares issued and outstanding as of December 31, 2008 and 2007, respectively	238	237
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 14,496,666 shares issued and outstanding as of December 31, 2008 and 2007	145	145
Additional paid-in capital	161,205	157,799
Retained deficit and dividends, including $186 and $201 of other comprehensive loss as of December 31, 2008 and December 31, 2007, respectively	(26,980)	(15,611)

Total stockholders’ equity	134,608	142,570

Total liabilities and stockholders’ equity	$665,128	$720,892

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Revenues:
Rental	$30,523	$32,646	$33,076
Tenant reimbursements	25,874	26,371	25,197
Parking and other	3,869	3,917	3,837
Investment advisory, management, leasing, and development services	7,194	12,750	6,931
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	18,263	17,921	12,603
Reimbursement of property personnel costs	6,079	3,877	2,620
Condominium sales	79,758	—	—

Total revenues	171,560	97,482	84,264

Expenses:
Rental property operating and maintenance	25,608	22,690	20,805
Real estate taxes	6,482	6,087	5,904
Investment advisory, management, leasing, and development services	14,800	13,093	7,139
Reimbursable property personnel costs	6,079	3,877	2,620
Cost of condominium sales	62,436	—	—
Rent—unconsolidated real estate entities	284	241	227
Interest	22,763	17,721	20,570
Depreciation and amortization	11,766	11,604	12,661
General and administrative	16,411	17,326	17,202
Impairment loss	11,023	—	—

Total expenses	177,652	92,639	87,128

Gain on sale of real estate	3,618	4,441	10,640
Gain (loss) from early extinguishment of debt	255	—	(360)
Interest income	2,795	6,014	2,974
Equity in net loss of unconsolidated real estate entities	(12,828)	(14,853)	(12,909)
Minority interests—unitholders in the Operating Partnership	4,683	(249)	1,577
Minority interests in consolidated real estate entities	198	122	(472)

(Loss) income before benefit (provision) for income taxes	(7,371)	318	(1,414)
Benefit (provision) for income taxes	1,885	(1,221)	(635)

Net loss	$(5,486)	$(903)	$(2,049)

Loss per share-basic and diluted	$(0.23)	$(0.04)	$(0.14)
Weighted average common shares outstanding—basic	23,693,577	20,739,371	14,339,032
Weighted average common shares outstanding—diluted	23,693,577	20,739,371	14,339,032

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Limited Voting Stock	Additional Paid-In Capital	Deficit	Unearned Compensation, net	Other Comprehensive Income (loss)	Total
	Shares	Amount
Balance, December 31, 2005	14,347,465	$143	$167	$66,965	$(3,379)	$(264)	$—	$63,632
Beginning balance adjustment	—	—	—	4,603	(269)	—	—	4,334
Reclass due to adoption of SFAS No. 123 R	—	—	—	(264)	—	264	—	—
Issuance of unvested restricted stock, net of minority interests	66,419	1	—	408	—	—	—	409
Vesting of restricted stock	—	—	—	235	—	—	—	235
Vesting of stock options	—	—	—	77	—	—	—	77
Vesting of incentive units, net of minority interests	—	—	—	1,390	—	—	—	1,390
Change in minority interest (see Note 3)	—	—	—	(2,373)	—	—	—	(2,373)
Stock option exercise, net of minority interest	4,377	—	—	54	—	—	—	54
Dividends	—	—	—	—	(3,459)	—	—	(3,459)
Net loss	—	—	—	—	(2,049)	—	—	(2,049)

Balance, December 31, 2006	14,418,261	$144	$167	$71,095	$(9,156)	$—	$—	$62,250
Adoption of FIN 48	—	—	—	—	(120)			(120)
Issuance of unvested restricted stock, net of minority interests	103,564	1	—	—	—	—	—	1
Vesting of restricted stock	—	—	—	1,354	—	—	—	1,354
Vesting of stock options	—	—	—	465	—	—	—	465
Vesting of incentive units, net of minority interests	—	—	—	1,481	—	—	—	1,481
Change in minority interest (see Note 3)	—	—	—	(22,272)	—	—	—	(22,272)
Stock option exercise, net of minority interest	26,111	—	—	320	—	—	—	320
Proceeds from sale of common stock, net of offering expenses	9,200,000	92	—	139,316	—	—	—	139,408
Syndication fee	—	—	—	(314)	—	—	—	(314)
Redemption of Operating Partnership units	—	—	(22)	(33,646)	—	—	—	(33,668)
Dividends	—	—	—	—	(5,278)	—	—	(5,278)
Tax benefit for uncertain tax provision	—	—	—	—	47	—	—	47
Other comprehensive loss recognized, net of minority interests	—			—	—	—	(201)	(201)
Net loss	—	—	—	—	(903)	—	—	(903)

Balance, December 31, 2007	23,747,936	$237	$145	$157,799	$(15,410)	$—	$(201)	$142,570
Issuance of unvested restricted stock, net of minority interests	105,968	1	—	—	—	—	—	1
Share registration expenses	—	—	—	(15)	—	—	—	(15)
Vesting of restricted stock	—	—	—	1,063	—	—	—	1,063
Vesting of stock options	—	—	—	218	—	—	—	218
Vesting of incentive units, net of minority interests	—	—	—	1,353	—	—	—	1,353
Change in minority interest (see Note 3)	—	—	—	787	—	—	—	787
Dividends	—	—	—	—	(5,898)	—	—	(5,898)
Other comprehensive income recognized, net of minority interests	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	(5,486)	—	—	(5,486)

Balance, December 31, 2008	23,853,904	$238	$145	$161,205	$(26,794)	$—	$(186)	$134,608

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Cash flows from operating activities:
Net loss	$(5,486)	$(903)	$(2,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate	(3,618)	(4,441)	(10,640)
Gain on sale of condominiums—closed units	(15,001)	—	—
Gain on sale of condominiums—units under contracts	(2,321)	—	—
Loss from early extinguishment of debt	—	—	360
Equity in net loss of unconsolidated real estate entities	12,828	14,853	12,909
Deferred rents	3,433	5,896	5,543
Depreciation and amortization expense	11,766	11,604	12,661
Bad debt	564	143	127
Amortization of loan costs	449	327	488
Amortization of above and below market leases, net	(79)	(16)	(259)
Non-cash amortization of share-based compensation	3,495	3,764	3,754
Minority interests	(4,881)	127	(1,105)
Distributions from operations of unconsolidated real estate entities	462	1,113	980
Impairment loss	11,023	—	—
Changes in assets and liabilities:
Rents and other receivables	(2,664)	(300)	(879)
Receivables—unconsolidated real estate entities	1,939	(2,566)	(739)
Deferred leasing and loan costs	(3,864)	(599)	(419)
Deferred tax asset	—	—	635
Other assets	(3,930)	(12,558)	28
Deferred interest payable	4,587	177	177
Accounts payable and other liabilities	(5,906)	29,434	(749)
Due to affiliate	—	2,000	—
Prepaid rent	(580)	(156)	(195)
Deferred tax liability	—	(2,392)	—

Net cash provided by operating activities:	2,216	45,507	20,628

Cash flows from investing activities:
Expenditures for improvements to real estate	(102,956)	(125,481)	(29,257)
Proceeds from sales of condominiums	69,273	—	—
Purchases of interests in consolidated real estate entities	(4,000)	—	—
Purchases of interests in unconsolidated real estate entities	—	(18,797)	(24,150)
Proceeds from sale of real estate	—	—	29,450
Return of capital from unconsolidated real estate entities	4,105	7,166	26,853
Contributions to unconsolidated real estate entities	(1,965)	(2,059)	(21,980)
Payments for purchase of naming rights	—	(750)	—

Net cash used in investing activities	$(35,543)	$(139,921)	$(19,084)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Cash flows from financing activities:
Proceeds from equity offering	—	139,818	—
Payment of share registration costs	(15)	(432)	—
Payment for redemption of operating units	—	(33,646)	—
Minority interest contributions	—	—	52
Minority interest distributions	(211)	(36)	(550)
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(9,463)	(8,557)	(7,653)
Principal payments of mortgage and other secured loans	(89,998)	(20,215)	(10,962)
Proceeds from mortgage and other secured loans	75,070	84,217	17,434
Payments of loan costs	—	—	(51)
Proceeds from exercise of stock options	—	320	54
Change in restricted cash	320	(4,751)	560

Net cash (used in) provided by financing activities	(24,297)	156,718	(1,116)

Net (decrease) increase in cash and cash equivalents	(57,624)	62,304	428
Cash and cash equivalents at beginning of period	126,647	64,343	63,915

Cash and cash equivalents at end of period	$69,023	$126,647	$64,343

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $3,731, $6,196, and $4,710 for the year ended December 31, 2008, December 31, 2007 and December 31, 2006	$22,232	$22,730	$19,180
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership	$23	$438	$1,916
Investments in real estate included in accounts payable and other liabilities	(9,584)	13,503	5,789
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	19,057	4,540	8,730
Increase in investments in real estate for the consolidation of Murano	—	—	7,436
Reclassification of minority interest for limited partnership units in the Operating Partnership from additional paid in capital	787	22,272	2,373
Other comprehensive income	(22)	329	—
Syndication fee related to investment in Austin Portfolio Joint Venture Properties	—	560	—

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

December 31, 2008, 2007, and 2006

(Tabular amounts in thousands)

1. Organization and Description of Business

The terms “Thomas Properties”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. together with our Operating Partnership, Thomas Properties Group, L.P. (the “Operating Company”).

We were formed to succeed to certain businesses of the Thomas Properties predecessor (Thomas Properties Group, Inc. Predecessor, or “TPGI Predecessor”), which was not a legal entity but rather a combination of real estate entities and operations. We own, manage, lease, acquire and develop real estate, consisting primarily of office properties and related parking garages, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas and Austin, Texas. The owners of TPGI Predecessor were Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, and certain others who had minor ownership interests.

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

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of December 31, 2008, we held a 61.0% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

As of December 31, 2008, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Construction substantially complete; Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Core and shell construction of two office buildings complete; undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land—site infrastructure substantially complete; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California

Unconsolidated properties:
2121 Market Street	Residential and Retail	PCBD

TPG/CalSTRS, LLC:
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office and undeveloped land	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped	Houston, Texas
land
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
San Jacinto Center	High-rise office	Austin Central Business District,
Texas, (“ACBD”)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Property	Type	Location
Frost Bank Tower	High-rise office	ACBD

One Congress Plaza	High-rise office	ACBD

One American Center	High-rise office	ACBD

300 West 6th Street	High-rise office	ACBD

Research Park Plaza I & II	Suburban office	Austin, Texas

Park 22 I-III	Suburban office	Austin, Texas

Great Hills Plaza	Suburban office	Austin, Texas

Stonebridge Plaza II	Suburban office	Austin, Texas

Westech 360 I-IV	Suburban office	Austin, Texas

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

Effective October 13, 2004, Mr. Thomas owned an 11% ownership interest in One Commerce Square and Two Commerce Square. On December 31, 2007, we exercised our option to purchase Mr. Thomas’ 11% ownership interest in One Commerce Square for $2 million, and on August 6, 2008, we exercised our option to purchase Mr. Thomas’ 11% ownership interest in Two Commerce Square.

As of December 31, 2008, we held a 73% interest in Murano, which was formed to hold a general partnership interest in the Murano development project. Commencing as of August 2, 2006, we consolidated this entity.

2. Change in Method of Accounting for Deferred Tax Asset

As of January 1, 2006, we elected to change the method of accounting for the deferred tax effects of Thomas Properties Group, Inc.’s investment in its consolidated Operating Partnership. Paragraph 34 of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), notes that a deferred tax asset related to an investment in a consolidated subsidiary or corporate joint venture should not be recorded unless it is apparent it will reverse in

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

the foreseeable future. Because partnerships are not taxable entities and their tax consequences flow through to their investors they generally are not considered consolidated subsidiaries or corporate joint ventures. However, because the deferred tax assets related to the outside basis difference of the Company’s investment in the Operating Partnership bears the same attributes as the outside basis difference of a consolidated subsidiary, we have adopted, as a change in accounting policy, a limitation on recording deferred tax assets related to the investment in consolidated partnerships unless the temporary difference will reverse in the foreseeable future. This preferable alternative results in an application whereby we do not recognize a deferred tax asset related to these temporary differences as they will not reverse in the foreseeable future. In accordance with SFAS No. 154, Accounting for Changes and Error Corrections (SFAS No. 154), we have retrospectively applied this preferable alternative and adjusted our previously issued consolidated financial statements.

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

The interests in One Commerce Square (beginning June 1, 2004 through December 30, 2007), and Two Commerce Square (beginning October 13, 2004 through August 5, 2008), not owned by us are reflected as minority interest. On August 6, 2008 and December 31, 2007, we exercised our option to purchase the remaining 11% interest in Two Commerce Square and One Commerce Square, respectively, for $2.0 million each, resulting in our 100% ownership of Two Commerce Square and One Commerce Square.

We have a $20,510,000 preferred equity interest in Murano. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano.

Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $22.6 million and $16.3 million as of December 31, 2008 and 2007, respectively.

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Included in the consolidated net loss for the year ended December 31, 2008, is a pre-tax, non-cash impairment charge of $11.0 million related to our Murano condominium project whose units

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

are complete and held for sale. We were required to record the condominium units at their estimated fair value on December 31, 2008, as the condominium units met the held for sale criteria of SFAS 144. Also included in Equity in net loss of unconsolidated real estate entities for the year ended December 31, 2008, is a pre-tax, non-cash impairment charge of $1.2 million related to our joint venture investments. We recorded our share of the impairment loss at the joint venture level as these investments met the other-than-temporary impairment criteria of Accounting Principles Board Opinion No. 18—The Equity Method of Accounting for Investments in Common Stock.

Deferred Leasing and Loan Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed. Leasing costs, net of related amortization, totaled $13,477,000 and $11,064,000 as of December 31, 2008 and 2007, respectively, and are included in deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets. For the years ended 2008 and 2007, amortization of leasing costs was $2,091,000 and $1,653,000, respectively.

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Loan costs, net of related amortization, totaled $1,541,000 and $1,987,000 as of December 31, 2008 and 2007, respectively, and are included in deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in other assets, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, included in other liabilities, are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2008 and 2007, we had an asset related to above market leases of $1,070,000 and $1,148,000, respectively, net of accumulated amortization of $884,000 and $658,000, respectively, and a liability related to below market leases of $920,000 and $946,000, respectively, net of accumulated accretion of $1,179,000 and $1,110,000, respectively. The weighted average amortization period for our above and below market leases was approximately 4.2 and 7.7 years as of December 31, 2008 and 2007, respectively.

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

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$543	$533	$521	$476	$381	$1,005	$3,459

Adjustments to rental revenues
Above market leases	$(249)	$(219)	$(218)	$(207)	$(147)	$(30)	$(1,070)
Below market leases	237	221	218	140	35	69	920

Net adjustment to rental revenues	$(12)	$2	$—	$(67)	$(112)	$39	$(150)

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Company. As a result, all common transactions result in an allocation between the stockholders’ equity and minority interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the minority interest of the Operating Partnership ownership percentage as well as the change in total net assets of the company.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment decreased revenue by $3,044,000, $5,678,000, and $5,501,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $80,000, $16,000 and $259,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in rents and other receivables. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

During the fourth quarter of 2007, our management concluded that the accounting for certain reimbursements (primarily tenants’ over-standard usage of certain operating expenses such as electricity and business use and occupancy taxes) related to our property operations, should have been presented on a gross basis versus a net revenue basis, pursuant to EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and that revenues should have been presented in tenant reimbursements instead of parking and other. Accordingly, we reclassified such reimbursements from the parking and other revenue caption to the tenant reimbursements revenue caption, and we reclassified the corresponding expense from the parking and other revenue caption to the rental property operating and maintenance expense caption for the year ended December 31, 2006 to be consistent with the presentation for the year ended December 31, 2007. As a result, amounts reflected as “tenant reimbursements”, “parking and other” and “rental property operating and maintenance” in the consolidated statements of operations for the year ended December 31, 2006 have increased (decreased) from the amounts previously reported by $5.8 million, $(0.1) million, and $5.7 million, respectively. This reclassification had no impact on operating income, net income, and earnings per share or stockholders’ equity.

We recognize gains on sales of real estate when the recognition criteria in SFAS No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”) have been met, generally at the time title is transferred and we no longer have

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

substantial continuing involvement with the real estate asset sold. If the criteria for profit recognition under the full-accrual method are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit or percentage of completion method, as appropriate, until the appropriate criteria are met. With respect to a parcel we sold at Campus El Segundo in 2006, we deferred a portion of the gain as we were obligated to fund certain infrastructure improvements with respect to the sold parcel; therefore we recognized the deferred gain on the percentage of completion method. The improvements were completed in 2008 and the remaining deferred gain balance was recognized.

We have one high-rise condominium project for which we use the percentage of completion accounting method to recognize revenues and costs. Revenues and costs for projects are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not revert to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the costs of the project can be reasonably estimated. Revenues are recognized on the individual project’s aggregate value of units which have closed and units for which the home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. The total estimated costs of the project are allocated to these units on a relative sales value basis. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right to keep the deposit. As of December 31, 2008, there were six forfeitures totaling $574,000, of which $528,000 was recognized in 2008, and $46,000 was recognized in 2007.

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

Equity Offering Costs

Underwriting commissions and costs and expenses from our October 2004 initial public offering and our April 2007 public offering are reflected as a reduction to additional paid-in-capital. In addition, share registration expenses of $15,000 related to the redemption of incentive units are reflected as a reduction to additional paid-in-capital.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Earnings (loss) per share

Earnings (loss) per share is calculated based on the weighted average number of shares of our common stock outstanding during the period. The assumed exercise of outstanding stock options and the effect of the vesting of unvested restricted stock that has been granted all calculated using the treasury stock method, are not dilutive for the years ended December 31, 2008, 2007 and 2006.

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

Currently, certain of our unconsolidated real estate entities use interest rate caps, floors and collars to manage the interest rate risk resulting from variable interest payments on floating rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

The table below presents the assets and liabilities associated with our unconsolidated investments measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets
Interest rate contracts	$—	$15	$—	$15
Liabilities
Interest rate contracts	$—	$3,618	$—	$3,618

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“SFAS 157-1”). SFAS No. 157-1 amends SFAS 157, to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141 (R), “Business Combinations” (“SFAS 141R”), regardless of whether those assets and liabilities are related to leases. The adoption of FASB Staff Position No. 157-1 did not have a material impact on our financial position or results of operations.

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

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

effective for the first fiscal year beginning after November 15, 2007, which for us meant an effective date of January 1, 2008. We did not elect the fair value measurement option for any financial assets or liabilities.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

Concentration of Credit Risk

Financial instruments that subject us to credit risk consist primarily of cash and accounts receivable. We maintain our unrestricted cash and restricted cash on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There is a concentration of risk related to amounts that exceed the FDIC insurance coverage. We believe that the risk is not significant. Our cash equivalents are typically invested in AAA-rated short-term instruments, which provide daily liquidity, and are subject to the U.S. Treasury’s Temporary Guarantee Program for money market funds, which is scheduled to expire on April 30, 2009. This program provides enhanced capital protection.

We have two operating properties and one unconsolidated operating property located in downtown Philadelphia, Pennsylvania. In addition, the Murano residential high-rise project consists of condominium units held for sale in downtown Philadelphia, Pennsylvania. The ability of the tenants to honor the terms of their respective leases, and the ability of prospective buyers to close on the acquisition of a condominium unit, is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

We generally require either a security deposit, letter of credit or a guarantee from our tenants. We require a 15% cumulative deposit of prospective buyers of our Murano condominium project, which is essentially non-refundable except in cases of our non-performance.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

4. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, and the TPG/CalSTRS properties. TPG/CalSTRS owns the following entities:

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

2500 City West land (purchased December 2005)

CityWestPlace (purchased June 2006)

Centerpointe I & II (purchased January 2007)

Fair Oaks Plaza (purchased January 2007)

TPG-Austin Portfolio Investor, LLC (inception date June 2007)

The following investment entity that holds a mortgage loan receivable is accounted for using the equity method of accounting:

BH Note B Lender, LLC (formed in October 2008)

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

Research Park Plaza I & II (purchased June 2007)

Park 22 I-III (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of December 31, 2008:

2121 Market Street	50.0%
TPG/CalSTRS, LLC:
City National Plaza	21.3%
All other properties, excluding Austin Portfolio Joint Venture Properties	25.0%
Austin Portfolio Joint Venture Properties	6.3%

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Investments in unconsolidated real estate entities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
TPG/CalSTRS
City National Plaza	$(13,793)	$(9,168)
Reflections I	1,512	1,402
Reflections II	1,666	1,609
Four Falls Corporate Center	579	1,069
Oak Hill Plaza/Walnut Hill Plaza	265	700
Valley Square Office Park	(9)	(9)
San Felipe Plaza	3,367	4,450
2500 City West	1,015	1,962
Brookhollow Central I, II and III/ Intercontinental Center	816	1,934
CityWestPlace	21,147	21,280
Centerpointe I & II	4,960	6,526
Fair Oaks Plaza	2,528	2,957
Austin Portfolio Investor	(2,148)	(472)
Frost Bank Tower	2,757	3,057
300 West 6th Street	2,240	2,611
San Jacinto Center	1,801	2,059
One Congress Plaza	2,276	2,587
One American Center	2,087	2,411
Stonebridge Plaza II	694	762
Park 22 I-III	667	671
Research Park Plaza I & II	840	1,002
Westech 360 I-IV	477	540
Great Hills Plaza	359	397
TPG/CalSTRS	(1,156)	51
BH Note B Lender	739	—
2121 Market Street and Harris Building Associates	(1,895)	(1,189)

	$33,791	$49,199

The following is a summary of the investments in unconsolidated real estate entities for the years ended December 31, 2008, 2007, and 2006:

Investment balance, December 31, 2005	$41,124
Beginning balance adjustment for recalculated depreciation expense allocation	9,836
Contributions, including $24,150 for acquisition of new properties	46,130
Equity in net loss of unconsolidated real estate entities	(12,909)
Distributions	(31,817)

Investment balance, December 31, 2006	$52,364
Contributions, including $18,797 for acquisition of new properties	20,296
Equity in net loss of unconsolidated real estate entities	(14,853)
Other comprehensive income/loss	(329)
Distributions	(8,279)

Investment balance, December 31, 2007	$49,199
Contributions, including $714 for acquisition of Brookhollow Note B loan	1,965
Equity in net loss of unconsolidated real estate entities	(12,828)
Other comprehensive income/loss	22
Distributions	(4,567)

Investment balance, December 31, 2008	$33,791

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

The total capital commitment to the joint venture was $378.3 million as of December 31, 2008. On February 1, 2008, we revised our agreement with CalSTRS providing for $25 million in additional capital commitments, $18.75 million and $6.25 million from CalSTRS and us, respectively, of which approximately $16.1 million and $5.4 million was unfunded by CalSTRS and us, respectively, as of December 31, 2008.

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

Lehman Brothers Holdings, Inc. filed for bankruptcy protection in September 2008. The Lehman affiliate that owns the equity interest in the Austin Portfolio Joint Venture is 100% indirectly owned by Lehman Brothers Holdings, Inc. In addition, two Lehman Brothers Holdings, Inc. affiliates consisting of Lehman Commercial Paper Inc. and Lehman Brothers Inc., are administrative agent and lead arranger, respectively, under the Austin Portfolio Joint Venture’s $292.5 million credit agreement, which includes a $100 million revolving credit facility and a $192.5 million term loan. The $192.5 million term loan has been fully funded by Lehman Commercial Paper Inc. and is secured by certain properties held in the joint venture and secondary liens on other joint venture properties. We submitted a borrowing notice on September 17, 2008 with respect to the full $100 million available under the revolving credit facility, which was not funded. On September 19, 2008, we sent Lehman Commercial Paper Inc. and Lehman Brothers Inc. a notice of default of their obligations under the credit agreement. Both Lehman Commercial Paper, Inc. and Lehman Brothers Inc. have filed bankruptcy proceedings which have stayed any action by the Austin Portfolio Joint Venture to enforce the obligation to fund the revolving credit facility. We cannot offer any assurance that these entities will honor any draw notices we may submit under the credit agreement. If we are unable to enforce our rights to obtain funds under the revolving credit facility, we will be forced to seek alternative debt financing or other financing which may be on less favorable terms, if available at all, and the Austin Portfolio Joint Venture may be obligated to make additional capital calls on the joint venture’s partners.

On November 17, 2008, the Austin Portfolio Joint Venture filed a motion with the U.S. Bankruptcy Court for the Southern District of New York (the Court) in the bankruptcy case of Lehman Brothers Holdings, Inc., et al. seeking to compel Lehman Brothers to accept and honor its obligation to fund the $100 million revolving credit facility under the Credit Agreement with the Austin Portfolio Joint Venture or in the alternative, asking for authority to allow the Austin Portfolio Joint Venture to obtain alternative financing, secured by liens superior to the existing liens in favor of Lehman Brothers. The Austin Portfolio Joint Venture and Lehman Commercial Paper Inc. and Lehman Brothers Inc. have agreed to postpone the hearing on the motion and related matters by the Court to March 25, 2009. Commencing in January 2009, the Austin Portfolio Joint Venture has withheld the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

payment of interest on the $192.5 million term loan as a partial offset for damages caused by the failure of Lehman Brothers to fund the $100 million revolving credit facility. In response, Lehman Brothers has issued a notice of default to Austin Portfolio Joint Venture based on the failure to pay interest, but has not yet taken any actions to enforce any remedies with respect to such alleged default. In the event we are unable to resolve the situation with Lehman Brothers as it relates to the Austin Portfolio Joint Venture, the operations and future prospects of the joint venture could be materially adversely affected, and our investment in the joint venture could be subject to potential impairment.

Following is summarized financial information for the unconsolidated real estate entities as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006:

Summarized Balance Sheets

	2008	2007
ASSETS
Investments in real estate, net	$2,335,067	$2,326,679
Land held for sale	3,835	3,418
Receivables including deferred rents, net	72,764	62,954
Deferred leasing and loan costs, net	168,980	201,229
Other assets	101,430	129,308
Assets associated with discontinued operations	86	28

Total assets	$2,682,162	$2,723,616

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$2,237,717	$2,162,556
Below market rents, net	80,467	99,002
Other liabilities	105,998	109,975
Liabilities associated with discontinued operations	121	23

Total liabilities	2,424,303	2,371,556

Minority interest	—	—
Owners’ equity:
Thomas Properties, including $308 and $329 of other comprehensive loss as of 2008 and 2007, respectively	39,532	54,041
Other owners, including $4,211 and $2,556 of other comprehensive loss as of 2008 and 2007, respectively	218,327	298,019

Total owners’ equity	257,859	352,060

Total liabilities and owners’ equity	$2,682,162	$2,723,616

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations

	2008	2007	2006
Revenues	$322,553	$258,512	$140,796
Expenses:
Operating and other expenses	170,019	138,942	89,931
Interest expense	126,386	118,182	56,795
Depreciation and amortization	125,565	107,633	55,501

Total expenses	421,970	364,757	202,227

Loss from continuing operations	(99,417)	(106,245)	(61,431)
Minority interest	—	(104)	(1,650)
Impairment loss	(4,840)	—	—
Gain on sale of real estate	—	7,932	—
Income (loss) from discontinued operations	(104)	(270)	4,722

Net loss	$(104,361)	$(98,687)	$(58,359)

Thomas Properties’ share of net loss, prior to intercompany eliminations	$(16,168)	$(17,465)	$(14,473)

Included in the preceding summarized balance sheets as of December 31, 2008 and 2007, are the following balance sheets of TPG/CalSTRS, LLC:

	2008	2007
ASSETS
Investments in real estate, net	$1,224,401	$1,194,028
Land held for sale	3,835	3,418
Receivables including deferred rents, net	65,741	55,582
Investments in unconsolidated real estate entities	45,347	61,662
Deferred leasing and loan costs, net	90,954	104,132
Other assets	69,506	70,251
Assets associated with discontinued operations	86	28

Total assets	$1,499,870	$1,489,101

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,311,391	$1,235,932
Other liabilities	73,354	83,914
Liabilities associated with discontinued operations	121	23

Total liabilities	1,384,866	1,319,869

Members’ equity:
Thomas Properties, including $308 and $329 of other comprehensive loss as of December 31, 2008 and December 31, 2007, respectively	40,766	54,250
CalSTRS, including $938 and $1,114 of other comprehensive loss as of December 31, 2008 and December 31, 2007, respectively	74,238	114,982

Total members’ equity	115,004	169,232

Total liabilities and members’ equity	$1,499,870	$1,489,101

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information by real estate entity for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31, 2008
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$3,602	$201,316	$117,635	$—	$322,553

Expenses:
Operating and other expenses	1,453	114,579	53,987	—	170,019
Interest expense	1,203	67,102	58,081	—	126,386
Depreciation and amortization	2,371	63,690	59,504	—	125,565

Total expenses	5,027	245,371	171,572	—	421,970

Income (loss) from continuing operations	(1,425)	(44,055)	(53,937)	—	(99,417)
Equity in net loss of unconsolidated real estate entities	—	(18,123)	—	13,283	(4,840)
Minority interest	—	—	—	—	—
Loss from discontinued operations	—	(104)	—	—	(104)

Net (loss) income	$(1,425)	$(62,282)	$(53,937)	$13,283	$(104,361)

Thomas Properties’ share of net loss	$(707)	$(12,200)	$(3,261)	$—	$(16,168)

Intercompany eliminations					3,340

Equity in net loss of unconsolidated real estate entities					$(12,828)

	Year ended December 31, 2007
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues	$5,712	$185,773	$67,027	$—	$258,512

Expenses:
Operating and other expenses	3,515	106,865	28,562	—	138,942
Interest expense	1,182	81,247	35,753	—	118,182
Depreciation and amortization	962	67,955	38,716	—	107,633

Total expenses	5,659	256,067	103,031	—	364,757

Income (loss) from continuing operations	53	(70,294)	(36,004)	—	(106,245)
Gain on sale of real estate	—	7,932	—	—	7,932
Equity in net loss of unconsolidated real estate entities	—	(9,001)	—	9,001	—
Minority interest	(104)	—	—	—	(104)
Loss from discontinued operations	—	(270)	—	—	(270)

Net (loss) income	$(51)	$(71,633)	$(36,004)	$9,001	$(98,687)

Thomas Properties’ share of net loss	$(25)	$(15,190)	$(2,250)	$—	$(17,465)

Intercompany eliminations					2,612

Equity in net loss of unconsolidated real estate entities					$(14,853)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	Year ended December 31, 2006
	2121 Market Street and Harris Building Associates	Murano	TPG/ CalSTRS, LLC	Total
Revenues	$5,607	$—	$135,189	$140,796

Expenses:
Operating and other expenses	3,463	418	86,050	89,931
Interest expense	1,199	—	55,596	56,795
Depreciation and amortization	1,082	452	53,967	55,501

Total expenses	5,744	870	195,613	202,227

Loss from continuing operations	(137)	(870)	(60,424)	(61,431)
Gain on sale of real estate	—	—	6,328	6,328
Minority interest	(104)	—	(1,546)	(1,650)
Loss from discontinued operations	—	—	(1,606)	(1,606)

Net loss	$(241)	$(870)	$(57,248)	$(58,359)

Thomas Properties’ share of net loss	$(120)	$(435)	$(13,918)	$(14,473)

Intercompany eliminations				1,564

Equity in net loss of unconsolidated real estate entities				$(12,909)

For the years ended December 31, 2008, 2007 and 2006, one tenant accounted for approximately 9.6%, 10.2% and 12.2%, respectively, of rent and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses) of TPG/CalSTRS.

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of December 31, 2008 and 2007:

	2008	2007
Our share of owners’ equity recorded by unconsolidated real estate entities	$39,532	$54,041
Intercompany eliminations and other adjustments	(5,741)	(4,842)

Investments in unconsolidated real estate entities	$33,791	$49,199

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

5. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2008 and 2007 is as follows. None of these loans is recourse to us, except that we have given a guaranty of the Campus El Segundo mortgage loan and a partial guaranty of the Four Points Centre construction loan, which is currently limited to a maximum of $13.3 million. The Company also has potential obligations under certain limited guaranties given to the lender in connection with the Two Commerce Square mezzanine loans, as described in footnote (3) below. The loan guaranties are more fully described in Notes 9 and 14.

		Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Secured Debt	Interest Rate at December 31, 2008	2008	2007
One Commerce Square mortgage loan (1)	5.7%	$130,000	$130,000	1/6/2016	1/6/2016
Two Commerce Square:
Mortgage Loan (2)	6.3	108,579	110,019	5/9/2013	5/9/2013
Senior mezzanine loan (3) (4)	19.3	31,573	35,449	1/9/2010	1/9/2010
Junior mezzanine loan (3) (5)	15.0	4,462	4,285	1/9/2010	1/9/2010
Campus El Segundo mortgage loan (6)	Prime Rate or LIBOR + 2.25	17,000	17,259	10/10/2009	10/10/2010
Four Points Centre Construction Loan (7)	Prime Rate or LIBOR + 1.50	28,527	4,895	6/11/2010	6/11/2012
Murano construction loan (8)	7.00 or LIBOR + 3.25	63,904	79,321	7/31/2009	7/31/2010
Loan secured by our preferred equity interest in Murano (9)	LIBOR + 4.00	—	10,879	7/7/2008	—

Total mortgage loans and other secured loans		$384,045	$392,107

(1)	The mortgage loan is subject to interest only payments through January 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	The Company’s predecessor-in-interest and Mr. Thomas both gave certain limited guaranties to the lender on the Two Commerce Square mezzanine loans. The guaranties from Mr. Thomas are subject to an aggregate maximum liability of $7.5 million and the Company has agreed to indemnify Mr. Thomas for claims made on his guaranties. The guaranties from the Company and Mr. Thomas are limited to certain “bad boy” acts by the borrower or by the guarantors, including fraud, intentional misrepresentation, willful misconduct, Environmental Indemnity (as defined), misappropriation of Rents (as defined), or certain acts of insolvency by the borrower, such as filing a bankruptcy petition.

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of December 31, 2008 was 19.3% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to a prepayment penalty in the amount of the greater of 3% of the principal amount or a yield maintenance premium. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)

The interest rate as of December 31, 2008 was 3.3% per annum. The loan has a one-year extension option at our election, subject to us complying with certain loan covenants. We were in compliance with these

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

covenants as of December 31, 2008 and expect to be in compliance at the extension date. We expect to exercise our option to extend this loan. The loan is also subject to an extension fee of 0.25% of the total commitment amount of the loan and at the lenders’ option, a written appraisal may be required. In the event the loan to value ratio exceeds 65%, we must pay down the outstanding principal to meet the 65% loan to value ratio. In addition, the lender may require an additional $2.5 million principal paydown.

(7)	We may borrow an additional $14.1 million under this construction loan. The weighted average interest rate as of December 31, 2008 was 3.3% per annum. The loan has two one-year extension options at our election subject to certain conditions. The first extension option and the second extension option are subject to achievement of 75% and 90% occupancy levels, respectively, an extension fee of 0.125% of the loan commitments and at the lenders’ option, a written appraisal and a loan to value ratio not to exceed 75%. The second extension is also subject to a minimum debt yield ratio of 8.65%.

(8)	We may borrow an additional $10.1 million under this construction loan. This loan has two six-month extension options at our election. The first and second extension options are each conditioned on the closing of 100 residential units, which has occurred. The extension options are subject to exit fees equal to 0.5% of the outstanding principal balance and unfunded commitments and may be reduced to 0.25% if certain conditions are met. We expect to exercise these options. The principal paydowns are also subject to an exit fee. The interest rate for this loan as of December 31, 2008 was 7.3%.

(9)	A subsidiary of our Operating Partnership pledged its preferred equity interest in Murano to a lender for $17,434,000. During the fourth quarter of 2007, we paid $6.6 million to reduce the principal balance on this loan. The loan was fully amortized on the maturity date.

The loan agreement for Two Commerce Square requires that all receipts collected from this property be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at December 31, 2008 and 2007 is $2,218,000 and $3,263,000, respectively, which has been deposited in the lockbox account.

Certain mortgage and other secured loans were repaid or defeased, which resulted in repayment and defeasance costs. Such costs, along with the write-off of unamortized loan costs, net of loan premiums recorded, are presented as loss from early extinguishment of debt in the accompanying consolidated statements of operations.

As of December 31, 2008, principal payments due for the secured and unsecured outstanding debt are as follows:

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2009	$85,304	$4,400
2010	65,029	117,406
2011	1,971	1,971
2012	2,160	30,687
2013	108,392	108,392
Thereafter	125,089	125,089

	$387,945	$387,945

6. Unsecured Loan

In October 2005, we purchased the entire interest of our unaffiliated minority partner in TPG-El Segundo Partners, LLC, of which $3.9 million was financed with an unsecured loan from the former minority partner. As

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

of December 31, 2008, there was $0.7 million in accrued interest payable related to this loan. The loan bears interest at 5% per annum. Principal and interest of $4.7 million will be payable at maturity on October 12, 2009.

7. Earnings (loss) per Share

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007, and 2006 (in thousands except share and per share amounts):

	2008	2007	2006
Net (loss) income attributable to common shares	$(5,486)	$(903)	$(2,049)

Weighted average common shares outstanding—basic	23,693,577	20,739,371	14,339,032
Potentially dilutive common shares (1):
Stock options	—	—	—
Restricted stock	—	—	—

Adjusted weighted average common shares outstanding—diluted	23,693,577	20,739,371	14,339,032

(Loss) earnings per share—basic and diluted	$(0.23)	$(0.04)	$(0.14)

Dividends declared per share	$(0.24)	$(0.24)	$(0.24)

(1)	For the years ended December 31, 2008, 2007 and 2006, the potentially dilutive shares were not included in the loss per share calculation as their effect is antidilutive.

8. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. We have issued 1,303,336 incentive units (including 45,000 incentive units previously redeemed) to certain employees as of December 31, 2008. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 23,853,904 shares of common stock, and 14,496,666 Units outstanding as of December 31, 2008, and 1,258,336 incentive units outstanding which were issued under our Incentive Plan, defined below.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas:

Grant Date	Shares	Aggregate Value (in thousands)	Vesting Status
October 2004	46,667	$560	Fully vested
February 2006	60,000	740	See below
March 2007	100,000	1,580	See below
March 2008	100,000	855	See below

Issued from Inception to December 31, 2008	306,667	$3,735

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

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	2009—see below

Issued from Inception to December 31, 2008	30,935	$382

The 5,968 shares granted in 2008 will vest subject to the continued service of the directors up to and through the 2009 Annual Meeting of Stockholders. The holders of these shares have full voting rights and will receive any dividends paid.

As of December 31, 2008, there was $1,313,000 of total unrecognized compensation cost related to the nonvested restricted stock under both the Incentive Plan and Non-Employees Directors Plan. The cost is expected to be recognized over a weighted average period of 1.6 years. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2008 was $8.63.

We recorded compensation expense totaling $1,063,000, $896,000 and $517,000 for the vesting of the restricted stock grants for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $451,000, $385,000 and $212,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, which fully vested on October 13, 2007. In February 2006 we issued

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

120,000 incentive units to certain executives, which units will vest on the third anniversary of the grant date. In March 2007 and 2008 we issued an additional 183,333 and 160,000 incentive units, respectively, to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In September 2008 we issued an additional 110,000 incentive units to a newly hired executive, which vest over a three to five year period and are subject to market based performance measures as well as individual and Company goals.

For the years ended December 31, 2008, 2007 and 2006 we recorded compensation expense of $2,214,000, $2,645,000 and $3,068,000, respectively. As of December 31, 2008, there was $2,029,000 of unrecognized compensation cost related to incentive units. The weighted-average grant date fair value of incentive units granted in the year ended December 31, 2008 was $8.56.

Stock options

Under our Incentive Plan, we have 670,609 stock options outstanding as of December 31, 2008. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for grants in 2008 and 2007:

	2008	2007	2006
Dividend yield	2.90%	1.55%	2.00%
Expected life of option	5 to 8 years	2 to 4 years	1 to 3 years
Risk-free interest rate	3.20%	4.62%	4.40%
Expected stock price volatility, historical basis	11%	13%	15%

The following is a summary of stock option activity under our Incentive Plan as of December 31, 2008 and for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	501,197	$13.52
Granted	169,412	10.45
Forfeitures	—
Exercised	—

Outstanding at December 31, 2008	670,609	12.74	7.4	—

Options exercisable at December 31, 2008	409,102	13.22	6.5	—

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following is a summary of stock option activity under our Incentive Plan as of and for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	389,166	$12.41
Granted-March	101,475	15.45
Granted-June	50,000	17.19
Forfeitures	(13,333)	12.26
Exercised	(26,111)	12.26

Outstanding at December 31, 2007	501,197	13.52	6.9	—

Options exercisable at December 31, 2007	300,833	12.33	7.0	—

The following is a summary of stock option activity under our Incentive Plan as of and for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	334,027	$12.26
Granted	73,333	13.07
Forfeitures	(13,817)	12.26
Exercised	(4,377)	12.26

Outstanding at December 31, 2006	389,166	$12.41	8.1	$1,400

Options exercisable at December 31, 2006	210,555	$12.26	7.8	$790

As of December 31, 2008, there was $112,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.4 years. The weighted-average grant date fair value of options granted during the year ended December 31, 2008 was $1.00. There were no options exercised during the year ended December 31, 2008.

We recorded compensation expense totaling $218,000, $223,000 and $169,000 related to the stock options for the years ended December 31, 2008, 2007 and 2006. The total income tax benefit recognized in the statement of operations related to this compensation expense was $93,000, $96,000 and $69,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

9. Related Party Transactions

On December 31, 2007, we exercised our option to purchase the remaining 11% interest held by an affiliate of Mr. Thomas in One Commerce Square for $2.0 million, resulting in our 100% ownership of One Commerce Square. This obligation was reflected in the due to affiliate caption on our consolidated balance sheet at December 31, 2007 and paid during 2008. On August 6, 2008, we exercised our option to purchase the remaining 11% interest held by an affiliate of Mr. Thomas in Two Commerce Square for $2.0 million, resulting in our 100% ownership of Two Commerce Square. We are in the process of allocating the fair value of this acquired interest to the acquired tangible assets and identified intangible assets and liabilities.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

An affiliate of Mr. Thomas leased retail space for a restaurant located at One Commerce Square and Two Commerce Square through June 30, 2008. The Operating Partnership wrote-off approximately $659,000 in outstanding accounts receivables related to this lease, of which $538,000 had been fully reserved in prior years and $121,000 was expensed to bad debt expense during the year ended December 31, 2008. The Operating Partnership also expensed $22,000 of unamortized tenant improvements and $5,000 of unamortized lease related costs related to this lease during the year ended December 31, 2008. The Operating Partnership incurred $212,000 related to the closure of the restaurant and currently holds a liquor license with an estimated value of $65,000 that was recorded to Other Assets.

Mr. Thomas has given “bad boy” guaranties with an aggregate maximum liability of $7,500,000 with respect to the mezzanine loans on Two Commerce Square and we have agreed to indemnify Mr. Thomas (see Note 5) for claims on those guaranties. The guaranties make the guarantor liable for the debt, up to the maximum liability, on the occurrence of certain acts by the borrower or the guarantor such as fraud or intentional misrepresentation, willful misconduct, Environmental Indemnity (as defined), misappropriation of Rents (as defined) and certain acts of insolvency such as the borrower filing a bankruptcy petition.

10. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of December 31, 2008 and 2007, we held a 61.0% and 60.5%, respectively, capital interest in the Operating Partnership. For the years ended December 31, 2008, 2007 and 2006, we were allocated 61.0%, 55.5% and 45.15%, respectively, of the income and losses from the Operating Partnership.

Our effective tax rate is 26%, 384% and (45)%, respectively, for the years ended December 31, 2008, 2007 and 2006. The resulting tax rate is primarily due to the amortization of the incentive units granted to the executives (refer to Note 8) and the interest related to the Company’s unrecognized tax benefits.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The benefit (provision) for income taxes consists of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Current income taxes:
Federal	$(123)	$(5,616)	$—
State	(171)	(1,177)	—

Total current income taxes	$(294)	$(6,793)	$—

Deferred income tax benefit (provision):
Federal	2,092	4,728	(541)
State	502	1,179	(94)

Total deferred income tax benefit (provision)	$2,594	$5,907	$(635)

Interest expense, gross of related tax effects	(415)	(335)	—

Benefit (provision) for income taxes	$1,885	$(1,221)	$(635)

A reconciliation of the benefit (provision) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Tax benefit (provision) at statutory rate of 35%	$2,580	$(111)	$495
State income taxes, net of federal tax benefit & reduction in state valuation allowance	160	15	(149)
Restricted incentive unit compensation	(473)	(521)	(1,073)
Interest expense, gross of related tax effects	(415)	(335)	—
Other	33	(269)	92

Benefit (provision) for income taxes	$1,885	$(1,221)	$(635)

Effective income tax rate	26%	384%	(45)%

The significant components of the net deferred tax (asset) as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax (asset):
Net operating loss carry forward	$(6,787)	$(7,113)
State taxes	(596)	325
Stock compensation	(1,170)	(662)
Income (loss) from Operating Partnership	172	(2,403)
Impairment loss	(2,854)	—
Interest income from loan receivable	(3,649)	(2,708)
Other, net	(650)	(59)

Deferred tax (asset), net	$(15,534)	$(12,620)

The net deferred tax asset is included with other assets on the Company’s balance sheet. The future tax benefits of the net operating loss carryforwards expire in 2015-2028.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109), requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Realization of the deferred tax asset is dependent on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files U.S. federal income tax returns and returns in various states jurisdictions. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2008 and 2007, we recorded $415,000 and $335,000, respectively, of interest related to unrecognized tax benefits as a component of income tax expense.

The Company adopted the provisions of FIN 48 on January 1, 2007, which resulted in unrecognized tax benefits of approximately $9.0 million and accrued interest of $200,000, of which $120,000 was recorded as a reduction to the opening balance of retained earnings, and if recognized, would affect our effective tax rate.

As of December 31, 2008 and 2007, the Company has recorded unrecognized tax benefits of approximately $15.7 million and $15.6 million, respectively, and if recognized, would not affect our effective tax rate.

As of December 31, 2008 and 2007, the Company has recorded $1.5 million and $728,000, respectively, of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

We do not anticipate any significant increases or decreases to the amounts of unrecognized tax benefits within the next twelve months.

We conduct business in California, Pennsylvania, Texas and Virginia. For federal and state purposes, the years ended December 31, 2004, through 2008 remain subject to examination by the respective tax jurisdictions.

A reconciliation of the Company’s unrecognized tax benefits as of December 31, 2008 and 2007 are as follows:

	2008	2007
Unrecognized Tax Benefits—Opening Balance	$15,577	$9,022
Gross increases—tax positions in prior period	80	437
Gross decreases—tax positions in prior period	(134)	(62)
Gross increases—current period tax positions	520	6,676
Gross decreases—current period tax positions	(383)	(496)

	$15,660	$15,577

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

11. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2008 and 2007, respectively, were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of December 31, 2008 and 2007, the estimated fair value of our mortgage and other secured loans and unsecured loan aggregates $364.1 million and $399.3 million, respectively, compared to the aggregate carrying value of $387.9 million and $396.0 million, respectively.

12. Minimum Future Lease Rentals

We have entered into various lease agreements with tenants as of December 31, 2008. The minimum future cash rents receivable under non-cancelable operating leases in each of the next five years and thereafter are as follows:

Year ending December 31,
2009	$29,330
2010	27,574
2011	27,511
2012	26,005
2013	24,082
Thereafter	71,119

$205,621

The leases generally also require reimbursement of the tenant’s proportional share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

13. Revenue Concentrations

(a) Rental revenue concentrations:

A significant portion of our rental revenues and tenant reimbursements were generated from one tenant, Conrail. The revenue recognized related to this tenant for the years ended December 31, 2008, 2007, and 2006 were $19,206,000, $25,320,000, and $24,920,000, respectively.

In March 1990, Two Commerce Square entered into a long-term lease agreement with Conrail to occupy approximately 753,000 square feet of office space in Two Commerce Square, a portion of which expired in 2008 and the remainder will expire in 2009. As an inducement to enter into the lease, Two Commerce Square agreed to pay Conrail $34,000,000 no later than the fifth anniversary of the commencement of the lease, as defined, plus accrued interest at 8% per annum, compounded annually, under certain circumstances.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

In accordance with the agreement, $34,000,000 was paid to Conrail in 1997. This lease concession has been reflected in the accompanying financial statements as a deferred rent receivable, and is being recognized ratably over Conrail’s lease period as a reduction in rental revenue. Interest is payable only in the event of sufficient cash flow from Two Commerce Square, as defined. We have not paid any interest through December 31, 2008 and believe that an accrual for interest expense at December 31, 2008 is not required. Conrail has entered into sublease agreements for substantially all of the space leased.

As of December 31, 2008 and 2007, $1,377,000 and $5,583,000 respectively, of the deferred rents relates to Conrail. As of December 31, 2008 and 2007, we had received prepaid rents of $1,329,000 and $2,581,000 respectively, from Conrail.

(b) Concentrations related to investment advisory, property management, leasing and development services revenue:

Under agreements with CalSTRS, we provide property acquisition, investment advisory, property management, leasing and development services for CalSTRS under a separate account relationship and through a joint venture relationship. At December 31, 2008 and 2007, there were three office properties, respectively, subject to the separate account relationship. At December 31, 2008 and 2007, there were twenty-two office properties, respectively, subject to the joint venture relationship. We asset manage all of these properties.

Under the separate account relationship, we earn acquisition fees over the first three years after a property is acquired, if the property meets or exceeds the pro forma operating results that were submitted at the time of acquisition and a performance index associated with the region in which the property is located. Under the joint venture relationship, we are paid acquisition fees at the time a property is acquired, as a percent of the total acquisition price. For the years ended December 31, 2007 and 2006, we earned acquisition fees of $7,265,000 and $1,106,000, respectively, including $1,703,000 and $1,106,000 from TPG/CalSTRS. We did not earn any acquisition fees during the year ended December 31, 2008.

Under the separate account relationship, we earn asset management fees paid on a quarterly basis, based on the annual net operating income of the properties. Under the joint venture relationship, asset management fees are paid on a monthly basis, initially based upon a percentage of a property’s annual appraised value for properties that are unstabilized at the time of acquisition. At the point of stabilization of the property, asset management fees are calculated based on net operating income. For the years ended December 31, 2008, 2007 and 2006, we earned asset management fees under these agreements of $5,348,000, $5,937,000 and $4,349,000, respectively, including $4,757,000, $5,211,000 and $3,379,000, respectively, from TPG/CalSTRS.

We perform property management and leasing services for fourteen of the fifteen properties subject to the asset management agreements with CalSTRS. We are entitled to property management fees calculated based on 2% or 3% of the gross revenues of the particular property, paid on a monthly basis. In addition, we are reimbursed for compensation paid to certain of our employees and direct out-of-pocket expenses. The management and leasing agreements expire on the third anniversary of each property’s acquisition. The agreements are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. For the years ended December 31, 2008, 2007 and 2006, we earned property management fees under these agreements of $8,251,000, $6,455,000 and $3,960,000, respectively, including $7,593,000, $5,586,000 and $2,891,000, respectively, from TPG/CalSTRS. In addition, for the years ended December 31, 2008, 2007 and 2006, we were reimbursed $5,631,000, $3,524,000 and $2,265,000, respectively, including $4,975,000, $2,928,000 and $1,639,000, respectively, from TPG/CalSTRS. The reimbursements represent primarily the cost of on-site property management personnel incurred on behalf of the managed properties.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

For properties in which we are responsible for the leasing and development services, we are entitled to receive market leasing commissions and development fees as defined in the agreements with CalSTRS. For the years ended December 31, 2008, 2007 and 2006, we earned leasing commissions under the agreements of $4,652,000, $4,289,000 and $4,450,000, respectively, including $4,104,000, $4,126,000 and $4,084,000, respectively, from TPG/CalSTRS. For the years ended December 31, 2008, 2007 and 2006, we earned development fees under these agreements of $1,909,000, $1,387,000 and $1,291,000, respectively, including $1,810,000, $1,297,000 and $1,142,000, respectively, from our joint venture with CalSTRS.

Under the separate account relationship, we receive incentive compensation based upon performance above a minimum hurdle rate, at which time we begin to participate in cash flow from the relevant property. Incentive compensation is paid at the time an investment is sold. For the year ended December 31, 2007, we earned incentive compensation of $5,563,000 related to the sale of Valencia Town Center. None was earned during the years ended December 31, 2008 or 2006. Under the joint venture relationship, incentive compensation is based on a minimum return on investment to CalSTRS, following which we participate in cash flow above the stated return, subject to a clawback provision if returns for a property fall below the stated return. We earned an incentive compensation fee of $571,000 related to the sale of our joint venture property, Intercontinental Center, during the year ended December 31, 2007. We earned incentive compensation of $521,000 related to the sale of our joint venture property, Valley Square, during the year ended December 31, 2006. Of these amounts, 25% was eliminated in consolidation and the remaining 75% was recorded as deferred revenue due to the clawback provision. We did not earn any incentive fees from CalSTRS during the year ended December 31, 2008.

At December 31, 2008 and 2007, we had accounts receivable, including amounts generated under the above agreements, of $5,306,000 and $7,219,000, respectively, including $4,371,000 and $6,610,000, respectively, due from TPG/CalSTRS.

We also provide property management and leasing services for the CalEPA building for the City of Sacramento. The property management agreement expires on June 30, 2016, is extendable through June 30, 2020 and is subject to early termination on June 30, 2011 based on the terms in the agreement. Property management fees are fixed and subject to an annual increase. For the years ended December 31, 2008, 2007 and 2006, we earned property management fees from the City of Sacramento of $922,000, $894,000 and $970,000, respectively, and were reimbursed $448,000, $353,000 and $355,000, respectively. The reimbursements represent the cost of on-site property management personnel incurred on behalf of the managed property. At December 31, 2008 and 2007, we had accounts receivable from the CalEPA building of $45,000 and $29,000, respectively.

14. Commitments and Contingencies

We have been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.

We sponsor a 401(k) plan for our employees. Our contributions were $61,000, $688,000 and $322,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Our contributions decreased by approximately 91.1% in 2008 compared to 2007 primarily due to company wide cost reduction measures. Our contributions increased by approximately 214% in 2007 compared to 2006 primarily due to an increase in personnel related to property acquisitions in 2007, and a revision to our 401(k) plan, which allows eligible personnel to participate sooner.

We are a tenant in City National Plaza through May 2009 and in One Commerce Square through December 2009. For the years ended December 31, 2008, 2007, and 2006 we incurred rent expense of $284,000, $241,000

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

and $227,000, respectively, to City National Plaza. These expense amounts are included in rent—unconsolidated real estate entities. The rent expense related to One Commerce Square is eliminated in consolidation.

The minimum future rents payable as of December 31, 2008 is $53,000 under the City National Plaza lease.

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

A mortgage loan, with an outstanding balance of $18,826,000 and $19,122,000 as of December 31, 2008 and 2007, respectively, secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

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

In connection with a standby letter of credit (the “Credit”) issued by the lender on City National Plaza, one of our unconsolidated real entities, for the benefit of the trustee under a certain pooling and servicing agreement established in connection with commercial mortgage pass-through certificates, we have agreed to reimburse the lender in an amount not to exceed $3,773,065 for the amount of each payment the lender makes on the Credit. The Credit expires on July 17, 2009, and may be renewed under certain circumstances, but in no event beyond July 17, 2010.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

15. Quarterly Financial Information

The tables below reflect the selected quarterly information for us for the years ended December 31, 2008 and 2007. Certain amounts have been reclassified to conform to the current year presentation (in thousands, except for share and per share amounts) (unaudited).

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenue	$21,307	$25,720	$100,902	$23,631
(Loss) income before gain on sale of real estate, gain (loss) on early extinguishment of debt, interest income, equity in net loss of unconsolidated real estate entities, minority interests and provision for income tax	(16,898)	(3,785)	14,762	(170)
(Loss) income before minority interests and provision/benefit for income taxes	(20,164)	(7,166)	14,232	847
Net income (loss)	(7,710)	(2,941)	4,948	219
Net income (loss) per share-basic	$(0.32)	$(0.12)	$0.21	$0.01
Net income (loss) per share-diluted	$(0.32)	$(0.12)	$0.21	$0.01
Weighted-average shares outstanding-basic	23,724,453	23,701,294	23,678,260	23,658,963
Weighted-average shares outstanding-diluted	23,724,453	23,701,294	23,678,260	23,658,963

	Three Months Ended
	December 31, 2007		September 30, 2007	June 30, 2007	March 31, 2007
Total revenue	$23,398		$28,521	$23,262	$22,301
(Loss) income before gain on sale of real estate, interest income, equity in net loss of unconsolidated real estate entities, minority interests and provision for income tax	(1,238	) (1)	5,481	343	257
(Loss) income before minority interests and provision/benefit for income taxes	(4,006)		3,425	2,130	(1,104)
Net income (loss)	(1,569)		(271)	650	(255)
Net income (loss) per share-basic	$(0.07)		$0.01	$0.03	$(0.02)
Net income (loss) per share-diluted	$(0.07)		$0.01	$0.03	$(0.02)
Weighted-average shares outstanding-basic	23,643,502		23,626,645	20,540,116	14,373,318
Weighted-average shares outstanding-diluted	23,643,502		23,645,563	20,611,368	14,373,318

(1)	Certain unrecorded expenses, primarily interest, related to the first, second and third quarters were recorded in the fourth quarter. We believe the amounts were not material.

16. Issuance of Common Stock and Change in Limited Voting Stock

On April 25, 2007, we sold 9.2 million shares of common stock (including the shares issued upon exercise of the underwriters’ over-allotment option), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission, at $16.00 per share. We received net proceeds, after deducting underwriting discounts and commissions and offering expenses, of $139.4 million from this offering of which $33.7 million was used to redeem 2,170,000 units in our Operating Partnership held by our CEO, and 45,000 units held by another senior executive. The redemption in Operating Partnership units, which are paired with limited voting stock on a one-for-one basis, resulted in a decrease in the total limited voting stock from 16,666,666 shares at December 31, 2006 to 14,496,666 shares at December 31, 2007. Following the closing of the offering, we held a 60.5% interest in our Operating Partnership at April 25, 2007.

SCHEDULE III—INVESTMENTS IN REAL ESTATE

(In thousands)

	One Commerce Square	Two Commerce Square	Murano	2100 JFK Boulevard	Four Points Centre	Campus El Segundo	Metro Studio @ Lankershim
Property Type	High-rise office	High-rise office	Condominium Units Held for Sale	Parking lot	Office/ Retail/Hotel/ Development	Office/ Retail/Hotel/ Development	Office/Prod. Facility/ Residential/ Retail Development
Location	Philadelphia, PA	Philadelphia, PA	Philadelphia, PA	Philadelphia, PA	Austin, TX	El Segundo, CA	Los Angeles, CA
Encumbrances, net	$130,000	$144,614	$63,904	$—	$28,527	$17,000	$—
Initial cost to the real estate entity that acquired the property:
Land and improvements	14,259	15,758	6,213	4,872	10,523	39,937	—
Buildings and improvements	87,653	147,951	—	—	—	—	—
Cost capitalized subsequent to acquisition:
Land and improvements	528	703	726	56	15,071	19,875	14,327
Buildings and improvements	31,675 (1)	40,625 (1)	94,173	—	31,621	3,310	—
Gross amount at which carried at close of period:
Land and improvements	14,787	16,461	6,939	4,928	25,594	59,812	14,327
Buildings and improvements	119,328	188,576	94,173	—	31,621	3,310	—
Accumulated depreciation and amortization (2)	(26,637)	(74,479)	—	(15)	—	(60)	—
Date construction completed	1987	1992	2008	N/A	N/A	N/A	N/A

Investments in real estate:
	2008	2007	2006
Balance, beginning of the year	$574,983	$442,798	$417,486
Additions during the year:
Improvements	100,841	136,725	34,042
Deductions during the year:
Cost of real estate sold	(62,436)	—	—
Asset impairment	(11,023)	—	—
Retirements	(22,509)	(4,540)	(8,730)

Balance, end of the year	$579,856	$574,983	$442,798

Accumulated depreciation related to investments in real estate:
	2008	2007	2006
Balance, beginning of the year	$(111,619)	$(106,644)	$(104,325)
Additions during the year	(8,729)	(9,515)	(11,049)
Retirements during the year	19,157	4,540	8,730

Balance, end of the year	$(101,191)	$(111,619)	$(106,644)

(1)	Included in the total are write-offs for fully depreciated tenant improvements.

(2)	The depreciable life for buildings ranges from 40 to 50 years, 5 to 40 years for building improvements, and the shorter of the useful lives or the terms of the related leases for tenant improvements.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $435 million as of December 31, 2008 (unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

TPG/CalSTRS, LLC:

We have audited the accompanying consolidated balance sheets of TPG/CalSTRS, LLC (a Delaware limited liability company) (“TPG/CalSTRS”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, members’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of TPG/CalSTRS’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TPG/CalSTRS at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 20, 2009

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands)

	2008	2007
ASSETS
Investments in real estate:
Operating properties, net of accumulated depreciation of $143,040 and $100,885 as of December 31, 2008 and 2007, respectively	$1,199,402	$1,169,532
Land improvements—development properties	24,999	24,496
Land held for sale	3,835	3,418

	1,228,236	1,197,446
Investments in unconsolidated real estate entities	45,347	61,662
Cash and cash equivalents, unrestricted	10,668	6,813
Restricted cash	51,583	57,268
Accounts receivable, net of allowance for doubtful accounts of $121 and $59 as of 2008 and 2007, respectively	3,681	4,947
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $57,312 and $47,709 as of 2008 and 2007, respectively	88,587	98,606
Deferred loan costs, net of accumulated amortization of $5,339 and $7,659 as of 2008 and 2007, respectively	2,367	5,526
Deferred rents	62,060	50,101
Acquired above market leases, net of accumulated amortization of $5,835 and $5,012 as of 2008 and 2007, respectively	2,435	3,531
Prepaid expenses and other assets	4,820	3,173
Assets associated with discontinued operations	86	28

Total assets	$1,499,870	$1,489,101

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$1,053,396	$1,025,983
Other secured loans	257,995	209,949
Accounts payable and other liabilities	49,569	55,789
Due to affiliate	4,967	7,397
Acquired below market leases, net of accumulated amortization of $9,931 and $10,300 as of 2008 and 2007, respectively	12,548	15,211
Prepaid rent	6,270	5,517
Liabilities associated with discontinued operations	121	23

Total liabilities	1,384,866	1,319,869

Members’ equity, including $1,246 and $1,443 accumulated other comprehensive loss as of 2008 and 2007, respectively	115,004	169,232

Total liabilities and members’ equity	$1,499,870	$1,489,101

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Revenues:
Rental	$131,617	$127,570	$92,338
Tenant reimbursements	49,375	36,143	25,056
Parking	15,455	13,934	11,578
Other	3,704	5,365	4,608

Total revenues	200,151	183,012	133,580

Expenses:
Operating	77,585	73,153	58,153
Real estate taxes	24,624	20,683	16,726
General and administrative	9,212	10,412	8,401
Parking	3,158	2,606	2,564
Depreciation	46,440	43,483	29,266
Amortization	17,250	24,483	24,907
Interest	67,102	81,247	55,596

Total expenses	245,371	256,067	195,613

Loss from continuing operations before minority interest	(45,220)	(73,055)	(62,033)
Interest income	1,165	2,761	1,609
Equity in net loss of unconsolidated real estate entities	(18,123)	(9,001)	—
Minority interest attributable to continuing operations	—	—	(1,546)

Loss from continuing operations	(62,178)	(79,295)	(61,970)
(Loss) income from discontinued operations	(104)	7,662	4,722

Net loss	$(62,282)	$(71,633)	$(57,248)

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	CalSTRS	TPG	Total
Balance-December 31, 2005	$106,811	$51,523	$158,334
Contribution	99,806	43,001	142,807
Distribution	(71,847)	(24,470)	(96,317)

Net loss	(43,328)	(13,920)	(57,248)
Other comprehensive loss	(770)	(336)	(1,106)

Comprehensive loss	(44,098)	(14,256)	(58,354)

Balance-December 31, 2006	90,672	55,798	146,470
Contribution	90,904	20,566	111,470
Distribution	(10,692)	(4,161)	(14,853)
Syndication fee	(1,678)	(559)	(2,237)

Net loss	(54,193)	(17,440)	(71,633)
Other comprehensive (loss) income	(31)	46	15

Comprehensive loss	(54,224)	(17,394)	(71,618)

Balance-December 31, 2007	114,982	54,250	169,232
Contribution	5,892	1,965	7,857

Net loss	(46,711)	(15,571)	(62,282)
Other comprehensive income (loss)	75	122	197

Comprehensive loss	(46,636)	(15,449)	(62,085)

Balance-December 31, 2008	$74,238	$40,766	$115,004

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(62,282)	$(71,633)	$(57,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of real estate	—	(7,932)	(6,133)
Gain on purchase of other secured loan	—	—	1,546
Depreciation and amortization expense	63,622	67,955	55,283
Amortization of above and below market leases	(1,566)	(4,422)	317
Amortization of loan costs	3,701	4,681	4,409
Equity in net loss in unconsolidated real estate entities	18,123	9,001	—
Deferred rents	(8,782)	(12,281)	(15,518)
Changes in assets and liabilities:
Accounts receivable	1,266	3,243	(4,310)
Prepaid expenses and other assets	(856)	14,922	(16,600)
Deferred rents and deferred lease costs	(10,664)	(16,825)	(19,884)
Accounts payable and other liabilities	1,514	(260)	(960)
Due to affiliates	(2,375)	1,835	1,086
Prepaid rent	753	1,393	1,857

Net cash provided by (used in) operating activities	2,454	(10,323)	(56,155)

Cash flows from investing activities:
Expenditures for real estate	(85,182)	(246,543)	(352,183)
Proceeds from sale of real estate	—	23,594	11,362
Distributions received from unconsolidated real estate entities	570	369	—
Investments in unconsolidated real estate entities	(2,988)	(73,750)	—

Net cash used in investing activities	(87,600)	(296,330)	(340,821)

Cash flows from financing activities:
Proceeds from mortgage and other secured loans	80,072	219,886	719,236
Repayment of mortgage loan	(4,613)	(14,570)	(316,909)
Members’ contributions	7,857	111,472	142,807
Members’ distributions	—	(14,853)	(96,317)
Minority interest contributions	—	—	2,379
Minority interest distributions	—	—	(13,500)
Change in restricted cash	5,685	3,202	(28,162)
Payment of loan costs	—	(1,591)	(8,448)

Net cash provided by financing activities	89,001	303,546	401,086

Net increase (decrease) in cash and cash equivalents	3,855	(3,107)	4,110
Cash and cash equivalents, at beginning of period	6,813	9,920	5,810

Cash and cash equivalents, at end of period	$10,668	$6,813	$9,920

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $2,020, $3,075 and $4,345 for the years ended December 31, 2008, 2007 and 2006	$67,015	$78,546	$55,576
Supplemental disclosure of non-cash investing and financing activities:
Investments in real estate included in accounts payable and other liabilities	7,377	3,855	2,357
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	3,944	4,887	2,042
Other comprehensive income	197	15	(1,106)
Syndication fee related to the investment in Austin Portfolio Joint Venture Properties	—	2,237	—
Increase in lease inducements included in deferred rent	1,001	6,668	—

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31, 2008, 2007 and 2006

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

On January 28, 2003, TPG Plaza purchased an office building complex located in Los Angeles, California, commonly known as City National Plaza. On October 13, 2004, Thomas Properties Group, LLC contributed its interest in TPG/CalSTRS to Thomas Properties Group, L.P. (“TPG”), a Maryland limited partnership, in connection with the initial public offering of TPG’s sole general partner, Thomas Properties Group, Inc. CalSTRS contributed to TPG/CalSTRS its interest in office buildings located in Reston, Virginia, commonly known as Reflections I and Reflections II. In addition, TPG increased its ownership interest in TPG/CalSTRS from 5% to 25%. TPG acts as the managing member of TPG/CalSTRS. During 2005, TPG/CalSTRS acquired four properties in suburban Philadelphia, Pennsylvania, and four properties in Houston, Texas, including a 6.3 acre (unaudited) development site in Houston, Texas. During 2006, TPG/CalSTRS sold a suburban office property in suburban Philadelphia, Pennsylvania, and acquired a four-building campus and 24.0 acre (unaudited) development site in Houston, Texas. During 2007, TPG/CalSTRS acquired two suburban office properties in Fairfax, Virginia and sold one office property in Houston Texas. In addition, TPG/CalSTRS acquired a 25% interest in the Austin Portfolio Joint Venture which owns a portfolio of ten office properties in Austin, Texas.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

As of December 31, 2008, TPG/CalSTRS owned an interest in the following properties:

Property	Type	Location
TPG/CalSTRS, LLC:

City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office–single tenancy	Reston, Virginia
Reflections II	Suburban office–single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I, II and III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia

TPG/CalSTRS, LLC also owns a 25% interest in a joint venture which owns the following properties (“Austin Portfolio Joint Venture Properties”):

San Jacinto Center	High-rise office	Austin Central Business District, Texas,(“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban office	Austin, Texas
Park 22 I—III	Suburban office	Austin, Texas
Great Hills Plaza	Suburban office	Austin, Texas
Stonebridge Plaza II	Suburban office	Austin, Texas
Westech 360 I—IV	Suburban office	Austin, Texas

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

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of December 31, 2008:

City National Plaza:
CalSTRS	64.1%
TPG	21.3%
Other members	14.6%
All other properties, excluding Austin Portfolio Joint Venture Properties:
CalSTRS	75.0%
TPG	25.0%
Austin Portfolio Joint Venture Properties:
CalSTRS	18.7%
TPG	6.3%
Other members	75.0%

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of TPG/CalSTRS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

We hold interests, together with certain third parties, in a limited liability company which we consolidate in our financial statements. Such interests are subject to the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”. Based on the provisions set forth in these rules, we consolidate the limited liability company because it is considered a variable interest entity and we are the primary beneficiary.

Cash Equivalents

TPG/CalSTRS considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $11,336,000 and $9,316,000 as of December 31, 2008 and 2007, respectively.

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

Included in Equity in net loss of unconsolidated real estate entities for the year ended December 31, 2008, is a non-cash impairment charge of $4.8 million related to the Company’s joint venture investments. We were required to record the joint venture investments at their estimated fair value on December 31, 2008, as the joint venture investments met the other-than-temporary impairment criteria of Accounting Principles Board Opinion No. 18—The Equity Method of Accounting for Investments in Common Stock.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2008 and 2007, we had an asset related to above market leases of $2,435,000 and $3,531,000, respectively, net of accumulated amortization of $5,835,000 and $5,012,000, respectively, and a liability related to below market leases of $12,548,000 and $15,211,000, respectively, net of accumulated accretion of $9,931,000 and $10,300,000, respectively. The weighted average amortization period for the above and below market leases was approximately 4.5 years as of December 31, 2008 and 2007.

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$8,305	$6,802	$5,592	$4,928	$4,494	$13,331	$43,452

Adjustments to rental revenues
Above market leases	$(623)	$(451)	$(401)	$(293)	$(195)	$(472)	$(2,435)
Below market leases	2,304	2,132	1,939	1,747	1,623	2,803	12,548

Net adjustment to rental revenues	$1,681	$1,681	$1,538	$1,454	$1,428	$2,331	$10,113

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $9,849,000, $13,156,000, and $13,594,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $1,566,000 for the year ended December 31, 2008, increased revenue by $4,420,000 for the year ended December 31, 2007 and decreased revenue by $304,000 for the year ended December 31, 2006. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. TPG/CalSTRS also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

During the fourth quarter of 2007, our management concluded that the accounting for certain reimbursements (primarily tenants’ over-standard usage of certain operating expenses such as electricity and business use and occupancy taxes) related to our property operations, should have been presented on a gross basis versus a net revenue basis, pursuant to EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and that the revenues should have been presented in tenant reimbursements instead of other. Accordingly, we reclassified such reimbursements from the other revenue caption to the tenant reimbursements revenue caption, and the corresponding expense from the other revenue caption to the operating expense caption for the year ended December 31, 2006 to be consistent with the presentation for the year ended December 31, 2007. As a result, amounts reflected as “tenant reimbursements”, “other” and “operating” in the consolidated statements of operations for the year ended December 31, 2006 have increased (decreased) from the amounts previously reported by $5.4 million, $(0.2) million, and $5.2 million, respectively. This reclassification had no impact on operating income and net income or members’ equity.

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

At December 31, 2008 and 2007, interest rate caps with a fair value of $(11,000) and $10,000, respectively, were included in deferred loan costs. The change in net unrealized gain (loss) of $197,000, $15,000 and $(1,106,000) in 2008, 2007 and 2006, respectively, for these derivatives designated as cash flow hedges is separately disclosed in the statements of members’ equity and comprehensive loss. At December 31, 2008, interest rate caps with a notional amount of $825 million and $195 million expire in 2009 and 2010, respectively.

Asset Retirement Obligation

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”), which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. TPG/CalSTRS has determined that conditional legal obligations exist for City National Plaza related primarily to asbestos-containing materials. TPG/CalSTRS adopted this interpretation on December 31, 2005 and recorded a non cash impact of $1,279,000, which is reported as a cumulative effect of a change in accounting principle in the statement of operations, and a liability for conditional asset retirement obligations of $4,239,000.

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

As of December 31, 2008 and 2007, the liability for conditional asset retirement obligations for City National Plaza was $1.0 million and $2.6 million, respectively.

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

The table below presents the assets and liabilities associated with our subsidiaries and our unconsolidated investments measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets
Interest rate contracts	$—	$15	$—	$15
Liabilities
Interest rate contracts	$—	$3,618	$—	$3,618

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Our estimates of the fair value of financial instruments at December 31, 2008 were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.

As of December 31, 2008 the estimated fair value of our mortgage and other secured loans aggregates $1.2 billion compared to the aggregate carrying value of $1.3 billion.

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

liabilities. TPG/CalSTRS estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Concentration of Credit Risk

Financial instruments that subject TPG/CalSTRS to credit risk consist primarily of cash and accounts receivable. Unrestricted cash and restricted cash is maintained on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There is a concentration of risk related to amounts that exceed the FDIC insurance coverage.

For the years ended December 31, 2008, 2007 and 2006, one tenant accounted for approximately 9.6%, 10.2% and 12.2%, respectively, of rent and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses) of TPG/CalSTRS.

TPG/CalSTRS generally requires either a security deposit, letter of credit or a guarantee from its tenants.

Expenses

Expenses include all costs incurred by TPG/CalSTRS in connection with the management, operation, maintenance and repair of the properties and are expensed as incurred.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“SFAS 157-1”). SFAS No. 157-1 amends SFAS 157, to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141 (R), “Business Combinations” (“SFAS 141R”), regardless of whether those assets and liabilities are related to leases. The adoption of SFAS 157-1 did not have a material impact on our financial position or results of operations.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us means our fiscal year 2008. We did not elect the fair value measurement option for any financial assets or liabilities.

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

3. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2008 and 2007 is as follows. None of these loans are recourse to TPG/CalSTRS.

	Interest Rate at December 31, 2008		Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
			2008	2007
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07	% (2)	$355,300	$355,300	7/9/2009	7/9/2010
Senior mezzanine loan (Note A) (3)	LIBOR + 2.59	% (2)	66,446	42,673	7/9/2009	7/9/2010
Senior mezzanine loan (Note B)	LIBOR + 1.90	% (2)	24,000	24,000	7/9/2009	7/9/2010
Senior mezzanine loan (Note C)	LIBOR + 2.25	% (2)	24,000	24,000	7/9/2009	7/9/2010
Senior mezzanine loan (Note D)	LIBOR + 2.50	% (2)	24,000	24,000	7/9/2009	7/9/2010
Senior mezzanine loan (Note E)	LIBOR + 3.05	% (2)	22,700	22,700	7/9/2009	7/9/2010
Junior mezzanine loan (4)	LIBOR + 5.00	% (2)	56,954	36,576	7/9/2009	7/9/2010
CityWestPlace
Fixed	6.16%		121,000	121,000	7/6/2016	7/6/2016
Floating	LIBOR + 1.25	% (2)(5)	92,400	90,225	7/1/2009	7/1/2011
San Felipe Plaza
Mortgage loan (Note A)	5.28%		101,500	101,500	8/11/2010	8/11/2010
Mortgage loan (Note B) (6)	LIBOR + 3.00%		16,200	9,655	8/11/2010	8/11/2010
2500 City West
Mortgage loan (Note A)	5.28%		70,000	70,000	8/11/2010	8/11/2010
Mortgage loan (Note B) (7)	LIBOR + 3.00%		11,378	9,671	8/11/2010	8/11/2010
Brookhollow Central I, II and III
Mortgage loan (Note A)	LIBOR + 0.44	% (2)(8)	24,154	24,154	8/9/2009	8/9/2010
Mortgage loan (Note B) (6)	LIBOR + 4.25	% (2)(8)	17,494	—	8/9/2009	8/9/2010
Mortgage loan (Note C)	LIBOR + 4.86	% (2)(8)	16,746	16,746	8/9/2009	8/9/2010
Four Falls Corporate Center
Mortgage loan (Note A)	5.31%		42,200	42,200	3/6/2010	3/6/2010
Mortgage loan (Note B) (6) (9)	LIBOR + 3.25	% (2)(10)	9,867	9,867	3/6/2010	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan (Note A)	5.31%		35,300	35,300	3/6/2010	3/6/2010
Mortgage loan (Note B) (6) (9)	LIBOR + 3.25	% (2)(11)	9,152	9,152	3/6/2010	3/6/2010
Reflections I mortgage loan	5.23%		22,169	22,527	4/1/2015	4/1/2015
Reflections II mortgage loan	5.22%		9,236	9,386	4/1/2015	4/1/2015
Centerpointe I & II (12)
Senior mortgage loan	LIBOR + 0.60	% (2)	55,000	55,000	2/9/2010	2/9/2012
Mezzanine loan (Note A) (13)	LIBOR + 1.51	% (2)	14,501	13,085	2/9/2010	2/9/2012
Mezzanine loan (Note B) (14)	LIBOR + 4.32	% (2)	12,539	11,315	2/9/2010	2/9/2012
Mezzanine loan (Note C) (15)	LIBOR + 3.26	% (2)	12,855	11,600	2/9/2010	2/9/2012
Fair Oaks Plaza (16)	5.52%		44,300	44,300	2/9/2017	2/9/2017

			$1,311,391	$1,235,932

The LIBOR rate for the loans above was 0.44% at December 31, 2008.

(1)

The City National Plaza loans collectively have maximum borrowings of $580 million. The senior mortgage loan and Notes B, C, D and E under the senior mezzanine loan are subject to exit fees equal to .25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

fee equal to .50% of the loan amount. Under certain circumstances all of the exit fees will be waived. All of the City National Plaza loans have a one-year extension option at our election subject to a 75% loan to value ratio for all senior debt combined and 80% loan to value ratio for senior debt and junior mezzanine debt combined.

(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(3)	TPG/CalSTRS may borrow an additional $3.6 million.

(4)	TPG/CalSTRS may borrow an additional $3.0 million.

(5)	This loan has two one-year extension options at the Company’s election. The Company plans to exercise the extension options in 2009.

(6)	This loan has been fully funded as of December 31, 2008.

(7)	TPG/CalSTRS may borrow an additional $4.1 million under this loan.

(8)	These loans have a one-year extension option at the Company’s election. The Company plans to exercise the extension options in 2009.

(9)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of December 31, 2008, one month LIBOR is below 2.25%, per annum.

(10)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the partnership which owns Oak Hill Plaza/Walnut Hill Plaza.

(11)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the partnership which owns Four Falls Corporate Center.

(12)	The loans are subject to exit fees of up to 0.5% through February 9, 2009. The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The weighted average interest rate on the senior mezzanine loans as of December 31, 2008 was 3.4% per annum. The weighted average interest rate on all of the loans was 2.0% per annum. All of these loans have two one-year extension options at the Company’s election subject to a debt service coverage ratio of 1:1.

(13)	TPG/CalSTRS may borrow an additional $10.5 million under this loan.

(14)	TPG/CalSTRS may borrow an additional $9.1 million under this loan.

(15)	TPG/CalSTRS may borrow an additional $9.3 million under this loan.

(16)	This loan may be defeased in full after three years (or January 31, 2010), or prepaid in full after 9 years and 8 months (or October 2016).

The loan agreements generally require that all receipts collected from the properties be deposited in a lockbox account under the control of the lender to fund reserves, debt service and operating expenditures. These amounts are reflected as restricted cash in the accompanying balance sheets.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

As of December 31, 2008, scheduled principal payments for the secured outstanding debt are as follows:

	Amount Due at Original Maturity Date		Amount Due at Maturity Date After Exercise of Extension Options
2009	$724,194	(1)	—
2010	390,492		927,391
2011	—		92,400
2012	—		94,895
2013	—		—
Thereafter	196,705		196,705

	$1,311,391		$1,311,391

(1)	TPG/CalSTRS has extension options for this full amount, and it plans to exercise these options.

4. Related Party Transactions

TPG/CalSTRS incurred acquisition fees to an affiliate of TPG of $833,000 and $1,475,000 for the years ended December 31, 2007 and 2006, respectively, which have been capitalized to real estate. Such fees were paid upon acquisition of two properties in 2007 and one property in 2006. During the year ended December 31, 2007, an acquisition fee of $1,438,000 was incurred upon the acquisition of a 25% equity investment in the Austin Portfolio Joint Venture, which owns a portfolio of 10 properties. In 2008 TPG/CalSTRS did not incur any acquisition fees.

TPG provides asset management services to TPG/CalSTRS. For the years ended December 31, 2008, 2007 and 2006, TPG/CalSTRS incurred asset management fees of $5,841,000, $6,256,000, and $4,402,000, respectively, to TPG, which are included in general and administrative expenses and loss from discontinued operations. An additional $353,000 and $544,000 were incurred for asset management fees for the Austin Portfolio Joint Venture Properties for the year ended December 31, 2008 and 2007, respectively.

Pursuant to a management and leasing agreement, TPG performs property management and leasing services for TPG/CalSTRS. TPG is entitled to property management fees calculated based on 3% of gross property revenues, paid on a monthly basis. In addition, TPG is reimbursed for compensation paid to certain of its employees and direct out-of-pocket expenses. For the years ended December 31, 2008, 2007 and 2006, TPG charged TPG/CalSTRS $5,730,000, $5,030,000, and $3,792,000, respectively, for property management fees and $2,943,000, $2,140,000, and $1,639,000, respectively, representing the cost of on-site property management personnel incurred on behalf of TPG/CalSTRS, which are included in operating expenses and loss from operations. An additional $3,435,000 and $1,871,000 were incurred for property management fees and $2,032,000 and $787,000 for costs of on-site property management personnel for the Austin Portfolio Joint Venture Properties for the year ended December 31, 2008 and 2007, respectively.

For new leases entered into by TPG/CalSTRS, TPG is entitled to leasing commissions, calculated at 4% of base rent during years 1 through 10 of a lease and 3% of base rent thereafter, where TPG acts as the procuring broker, and 2% of lease rent during years 1 through 10 of a lease and 1.5% of base rent thereafter, where TPG acts as the co-operating broker. For lease renewals, where TPG is the procuring broker and there is no co-operating broker, TPG is entitled to leasing commissions, calculated at 4% of base rent. For lease renewals,

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

where there is both a procuring and co-operating broker, if TPG is the procuring broker, it is entitled to receive 3% of base rents and if it’s the co-operating broker, it is entitled to receive 1.5% of base rents. Commissions are paid 50% at signing and 50% upon occupancy. The leasing commissions will be split on the customary basis between TPG and tenant representative when applicable. For the years ended December 31, 2008, 2007 and 2006, TPG/CalSTRS incurred leasing commissions to TPG of $1,575,000, $3,821,000 and $4,084,000, respectively, which are included in deferred leasing costs. An additional $2,529,000 and $304,000 were earned by TPG for leasing commissions for the Austin Portfolio Joint Venture Properties for the year ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, $4,963,000 and $7,396,000, respectively, are payable to TPG pursuant to the management and leasing agreements discussed above.

The management and leasing agreement expires on January 27, 2009, and is automatically renewed for successive periods of one year each, unless TPG elects not to renew the agreement.

TPG receives incentive compensation based on a minimum return on investment to CalSTRS, following which TPG would participate in cash flow above the stated return, subject to a clawback provision in the joint venture agreement if returns for a property fall below the stated return. TPG earned incentive compensation of $571,000 related to the sale of Intercontinental Center during the year ended December 31, 2007. For the year ended December 31, 2006, TPG earned incentive compensation of $521,000 related to the sale of Valley Square. None was earned for the year ended December 31, 2008.

TPG acts as the development manager for the properties. TPG/CalSTRS pays TPG a fee based upon a market rate percentage of the total direct and indirect costs of the property, including the cost of all tenant improvements therein. For the years ended December 31, 2008, 2007 and 2006, TPG/CalSTRS incurred development management fees of $2,040,000, $1,600,000, and $1,472,000, respectively, to TPG, which have been capitalized to real estate. An additional $259,000 and $66,000 were incurred for the Austin Portfolio Joint Venture Properties for the years ended December 31, 2008 and 2007, respectively.

In connection with a retail restaurant tenant at City National Plaza, affiliates of TPG have acquired membership interests in the limited liability company comprising the tenant. In order to help balance the construction budget for the restaurant improvements and to allow for payment of outstanding construction obligations, TPG agreed to waive $150,000 of construction management fees it earned through December 15, 2008, and it also agreed to defer receipt of the remaining balance of fees owed of approximately $170,000 until such time as sufficient proceeds exist from the sale of additional membership units.

TPG/CalSTRS obtains insurance as part of a master insurance policy that includes all the properties in which TPG and affiliated entities have an investment and for which they perform investment advisory or property management services. Property insurance premiums are allocated to TPG/CalSTRS based on estimated insurable values. Liability insurance premiums are allocated to TPG/CalSTRS based on relative square footage. The allocated premiums for the years ended December 31, 2008, 2007 and 2006 are $5,307,000, $7,131,000, and $6,720,000, respectively, and are included in operating expenses and loss from discontinued operations.

TPG is a tenant in City National Plaza through May 2009. For the years ended December 31, 2008, 2007, and 2006, rental revenues from TPG were $409,000, $378,000, and $355,000, respectively.

At December 31, 2008, we had accounts receivable for advisor fee revenue of $549,000 due from the Austin Portfolio Joint Venture Properties.

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

The following table summarizes the income and expense components that comprise income (loss) from discontinued operations before minority interests for the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenues:
Rental	$—	$1,002	$3,969
Tenant reimbursements	—	146	320
Other	1	29	124

Total revenues	1	1,177	4,413

Expenses:
Operating and other expenses	105	1,022	2,740
Interest expense	—	425	1,768
Depreciation and amortization	—	—	1,316

Total expenses	105	1,447	5,824

Gain on sale of property	—	7,932	6,133

Income (loss) from discontinued operations	$(104)	$7,662	$4,722

The following table summarizes the components that comprise the assets and liabilities associated with discontinued operations as of December 31, 2008 and 2007:

	2008	2007
ASSETS
Receivables including deferred rents	$86	$16
Other assets	—	12

Total assets associated with discontinued operations	$86	$28

LIABILITIES AND EQUITY
Liabilities:
Other liabilities	$185	$23

Total liabilities associated with discontinued operations	185	23

Members’ equity	(99)	5

Total liabilities and members' equity associated with discontinued operations	$86	$28

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

6. Minimum Future Lease Rentals

TPG/CalSTRS has entered into various lease agreements with tenants as of December 31, 2008. The minimum future cash rents receivable on non-cancelable leases, including leases relating to the property held for sale, in each of the next five years and thereafter are as follows:

Year ending December 31,
2009	$126,562
2010	125,841
2011	120,219
2012	113,469
2013	104,471
Thereafter	446,920

$1,037,482

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

8. Unconsolidated Real Estate Entities

As of the formation date in October 2008, TGP/CalSTRS indirectly owns a 25% interest in Square Mile Brookhollow LLC, an entity which purchased a mortgage loan (commonly referred to as Note B) which is secured by Brookhollow Central I, II and III. Our investment balance as of December 31, 2008 is $2.5 million.

TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following ten properties all of which were purchased on June 1, 2007 (“Austin Portfolio Joint Venture Properties”):

San Jacinto Center

Frost Bank Tower

One Congress Plaza

One American Center

300 West 6th Street

Research Park Plaza I & II

Park 22 I-III

Great Hills Plaza

Stonebridge Plaza II

Westech 360 I-IV

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

The following is a summary of the investments in the Austin Joint Venture Properties for the period from inception (June 1, 2007) to December 31, 2008:

Investment balance, June 1, 2007 (date of acquisition)	$71,512
Contributions	—
Equity in net loss of unconsolidated real estate entities	(9,001)
Other comprehensive income/loss	(481)
Distributions	(368)

Investment balance, December 31, 2007	$61,662
Equity in net loss of unconsolidated real estate entities	(18,193)
Other comprehensive income/loss	(610)

Investment balance, December 31, 2008	$42,859

Following is summarized financial information for the Austin Joint Venture Properties as of December 31, 2008 and 2007 and for the period from June 1, 2007 (date of inception) to December 31, 2008:

Summarized Balance Sheet

	2008	2007
ASSETS
Investments in real estate, net	$1,094,556	$1,115,672
Receivables including deferred rents	6,560	4,140
Deferred leasing and loan costs, net	77,803	97,102
Other assets	30,436	56,517

Total assets	$1,209,355	$1,273,431

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$907,500	$907,500
Below market rents, net	67,919	83,791
Other liabilities	43,683	35,492

Total liabilities	1,019,102	1,026,783

Owners’ equity:
TPG/CalSTRS, including $1,091 and $481 of other comprehensive loss as of 2008 and 2007, respectively	47,563	61,662
Other owners, including $3,271 and $1,442 of other comprehensive loss as of 2008 and 2007, respectively	142,690	184,986

Total owners’ equity	190,253	246,648

Total liabilities and owners’ equity	$1,209,355	$1,273,431

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statement of Operations

	2008	Period From Inception (June 1, 2007) Through December 31, 2007
Revenues	$117,635	$67,027
Expenses:
Operating and other expenses	53,987	28,562
Interest expense	58,081	35,753
Depreciation and amortization	59,504	38,716

Total expenses	171,572	103,031

Net loss	$(53,937)	$(36,004)

TPG/CalSTRS’ share of net loss	$(13,484)	$(9,001)
Intercompany eliminations	131	—
Impairment loss	(4,840)	—

Equity in net loss of Austin Portfolio Joint Ventures	$(18,193)	$(9,001)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 23, 2009

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

Signature	Title	Date

/s/ JAMES A. THOMAS James A. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2009

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director	March 23, 2009

/s/ EDWARD D. FOX Edward D. Fox	Director	March 23, 2009

/s/ WINSTON H. HICKOX Winston H. Hickox	Director	March 23, 2009

/s/ JOHN GOOLSBY John Goolsby	Director	March 23, 2009

/s/ RANDALL L. SCOTT Randall L. Scott	Executive Vice President and Director	March 23, 2009

/s/ JOHN R. SISCHO John R. Sischo	Executive Vice President and Director	March 23, 2009

/s/ DIANA M. LAING Diana M. Laing	Chief Financial Officer (Principal Financial Officer)	March 23, 2009

/s/ ROBERT D. MORGAN Robert D. Morgan	Senior Vice President (Principal Accounting Officer)	March 23, 2009