Form 10-Q
period 2009-03-31
THOMAS PROPERTIES GROUP INC
filed 2009-05-11
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, $.01 par value per share	25,693,354

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)	(revised)
ASSETS
Investments in real estate:
Operating properties, net of accumulated depreciation of $103,311 and $101,191 as of March, 31, 2009 and December 31, 2008, respectively	$277,712	$274,784
Land improvements – development properties	97,760	101,495
Construction in progress	—	1,274
Condominium units held for sale	101,275	101,112

	476,747	478,665
Investment in real estate – development property held for sale	609	—
Investments in unconsolidated real estate entities	31,860	29,098
Cash and cash equivalents, unrestricted	61,020	69,023
Restricted cash	11,503	16,665
Rents and other receivables, net	4,078	4,452
Receivables from condominium sales contracts, net	9,545	10,485
Receivables from unconsolidated real estate entities	2,610	4,701
Deferred rents	10,350	10,604
Deferred leasing and loan costs, net	14,578	15,018
Other assets, net	26,142	21,724

Total assets	$649,042	$660,435

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$255,460	$255,579
Other secured loans	135,074	128,466
Unsecured loan	1,950	3,900
Accounts payable and other liabilities, net	34,051	46,567
Dividends and distributions payable	500	2,377
Prepaid rent	2,454	2,819

Total liabilities	429,489	439,708

Equity:
Stockholder’s equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 25,693,354 and 23,853,904 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	243	238
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 13,813,331 and 14,496,666 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	138	145
Additional paid-in capital	167,678	158,341
Retained deficit and dividends including $176 and $186 of other comprehensive loss as of March 31, 2009 and December 31, 2008, respectively	(27,457)	(26,980)

Total stockholders’ equity	140,602	131,744

Noncontrolling interests:
Unitholders in the Operating Partnership	76,447	85,210
Partners in the consolidated real estate entities	2,504	3,773

Total noncontrolling interests	78,951	88,983

Total equity	219,553	220,727

Total liabilities and equity	$649,042	$660,435

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Rental	$7,407	$7,833
Tenant reimbursements	5,951	6,855
Parking and other	775	960
Investment advisory, management, leasing, and development services	1,624	1,708
Investment advisory, management, leasing, and development services - unconsolidated real estate entities	3,901	4,319
Reimbursement of property personnel costs	1,613	1,956

Total revenues	21,271	23,631

Expenses:
Property operating and maintenance	6,132	6,008
Real estate taxes	1,774	1,600
Investment advisory, management, leasing, and development services	2,909	3,227
Reimbursable property personnel costs	1,613	1,956
Cost of condominium sales	26	—
Rent – unconsolidated real estate entities	73	65
Interest	6,801	4,077
Depreciation and amortization	3,193	2,771
General and administrative	4,363	4,097

Total expenses	26,884	23,801

Gain on sale of real estate	—	2,519
Gain on early extinguishment of debt	509	—
Interest income	140	1,063
Equity in net income (loss) of unconsolidated real estate entities	3,088	(2,565)

(Loss) income before benefit (provision) for income taxes and noncontrolling interests	(1,876)	847
Benefit (provision) for income taxes	215	(322)

Net (loss) income	(1,661)	525
Net income (loss) attributable to noncontrolling interests of:
Unitholders in the Operating Partnership	218	(347)
Partners in consolidated real estate entities	1,269	41

	1,487	(306)
Net (loss) income attributable to common stockholders	$(174)	$219

(Loss) earnings per share-basic and diluted	$(0.01)	$0.01
Weighted average common shares-basic and diluted	24,542,990	23,658,963

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,661)	$525
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from early extinguishment of debt	(509)	—
Gain on sale of real estate	—	(2,519)
Equity in net income (loss) of unconsolidated real estate entities	(3,088)	2,565
Deferred rents	254	1,765
Depreciation and amortization expense	3,193	2,771
Allowance for doubtful accounts	4	80
Amortization of loan costs	85	81
Amortization of above and below market leases, net	8	(10)
Non-cash amortization of share-based compensation	938	747
Distributions from operations of unconsolidated real estate entities	174	86
Changes in assets and liabilities:
Rents and other receivables	370	(441)
Receivables – unconsolidated real estate entities	2,091	200
Deferred leasing and loan costs	(113)	(333)
Other assets	(4,724)	(4,915)
Deferred interest payable	1,433	44
Accounts payable and other liabilities	(10,059)	(7,686)
Prepaid rent	(365)	500
Due to affiliate	—	(2,000)

Net cash used by operating activities	(11,969)	(8,540)

Cash flows from investing activities:
Expenditures for improvements to real estate	(3,063)	(36,361)
Proceeds from sale of condominiums	940	—
Return of capital from unconsolidated real estate entities	1,447	1,084
Contributions to unconsolidated real estate entities	(1,250)	—

Net cash used in investing activities	(1,926)	(35,277)

Cash flows from financing activities:
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(2,376)	(2,354)
Proceeds from mortgage and other secured loans	6,086	30,622
Principal payments of mortgage and other secured loans	(2,980)	(6,743)
Change in restricted cash	5,162	3,025

Net cash provided by financing activities	5,892	24,550

Net decrease in cash and cash equivalents	(8,003)	(19,267)
Cash and cash equivalents at beginning of period	69,023	126,647

Cash and cash equivalents at end of period	$61,020	$107,380

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$3,985	$5,663
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership	$(1,877)	$10
Investments in real estate included in accounts payable and other liabilities	$(1,899)	$5,033
Decrease in investments in real estate for write off of fully depreciated improvements.	$359	$2,746
Reclassification of noncontrolling interests for limited partnership units in the Operating Partnership from additional paid in capital	$8,576	$1,016
Other comprehensive loss	$(17)	$(52)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Organization and Description of Business

The terms “Thomas Properties”, “the Company”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. together with our Operating Partnership, Thomas Properties Group, L.P. (the “Operating Partnership”).

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

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of March 31, 2009, we held a 65.0% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of March 31, 2009, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Construction substantially complete; Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Core and shell construction of two office buildings complete; undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land-site infrastructure substantially complete undeveloped land; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California

Property	Type	Location
Unconsolidated properties:
2121 Market Street	Residential and Retail	PCBD
TPG/CalSTRS, LLC:
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I - III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park 22 I-III	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

Accounting Pronouncements Adopted January 1, 2009

Accounting for Noncontrolling Interests

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. SFAS 160 was effective January 1, 2009 for us. The retrospective presentation and disclosure requirements outlined by SFAS 160 have been incorporated into this Quarterly Report on Form 10-Q for the interim period ended March 31, 2009. The adoption of SFAS 160 resulted in a reclassification of minority interests to a separate component of total equity on the balance sheet and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income available to common stockholders on the statement of operations. All previous references to “minority interests” in the consolidated financial statements have been revised to “noncontrolling interests.” In connection with the issuance of SFAS 160, certain revisions were also made to EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (EITF D-98). See Notes 6 and 7 for additional details.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Property interests contributed to the Operating Partnership by Mr. Thomas and entities majority owned by him in exchange for Units have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the contributed assets and assumed liabilities were recorded at TPGI Predecessor’s historical cost basis, except for the noncontrolling owners’ share. The pooling-of-interests method of accounting also requires the reporting of results of operations, for the period in which the combination occurred as though the entities had been combined at either the beginning of the period or inception. Prior to the Offering, Thomas Properties Group, Inc. and the Operating Partnership had no operations. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The remaining interests, which were acquired for cash and Units, were accounted for as a purchase, and the excess of the purchase price over the related historical cost basis was allocated to the assets acquired and liabilities assumed.

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

The interests in Two Commerce Square (beginning October 13, 2004 through August 5, 2008), not owned by us are reflected as noncontrolling interest. On August 6, 2008, we exercised our option to purchase the remaining 11% interest in Two Commerce Square for $2.0 million, resulting in our 100% ownership of Two Commerce Square. We are in process of allocating the purchase price of the 11% interest acquired in Two Commerce Square to the acquired tangible assets and identified intangible assets and liabilities as of March 31, 2009. We will do so in the second quarter of 2009.

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress will be transferred to land and improvements and buildings and improvements. Included in land held for development and construction in progress is capitalized interest of $21.6 million and $22.6 million as of March 31, 2009 and December 31, 2008, respectively.

Revenue Recognition - Condominium Sales

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

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right to keep the deposit. No forfeitures were recognized in the quarters ended March 31, 2009 and 2008.

Gain on Sale of Real Estate

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

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

The table below presents the assets and liabilities associated with our unconsolidated investments measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Assets
Interest rate contracts	$—	$2	$—	$2
Liabilities
Interest rate contracts	$—	$3,619	$—	$3,619

Other Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141R, to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity. In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of SFAS 141R did not have a material impact on our financial position or results of operations.

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

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, and the TPG/CalSTRS properties TPG/CalSTRS owns the following properties:

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

Research Park Plaza I & II (purchased June 2007)

Park 22 I-III (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of March 31, 2009.

2121 Market Street	50.0%
TPG/CalSTRS, LLC:
City National Plaza	21.3%
All other properties, excluding Austin Portfolio Joint Venture Properties	25.0%
Austin Portfolio Joint Venture Properties	6.3%

Investments in unconsolidated real estate entities as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
TPG/CalSTRS:
BH Note B Lender	$738	$739
City National Plaza	(19,062)	(18,486)
Reflections I	1,529	1,512
Reflections II	1,680	1,666
Four Falls Corporate Center	336	579
Oak Hill/Walnut Hill	126	265
Valley Square	(9)	(9)
San Felipe	3,140	3,367
2500 City West	769	1,015
Brookhollow Central I - III	648	816
CityWestPlace	21,157	21,147
Centerpointe I & II	4,658	4,960
Fair Oaks Plaza	2,412	2,528
Austin Portfolio Investor	566	(2,148)
Frost Bank Tower	2,661	2,757
300 West 6th Street	2,170	2,240
San Jacinto Center	1,755	1,801
One Congress Plaza	2,189	2,276
One American Center	1,996	2,087
Stonebridge Plaza II	696	694
Park 22 I-III	665	667
Research Park Plaza I & II	845	840
Westech 360 I-IV	452	477
Great Hills Plaza	341	359
TPG/CalSTRS	40	(1,156)
Austin Portfolio Lender	1,252	—
2121 Market Street and Harris Building Associates	(1,890)	(1,895)

	$31,860	$29,098

The following is a summary of the investments in unconsolidated real estate entities for the three months ended March 31, 2009:

Investment balance, December 31, 2008	$29,098
Contributions	1,250
Other comprehensive income	17
Equity in net income	3,088
Distributions	(1,624)
Fair market value change of redeemable noncontrolling interest	31

Investment balance, March 31, 2009	$31,860

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

The total capital commitment to the joint venture was $378.3 million as of March 31, 2009, of which approximately $12.4 million and $4.1 million was unfunded by CalSTRS and us, respectively.

A buy-sell provision may be exercised by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to elect to either buy the initiating party’s interest or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. In addition, the noncontrolling owner of City National Plaza has the option to require the joint venture to purchase its interest for an amount equal to what would be payable to it upon liquidation of the asset at fair market value. The estimated value of this put option is reflected as ‘redeemable noncontrolling interest’ in the balance sheets below.

Following is summarized financial information for the unconsolidated real estate entities as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008.

Summarized Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(revised)
ASSETS
Investments in real estate, net	$2,321,471	$2,335,067
Land held for sale	3,843	3,835
Assets associated with discontinued operations	86	86
Receivables including deferred rents	74,553	72,764
Deferred leasing and loan costs, net	164,483	168,980
Other assets	110,046	101,430

Total assets	$2,674,482	$2,682,162

LIABILITIES AND EQUITY
Mortgage and other secured loans	$2,208,561	$2,237,717
Other liabilities	81,771	105,998
Below market rents, net	75,357	80,467
Obligations associated with discontinued operations	121	121

Total liabilities	2,365,810	2,424,303

Redeemable noncontrolling interest	18,647	18,771
Owner’s equity:
Thomas Properties, including $291 and $308 of other comprehensive loss as of March 31, 2009 and December 31, 2008, respectively	38,447	34,839
Other owners, including $3,665 and $4,211 of other comprehensive loss as of March 31, 2009 and December 31, 2008, respectively	251,578	204,249

Total owners’ equity	290,025	239,088

Total liabilities and owners’ equity	$2,674,482	$2,682,162

Summarized Statements of Operations

	Three months ended March 31,
	2009	2008
Revenues	$81,561	$79,660

Expenses:
Operating and other	40,269	39,852
Interest	27,526	32,580
Depreciation and amortization	31,030	31,653

Total expenses	98,825	104,085

Loss from continuing operations	(17,264)	(24,425)
Gain on early extinguishment of debt	67,017	—
Loss from discontinued operations	—	(8)

Net income (loss)	$49,753	$(24,433)

Thomas Properties’ share of net income (loss)	2,295	(3,388)
Intercompany eliminations	793	823

Equity in net income (loss) of unconsolidated real estate entities	$3,088	$(2,565)

Included in the preceding summarized balance sheets as of March 31, 2009 and December 31, 2008, are the following balance sheets of TPG/CalSTRS, LLC:

	March 31, 2009	December 31, 2008
	(unaudited)	(revised)
ASSETS
Investments in real estate, net	$1,220,807	$1,224,401
Land held for sale	3,843	3,835
Assets associated with discontinued operations	86	86
Receivables including deferred rents	66,085	65,741
Investments in unconsolidated real estate entities	64,908	45,347
Deferred leasing and loan costs, net	88,551	90,954
Other assets	88,586	69,506

Total assets	$1,532,866	$1,499,870

LIABILITIES AND EQUITY
Mortgage and other secured loans	$1,342,213	$1,311,391
Other liabilities	61,409	73,354
Obligations associated with discontinued operations	121	121

Total liabilities	1,403,743	1,384,866

Redeemable noncontrolling interest	18,647	18,771
Member’s equity:
Thomas Properties, including $291 and $308 of other comprehensive loss as of March 31, 2009 and December 31, 2008, respectively	39,662	36,073
Other owners, including $888 and $938 of other comprehensive loss as of March 31, 2009 and December 31, 2008, respectively	70,814	60,160

Total members’ equity	110,476	96,233

Total liabilities and members’ equity	$1,532,866	$1,499,870

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues	$942	$50,875	$29,744	$—	$81,561

Expenses:
Operating and other	401	26,834	13,034	—	40,269
Interest	292	12,164	15,070	—	27,526
Depreciation and amortization	237	16,420	14,373	—	31,030

Total expenses	930	55,418	42,477	—	98,825

Income (loss) from continuing operations	12	(4,543)	(12,733)	—	(17,264)
Gain on early extinguishment of debt	—	—	67,017	—	67,017
Equity in net income (loss) of unconsolidated real estate entities	—	13,600	—	(13,600)	—

Net income (loss)	$12	$9,057	$54,284	$(13,600)	49,753

Thomas Properties’ share of net income (loss)	$6	$(1,105)	$3,394	$—	$2,295

Intercompany eliminations					793

Equity in net income of unconsolidated real estate entities					$3,088

	Three months ended March 31, 2008
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues	$937	$49,959	$28,764	$—	$79,660

Expenses:
Operating and other	343	26,654	12,855	—	39,852
Interest	292	17,052	15,236	—	32,580
Depreciation and amortization	651	15,510	15,492	—	31,653

Total expenses	1,286	59,216	43,583	—	104,085

Loss from continuing operations	(349)	(9,257)	(14,819)	—	(24,425)
Equity in net loss of unconsolidated real estate entities	—	(3,418)	—	3,418	—
Loss from discontinued operations	—	(8)	—	—	(8)

Net loss	$(349)	$(12,683)	$(14,819)	$3,418	$(24,433)

Thomas Properties’ share of net loss	$(175)	$(2,287)	$(926)	—	$(3,388)

Intercompany eliminations					823

Equity in net loss of unconsolidated real estate entities					$(2,565)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Our share of owner’s equity recorded by unconsolidated real estate entities	$38,447	$34,839
Intercompany eliminations and other adjustments	(6,587)	(5,741)

Investments in unconsolidated real estate entities	$31,860	$29,098

4. Mortgage and Other Secured Loans

A summary of the consolidated properties’ outstanding mortgage and other secured loans as of March 31, 2009 and December 31, 2008 is as follows:

		Outstanding Debt
Secured debt	Interest Rate at March 31, 2009	As of March 31, 2009	As of December 31, 2008	Maturity Date	Maturity Date at End of Extension Options
One Commerce Square mortgage loan (1)	5.67%	$130,000	$130,000	1/6/2016	1/6/2016
Two Commerce Square:
Mortgage Loan (2)	6.30%	108,460	108,579	5/9/2013	5/9/2013
Senior mezzanine loan (3) (4)	19.30%	31,567	31,573	1/9/2010	1/9/2010
Junior mezzanine loan (3) (5)	15.00%	4,506	4,462	1/9/2010	1/9/2010
Campus El Segundo mortgage loan (6)	Libor + 2.25%	17,000	17,000	10/10/2009	10/10/2010
Four Points Centre construction loan (7)	Prime Rate or Libor + 1.50%	29,401	28,527	6/11/2010	6/11/2012
Murano construction loan (8)	7% or 3 month Libor + 3.25%	69,600	63,904	7/31/2009	7/31/2010

Total secured debt		$390,534	$384,045

(1)	The mortgage loan is subject to interest only payments through January 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan is subject to yield maintenance payments for any prepayments prior to October 2015, and beginning January 2009, may be defeased.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	The Company’s predecessor-in-interest and Mr. Thomas both gave certain limited guaranties to the lender on the Two Commerce Square mezzanine loans. The guaranties from Mr. Thomas are subject to an aggregate maximum liability of $7.5 million and the Company has agreed to indemnify Mr. Thomas for claims made on his guaranties. The guaranties from the Company and Mr. Thomas are limited to certain “bad boy” acts by the borrower or by the guarantors, including fraud, intentional misrepresentation, willful misconduct, Environmental Indemnity (as defined), misappropriation of Rents (as defined), or certain acts of insolvency by the borrower, such as filing a bankruptcy petition.

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of March 31, 2009 was 19.3% per annum. The loan may not be prepaid prior to August 9, 2009, and thereafter is subject to yield maintenance payments unless the loan is prepaid within 60 days of maturity. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to a prepayment penalty in the amount of the greater of 3% of the principal amount or a yield maintenance premium. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)	The interest rate as of March 31, 2009 was 2.8% per annum. The loan has a one-year extension option at our election, subject to us complying with certain loan covenants. We were in compliance with these covenants as of March 31, 2009 and expect to be in compliance at the extension date. We expect to exercise our option to extend this loan. The loan is also subject to an extension fee of 0.25% of the total commitment amount of the loan and at the lenders’ option, a written appraisal may be required. In the event the loan to value ratio exceeds 65%, we must pay down the outstanding principal to meet the 65% loan to value ratio. In addition, the lender may require an additional $2.5 million principal paydown. We have guaranteed and promised to pay the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned subsidiary of our Operating Partnership, does not do so.

(7)	We may borrow an additional $13.3 million under this construction loan; such amount may be reduced by up to $2.225 million of additional equity that may be required to be contributed by the Company upon lender’s request. The weighted average interest rate as of March 31, 2009 was 2.0% per annum. The loan has two one-year extension options at our election subject to certain conditions. The first extension option and the second extension option are subject to achievement of 75% and 90% occupancy levels, respectively, an extension fee of 0.125% of the loan commitments and at the lenders’ option, a written appraisal and a loan to value ratio not to exceed 75%. The second extension is also subject to a minimum debt yield ratio of 8.65%. We have provided a repayment and completion guaranty, which is more fully described in footnote (2) to our contractual obligations table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(8)	We may borrow an additional $3.9 million under this construction loan. This loan has two six-month extension options at our election. The first and second extension options are each conditioned on the closing of 100 residential units, which has occurred. The extension options are subject to exit fees equal to 0.5% of the outstanding principal balance and unfunded commitments and may be reduced to 0.25% if certain conditions are met. We expect to exercise these options. The principal paydowns are also subject to an exit fee. The interest rate for this loan as of March 31, 2009 was 7.0%. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest on the loan during the term of the loan as it may be extended. Additionally, the Company has a construction completion guaranty.

The loan agreement for Two Commerce Square requires that all receipts collected from this property be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at March 31, 2009 and December 31, 2008 is $2,397,000 and $2,218,000, respectively, which has been deposited in the lockbox account.

As of March 31, 2009, subject to certain extension options exercisable by the Company, principal payments due for the secured and unsecured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2009	$88,925	$2,325
2010	65,947	123,146
2011	1,971	1,971
2012	2,160	31,561
2013	108,392	108,392
Thereafter	125,089	125,089

	$392,484	$392,484

5. Unsecured Loan

In October 2005, we purchased the entire interest of our unaffiliated partner in TPG-El Segundo Partners, LLC, of which $3.9 million was financed with an unsecured loan from the former noncontrolling partner. Principal and accrued interest on this loan had a scheduled maturity of October 12, 2009. During the first quarter of 2009 we paid down $2.05 million, including principal and interest, and as of March 31, 2009, the outstanding principal balance was approximately $1.95 million and there was $0.1 million in accrued interest payable. We recognized $0.5 million gain on early extinguishment of debt related to this loan. The second and final installment of principal and interest of $2.05 million was paid on April 3, 2009.

6. Earnings (Loss) per Share and Dividends Declared

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing basic earnings per share under the two-class method. The Company has adjusted its calculation of basic and diluted earnings per share to conform to the guidance provided in FSP 03-06-1, which also required retrospective application for all periods presented. The change in calculating basic and diluted earnings per share pursuant to the adoption of FSP 03-6-1 did not have a material effect on the amounts previously reported for the periods presented (with the exception of the amount of weighted-average basic and diluted shares utilized in the calculation).

The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Basic earnings per share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

As of and through March 31, 2009, the Company has accrued and paid dividends in excess of net income, resulting in no undistributed earnings, as defined under the two-class method. In addition, all of the Company’s participating securities (including the incentive units) receive dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income (loss) allocable to the weighted-average restricted stock outstanding for the three months ended March 31, 2009 and 2008 has been deducted from net income allocable to common stockholders to calculate basic earnings/(loss) per share. The calculation of diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008 includes the outstanding Units (both vested and unvested) and restricted stock in the weighted-average shares, as well as an increase to net income (loss) allocable to common stockholders for the noncontrolling interest charge recognized during the respective period. No other shares were considered antidilutive for the three months ended March 31, 2009 and 2008.

The following is a summary of the components used in calculating basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (in thousands except share and per share amounts):

	Three months ended March 31,
	2009	2008
(Loss) income from continuing operations	$(1,661)	$525
Less net loss (income) allocated to noncontrolling interests	1,487	(306)
(Loss) earnings available to common shares:	(174)	219

Weighted average common shares outstanding – basic	24,542,990	23,658,963
Potentially dilutive common shares (1)
Stock options	—	—
Restricted stock	—	—

Adjusted weighted average common shares outstanding - diluted	24,542,990	23,658,963

Earnings per share – basic	$(0.01)	$0.01

Earnings per share – diluted	$(0.01)	$0.01

Dividends declared per share	$0.0125	$0.06

	Three months ended March 31,
	2009	2008
Dividends declared per share	$0.0125	$0.06

(1)	For the three months ended March 31, 2009 and 2008, the potentially dilutive shares were not included in the income per share calculation as their effect is antidilutive.

7. Stockholders’ Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. We have issued 1,303,336 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 25,693,354 shares of common stock, of which 1,429,450 were unregistered, and 13,813,331 Units outstanding as of March 31, 2009, and 512,221 incentive units outstanding which were issued under our Incentive Plan, defined below. The 1,429,450 unregistered shares were issued in connection with the redemption of 746,115 vested incentive units and 683,335 Operating Partnership Units by executives. The share of the Company owned by the Operating Partnership unitholders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets. As of March 31, 2009 and December 31, 2008, we held a 65.0% and 61.0% interest in the Operating Partnership, respectively.

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

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to Mr. Thomas and other executives:

Grant Date	Shares	Aggregate Value (in thousands)	Vesting Status
October 2004	46,667	$560	Fully vested
February 2006	60,000	740	Fully vested
March 2007	100,000	1,580	See below
March 2008	100,000	855	See below
January 2009	410,000	1,019	See below

Issued from Inception to March 31, 2009	716,667	$4,754

Vesting for the 100,000 and 100,000 shares commenced as of March 7, 2007 and March 19, 2008, respectively. The restricted shares will vest in full on the third anniversary of the vesting commencement date, provided that vesting could occur on the second anniversary of the vesting commencement date if certain performance goals are met. Mr. Thomas has full voting rights and will receive any dividends paid.

Under the Incentive Plan, in January 2009 we issued an additional 410,000 restricted shares to certain executives which vest over the next five years, fifty percent are performance vested shares and fifty percent are discretionary vested shares.

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	2009 – see below

Issued from Inception to March 31, 2009	30,935	$382

The 5,968 shares granted will vest subject to the continued service of the directors up to and through the 2009 Annual Meeting of Stockholders. The holders of these shares have full voting rights and will receive any dividends paid.

As of March 31, 2009, there was $2,136,000 of total unrecognized compensation cost related to the nonvested restricted stock under both the Incentive Plan and Non-Employees Directors Plan. The cost is expected to be recognized over a weighted average period of 2.2 years. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2009 was $2.87 per share.

We recorded compensation expense totaling $354,000 and $223,000 for the vesting of the restricted stock grants for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $150,000 and $96,000 for the three months ended March 31, 2009 and 2008, respectively.

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

For the three months ended March 31, 2009 and 2008, we recorded compensation expense of $554,000 and $482,000, respectively, relating to the incentive units. As of March 31, 2009, there was $1,475,000 of unrecognized compensation cost related to incentive units.

Stock options

Under our Incentive Plan, we have 670,609 stock options outstanding as of March 31, 2009. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2008.

2008
Expected dividend yield	2.9%
Expected life of option	5 to 8 years
Risk-free interest rate	3.2%
Expected stock price volatility	11%

The following is a summary of stock option activity under our Incentive Plan as of March 31, 2009 and for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	670,609	$12.74
Granted	—
Forfeitures	—
Exercised	—

Outstanding at March 31, 2009	670,609	$12.74	7.1	—

Options exercisable at March 31, 2009	504,396	$13.05	6.7	—

As of March 31, 2009, there was $83,000 of total unrecognized compensation cost related to the nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.3 years. There were no options granted or exercised during the three months ended March 31, 2009.

We recorded compensation expense totaling $30,000 and $42,000 related to the stock options for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $13,000 and $18,000 for the three months ended March 31, 2009 and 2008, respectively.

Noncontrolling Interests

On January 1, 2009, the Company adopted SFAS 160, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of SFAS 160, the guidance in EITF Topic D-98, Classification and Measurement of Redeemable Securities, was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

Noncontrolling interests on our consolidated balance sheets relate primarily to the partnership and incentive units in the Operating Partnership (collectively, the “Incentive Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain employees of the Operating Partnership received incentive units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued incentive units have the right to require the Operating Partnership to redeem part or all of their incentive units upon vesting of the Units, if applicable. The Company may elect to acquire those incentive units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.

SFAS 160 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company has evaluated the terms of the Units and, as a result of the adoption of SFAS 160, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets and recorded a decrease to the carrying value of noncontrolling interests of approximately $8.6 million (a corresponding increase was recorded to additional paid-in capital) to reflect the noncontrolling interests’ proportionate share of equity at March 31, 2009. In periods subsequent to the adoption of SFAS 160, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The redemption value of the incentive units not owned by the Company at March 31, 2009 was approximately $0.6 million based on the closing price of the Company’s common stock of $1.18 per share as of March 31, 2009.

A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests’ proportionate share of the Company’s net income (loss). An additional adjustment is made each period such that the carrying value of the noncontrolling interests equals the greater of (a) the noncontrolling interests’ proportionate share of equity as of the period end, or (b) the redemption value of the noncontrolling interests as of the period end, if classified as temporary equity.

Equity is allocated between controlling and noncontrolling interests as follows (in thousands) :

	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	$131,744	$88,983	$220,727
Net loss	(174)	(1,487)	(1,661)
Vesting of stock compensation	740	199	939
Reclassification adjustment	8,576	(8,576)	—
Other comprehensive income	11	6	17
Fair market value change of redeemable noncontrolling interest	20	11	31
Dividends	(315)	(185)	(500)

Balance at March 31, 2009	$140,602	$78,951	$219,553

8. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of March 31, 2009, we held a 63.7% capital interest in the Operating Partnership. For the three months ended March 31, 2009, we were allocated a blended rate of 64.0% of the income and losses from the Operating Partnership.

Prior to the adoption of SFAS No. 160 on January 1, 2009, income from noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of SFAS No. 160, the income from noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because the Operating Partnership and its subsidiaries with noncontrolling interests pay no income tax, but distribute taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 11.43% and 38.09% for the three months ended March 31, 2009 and 2008, respectively. However, the actual effective tax rate that is attributable to the Company’s share of (loss) income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the income statement, less income (loss) from continuing operations attributable to noncontrolling interests of $1.487 million and ($306,000) for the three months ended March 31, 2009 and 2008, respectively) is 4.87% for the three months ended March 31, 2009, as compared to 59.57% for the three months ended March 31, 2008. While the adoption of SFAS No. 160 does change the location of net income attributable to noncontrolling interests on the statement of income, it does not change the income tax from interests owned by the Company.

The resulting effective tax rate of 11.43% on the face of the financial statements for the three months ended March 31, 2009, compared to the federal statutory rate of 35% is primarily due to the amortization of the incentive units granted, the noncontrolling interests’ attributable income as a result of our adoption of SFAS No. 160, and the interest expense recorded during the quarter related to the Company’s unrecognized tax benefits.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2009, we recorded $176,000 ($115,000, net of federal benefit), of interest related to unrecognized tax benefits as a component of income tax expense.

For the three months ended March 31, 2009, the Company has recorded $1.6 million of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

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

Our estimates of the fair value of financial instruments as of March 31, 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, due from affiliate, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of March 31, 2009, the fair value of our mortgage and other secured loans and unsecured loan aggregates $367.0 million, compared to the aggregate carrying value of $392.5 million.

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 65.0% as of March 31, 2009 and have control over the major decisions of the Operating Partnership.

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

Park 22 I-III (as of June 2007, the date of acquisition)

Great Hills Plaza (as of June 2007, the date of acquisition)

Stonebridge Plaza II (as of June 2007, the date of acquisition)

Westech 360 I-IV (as of June 2007, the date of acquisition)

Comparison of three months ended March 31, 2009 to three months ended March 31, 2008

Total revenues. Total revenues decreased by $2.4 million, or 10.1%, to $21.3 million for the three months ended March 31, 2009 compared to $23.7 million for the three months ended March 31, 2008. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased $0.4 million, or 5.1% to $7.4 million for the three months ended March 31, 2009 compared to $7.8 million for the three months ended March 31, 2008. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet. Approximately 66% of the space from the June 2008 Conrail lease expiration has been leased to former subtenants or new tenants at current market rates, which are lower than the expired lease rates.

Tenant reimbursements. Tenant reimbursements decreased $0.9 million, or 13%, to $6.0 million for the three months ended March 31, 2009 compared to $6.9 million for the three months ended March 31, 2008. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants or new tenants that are now direct tenants.

Parking and other revenues. Parking and other revenues decreased $0.2 million, or 20.0%, to $0.8 million for the three months ended March 31, 2009 from $1.0 million for the three months ended March 31, 2008. The decrease primarily related to transient parking revenue related to a special exhibition adjacent to our Commerce Square property in 2008. There was no corresponding event in 2009.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services remained consistent for each of the three month periods ended March 31, 2009 and 2008.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services from unconsolidated real estate entities decreased by $0.4 million, or 9.3%, from $4.3 million for the three months ended March 31, 2008 to $3.9 million for the three months ended March 31, 2009 primarily due to a decrease of $0.3 million in lease commission revenue generated from the Austin Portfolio Joint Venture Properties for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to decreased leasing activity. Additionally, we had decreased development activity at Brookhollow and City National Plaza offset by increased development activity in the Austin Portfolio Joint Venture Properties, resulting in a net decrease in development fees of $0.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The decrease of $0.4 million or 20% to $1.6 million for the three months ended March 31, 2009 compared to $2.0 million for the three months ended March 31, 2008 was primarily due to compensation related reductions as a result of cost saving measures implemented in the fourth quarter of 2008.

Total expenses. Total expenses increased by $3.0 million, or by 12.6%, to $26.9 million for the three months ended March 31, 2009 compared to $23.9 million for the three months ended March 31, 2008. The significant components of expense are discussed below.

Property operating and maintenance expense. Property operating and maintenance remained consistent for each of the three month periods ended March 31, 2009 and 2008.

Real estate taxes. Real estate taxes remained consistent for each of the three month periods ended March 31, 2009 and 2008.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased by $0.3 million, or 9.4%, to $2.9 million for the three months ended March 31, 2009 compared to $3.2 million for the three months ended March 31, 2008, primarily as a result of certain cost saving measures implemented in the fourth quarter of 2008.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The decrease of $0.4 million or 20% to $1.6 million for the three months ended March 31, 2009 compared to $2.0 million for the three months ended March 31, 2008 was primarily due to compensation related reductions as a result of cost saving measures implemented in the fourth quarter of 2008.

Cost of condominium sales. This caption represents the cost recognized on the percentage of completion method of accounting for the Murano condominium units and parking spaces which closed or were under a binding sales contract as of March 31, 2009. As of March 31, 2009, we had closed on the sale of 112 condominium units and 108 parking spaces at Murano, a 302-unit high rise residential condominium project in downtown Philadelphia. We had an additional 13 units and 11 parking spaces under contract of sale as of March 31, 2009. We did not recognize any revenue in the quarter ended March 31, 2009 as we had no condominium and parking space sales, therefore we incurred a nominal cost of sales amount.

Rent – unconsolidated entities. Rent – unconsolidated entities remained consistent for each of the three month periods ended March 31, 2009 and 2008.

Interest expense. Interest expense increased by $2.7 million, or 65.9%, to $6.8 million for the three month period ended March 31, 2009 from $4.1 million for the three month period ended March 31, 2008. The increase in interest expense is primarily attributable to interest costs no longer being capitalized on Murano and our Four Points office buildings due to the substantial completion of development on these projects in the second half of 2008.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.4 million or 14.3% to $3.2 million for the three months ended March 31, 2009 compared to $2.8 million for the three months ended March 31, 2008 due to normal activity at Commerce Square.

General and administrative. General and administrative expense increased by $0.3 million, or 7.3%, to $4.4 million for the three months ended March 31, 2009 compared to $4.1 million for the three months ended March 31, 2008. The increase was primarily a result of an increase in non-cash incentive compensation costs related to grants made to an executive hired in 2008 and certain professional fees.

Gain on sale of real estate. Gain on sale of real estate decreased by $2.5 million, or 100%, for the three months ended March 31, 2009 from $2.5 million for the three months ended March 31, 2008 due to the full recognition of deferred gain in 2008 upon completion of infrastructure costs related to the sale of a 14.1 acre parcel at Campus El Segundo in 2006.

Interest income. Interest income decreased by $1.0 million, or 90.9%, to $0.1 million for the three months ended March 31, 2009 compared to $1.1 million for the three months ended March 31, 2008 primarily due to declining investment balances and lower interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Revenue	$81,561	$79,660
Operating and other expenses	(40,269)	(39,852)
Interest expense	(27,526)	(32,580)
Depreciation and amortization	(31,030)	(31,653)
Gain on early extinguishment of debt	67,017	—
Loss from discontinued operations	—	(8)

Net income (loss)	$49,753	$(24,433)

Thomas Properties’ share of net income (loss)	$2,295	$(3,388)
Intercompany eliminations	793	823

Equity in net income (loss) of unconsolidated real estate entities	$3,088	$(2,565)

Aggregate revenue increased due to an increase in occupancy for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Aggregate operating and other expenses for unconsolidated real estate entities for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 remained consistent. Interest expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 decreased primarily due to declining interest rates. Depreciation and amortization for unconsolidated real estate entities decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to normal activity. Gain on early extinguishment of debt for the three months ended March 31, 2009 was due to the Austin Portfolio Term loan for which the Company was able to negotiate a discounted partial payoff.

Benefit (provision) for income taxes. Provision for income taxes decreased by $0.5 million to a benefit of $0.2 million for the three months ended March 31, 2009 compared to a provision of $0.3 million for the three months ended March 31, 2008. The decrease was primarily due to the Company’s loss from continuing operations of $1.9 million for the three months ended March 31, 2009, compared to income from continuing operations of $0.8 million for the three months ended March 31, 2008. Additionally, as a result of our adoption of SFAS No. 160, the measurement of our effective tax rate has changed from previous periods.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of March 31, 2009, we have unrestricted cash and cash equivalents of $61.0 million. Our management believes that our company will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital and net cash provided by operations. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of common units of our Operating Partnership or additional debt, common or preferred equity securities, including convertible securities. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit. There can be no assurances that such debt refinancing will be available at the time of such maturities on acceptable terms, if at all, and our cost of capital could increase as a result of any such debt refinancings. Additionally, existing stockholders could experience substantial dilution in the event we are required to issue additional equity capital.

As of March 31, 2009, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $4.1 million; (2) the Thomas High Performance Green Fund, an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million; and (3) the UBS North American Property Fund, an investment fund formed by us and UBS Wealth Management-North American Property Fund Limited, of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund to implement tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund the entire $4.1 million in 2009.

Our requirement to fund all or a portion of our commitments to the Thomas High Performance Green Fund and the UBS North American Property Fund is subject to our identifying properties to acquire that are mutually acceptable to us, and our partners. Our cash requirements for the Green Fund could be reduced by contributions by us to the fund of assets in which we have an interest.

We intend to declare and pay annual dividends on our common stock. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Two Commerce Square is subject to debt financing with lock-box arrangements. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the lock-box arrangements established for the existing lenders for the property. In addition, all of our properties held in our joint venture with CalSTRS are subject to debt financing with a lockbox arrangements. With respect to our joint venture properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties.

Development and Redevelopment Projects

We currently own interests in four development projects (some of which are discussed below), and our joint venture with CalSTRS includes four redevelopment properties and two development sites.

We have substantially completed construction and received certificates of occupancy for all of the units at Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia. We have closed sales on 112 units and 108 parking spaces as of March 31, 2009 and have an additional 13 units and 11 parking spaces under contract of sale. Under the percentage-of-completion method of accounting, we recognized a gain on sale of approximately $17.3 million for the year ended December 31, 2008. Due to the deteriorating market conditions, in the second half of 2008, we recorded an $11.0 million impairment charge. There were no sales related to the Murano in the three months ended March 31, 2009. Murano is classified as Condominium units held for sale on our balance sheet as of March 31, 2009.

We anticipate seeking to mitigate our development risk on all of our development projects by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing. Construction of the Murano was financed in part with a construction loan up to $142.5 million. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan has a balance of $69.6 million as of March 31, 2009 and we had additional borrowing capacity of $3.9 million. The completed core and shell construction of two office buildings at our development site at Four Points was financed in part with a construction loan, which has an outstanding balance as of March 31, 2009 of $29.4 million with additional borrowing capacity of $13.3 million to fund tenant improvement costs. Presently, we have not obtained construction financing for the development at Campus El Segundo. If we finance these development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

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

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, we also own One Commerce Square and Two Commerce Square. These properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. We are contractually committed to incur expenditures of approximately $6.3 million in capital improvements, tenant improvements, and leasing commissions for the One Commerce Square and Two Commerce Square properties, collectively, during 2009 through 2010.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at March 31, 2009 is as follows (in thousands):

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Regularly scheduled principal payments	$375	$492	$1,971	$2,160	$1,946	$3,880	$10,824
Balloon payments due at maturity (1) (2)	18,950	135,055	—	—	106,446	121,209	381,660
Interest payments – fixed rate debt	16,595	14,912	14,290	14,205	10,055	14,751	84,808
Interest payments – variable rate debt (3)	—	—	—	—	—	—	—
Capital commitments (4)	7,344	3,077	—	—	—	—	10,421
Operating lease (5)	21	—	—	—	—	—	21
FIN 48 obligations, including interest and penalties (6)	—	—	—	—	—	—	—

Total	$43,285	$153,536	$16,261	$16,365	$118,447	$139,840	$487,734

(1)	The debt maturing in 2009 includes the Campus El Segundo mortgage loan in the amount of $17.0 million. This loan has a one-year extension option at our election subject to us complying with certain loan covenants. We were in compliance with these covenants as of March 31, 2009 and expect to be in compliance at the extension date. We expect to exercise our option to extend this loan. The lender may require an additional $2.5 million principal paydown in October 2009. We have guaranteed and promised to pay the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned subsidiary of our Operating Partnership, does not do so. On April 3, 2009, we paid the remaining $2.05 million of debt maturing in 2009, which was due to our former partner in our Campus El Segundo development. We recognized a gain of $0.5 million on early extinguishment of debt in the first quarter of 2009.

(2)	In January 2010, $36.0 million in nonrecourse senior and junior mezzanine loans secured by our ownership interest in Two Commerce Square mature. We will seek to extend or refinance this debt at maturity. The Four Points Centre construction loan in the amount of $29.4 million matures in June 2010. This loan has two one-year extension options at our election subject to certain conditions. The first extension option is subject to completion of the improvements and executed leases representing at least 75% of the net rentable area, among other things. The second extension option is subject to completion of improvements, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. We have guaranteed in favor of and promised to pay to the lender 46.5% of the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned subsidiary of our Operating Partnership, does not do so. This guaranty is currently limited to a maximum of $13.7 million. In addition, the Company may be required to contribute up to $2.225 million in additional equity on or after June 8, 2009, at the lender’s request. Upon the occurrence of certain events, as defined in the repayment and completion guaranty agreement, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under the loan, and upon the occurrence of even further events, as defined, our maximum liability as guarantor will be reduced to 25.0% of all sums payable under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements, as defined in the agreement, in the event of any default of the borrower. We have completed construction of the core and shell. If the borrower fails to complete the required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. In addition, the Murano construction loan has a balance of $69.6 million as of March 31, 2009 with a maturity date of July 31, 2009, however it has two six-month extension options, which are conditional on the closing of 100 residential units, which has occurred and therefore we expect to exercise these options, and extend the maturity date to July 31, 2010. This loan is nonrecourse to the Company but the Company guarantees the payment of interest on the loan during the term of the loan as it may be extended. Additionally, the Company has a construction completion guaranty. We amortize the principal balance of the Murano construction loan with sales proceeds as we close on the sale of condominium units.

(3)	As of March 31, 2009, 70.4% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 29.6% of our debt bears interest at variable rates based on the prime rate or LIBOR plus a spread that ranges from 1.5% to 3.3%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what prime and LIBOR rates will be in the future. As of March 31, 2009, the one-month LIBOR was 0.50% and the prime rate was 3.25%.

(4)	Capital commitments of our company and consolidated subsidiaries include approximately $6.3 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $4.1 million to our TPG/CalSTRS joint venture, which we estimate we will fund the entire amount in 2009. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund to implement tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(5)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options. The lease expires in May 2009 and we are in discussions to extend based on market rates.

(6)	The FIN 48 obligations in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment for these obligations. As of March 31, 2009, $17.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if and when such amounts may be settled. Included within the unrecognized tax benefits is $1.6 million of accrued interest. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of March 31, 2009, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We do not have sole control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties as of March 31, 2009 (in thousands). None of these loans are recourse to us other than as noted in footnote 12 below.

	Interest Rate at March 31, 2009	Principal Amount	Maturity Date	Maturity Date at end of Extension Options
City National Plaza (1)
Senior mortgage loan	LIBOR + 1.07%(2)	$355,300	7/9/2009	7/9/2010
Senior mezzanine loan-Note A (3)	LIBOR + 2.59%(2)	67,836	7/9/2009	7/9/2010
Senior mezzanine loan-Note B	LIBOR + 1.90%(2)	24,000	7/9/2009	7/9/2010
Senior mezzanine loan-Note C	LIBOR + 2.25%(2)	24,000	7/9/2009	7/9/2010
Senior mezzanine loan-Note D	LIBOR + 2.50%(2)	24,000	7/9/2009	7/9/2010
Senior mezzanine loan-Note E	LIBOR + 3.05%(2)	22,700	7/9/2009	7/9/2010
Junior mezzanine loan (4)	LIBOR + 5.00%(2)	58,145	7/9/2009	7/9/2010
CityWestPlace
Fixed	6.16%	121,000	7/6/2016	7/6/2016
Floating	LIBOR + 1.25%(2)(5)	92,400	7/1/2009	7/1/2011
San Felipe Plaza
Mortgage loan - Note A	5.28%	101,500	8/11/2010	8/11/2010
Mortgage loan - Note B	LIBOR + 3.00%	16,200	8/11/2010	8/11/2010
2500 City West
Mortgage loan-Note A	5.28%	70,000	8/11/2010	8/11/2010
Mortgage loan-Note B (7)	LIBOR + 3.00%	12,132	8/11/2010	8/11/2010
Brookhollow Central I, II and III
Mortgage loan-Note A	LIBOR + 0.44%(2)(8)	24,154	8/9/2009	8/9/2010
Mortgage loan-Note B	LIBOR + 4.25%(2)(8)	16,165	8/9/2009	8/9/2010
Mortgage loan-Note C	LIBOR + 4.86%(2)(8)	16,746	8/9/2009	8/9/2010
Four Falls Corporate Center
Mortgage loan-Note A	5.31%	42,200	3/6/2010	3/6/2010
Mortgage loan-Note B (9)	LIBOR + 3.25%(2)(10)	9,867	3/6/2010	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	5.31%	35,300	3/6/2010	3/6/2010
Mortgage loan-Note B (9)	LIBOR + 3.25%(2)(11)	9,152	3/6/2010	3/6/2010
2121 Market Street mortgage loan (12)	6.05%	18,744	8/1/2033	8/1/2033
Reflections I mortgage loan	5.23%	22,072	4/1/2015	4/1/2015
Reflections II mortgage loan	5.22%	9,196	4/1/2015	4/1/2015
Centerpointe I & II (13)
Senior mortgage loan	LIBOR + 0.60%(2)	55,000	2/9/2010	2/9/2012

	Interest Rate at March 31, 2009	Principal Amount	Maturity Date	Maturity Date at end of Extension Options
Mezzanine loan (Note A)	LIBOR + 1.51%(2)	25,000	2/9/2010	2/9/2012
Mezzanine loan (Note B)	LIBOR + 2.49%(2)	21,618	2/9/2010	2/9/2012
Mezzanine loan (Note C)	LIBOR + 3.26%(2)	22,162	2/9/2010	2/9/2012
Fair Oaks Plaza	5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A	6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A	6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B	6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A	6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A	6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B	6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II
Senior mortgage loan	LIBOR + 0.55%(2)(15)	23,560	6/9/2009	6/9/2012
Mezzanine loan	LIBOR + 2.01%(2)(15)	27,940	6/9/2009	6/9/2012
Stonebridge Plaza II
Senior mortgage loan	LIBOR + 0.63%(2)(15)	19,800	6/9/2009	6/9/2012
Mezzanine loan	LIBOR + 1.76%(2)(15)	17,700	6/9/2009	6/9/2012
Austin Portfolio Bank Term Loan	LIBOR + 3.25%(16)(17)	112,570	6/1/2013	6/1/2014
Austin Senior Secured Priority Facility (18)	10% - 20%	20,033	6/1/2012	6/1/2012

Subtotal - Austin, TX Portfolio		$847,603

Total outstanding debt of unconsolidated properties		$2,208,492

The 30 day LIBOR rate for the loans above was 0.5% at March 31, 2009, except for the Austin Bank Term Loan (see footnotes 17 – 19).

(1)	The City National Plaza loans collectively have maximum borrowings of $580 million. The senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to .25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to .50% of the loan amount. Under certain circumstances all of the exit fees will be waived. All of the City National Plaza loans have a one-year extension option at our election subject to a 75% loan to value ratio for all senior debt combined and 80% loan to value ratio for senior debt and mezzanine debt combined. The Company has notified the lender of our intent to exercise the extension option in 2009.

(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans. The interest rate cap agreement for Oak Hill Plaza/Walnut Hill Plaza has expired, and the Company has contacted the lender regarding its replacement.

(3)	TPG/CalSTRS may borrow an additional $2.2 million.

(4)	TPG/CalSTRS may borrow an additional $1.9 million.

(5)	This loan has two one-year extension options at our election. The Company plans to exercise the extension option in 2009.

(6)	Reserved.

(7)	TPG/CalSTRS may borrow an additional $3.4 million under this loan.

(8)	These loans have a one-year extension option at our election. The Company plans to exercise the extension options in 2009.

(9)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of March 31, 2009, one month LIBOR is below 2.25%, per annum.

(10)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the partnership which owns Oak Hill Plaza/Walnut Hill Plaza.

(11)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the partnership which owns Four Falls Corporate Center.

(12)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan. The loan is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

(13)	The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The weighted average interest rate on the mezzanine loans as of March 31, 2009 was 2.9% per annum. The weighted average interest rate on all of the loans was 2.1% per annum. All of these loans have two one-year extension options at our election subject to a debt service coverage ratio of 1:1.

(14)	Reserved.

(15)	These loans have three one-year extension options at our election. The Company has notified the lender of our intent to exercise the extension option in 2009.

(16)	The Austin Portfolio Joint Venture entered into an interest rate collar agreement for $96.25 million, in which we bought a cap and sold a floor. The counterparty, a Lehman affiliate, did not accept payments on the rate collar during the first quarter but the Company accrued the expense for such payments.

(17)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture Properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture Properties. The interest rate at March 31, 2009 was 3.75%.

(18)	During the quarter, TPG-Austin Portfolio Holdings LP entered into agreements pursuant to which (i) the prior $100 million Revolving Loan was terminated, (ii) a senior secured priority facility of $60 million was created which a subsidiary of TPG/CalSTRS agreed to fund 25% on a pari passu basis with affiliates of Lehman Brothers and a sovereign wealth fund that are partners in the Austin Portfolio Joint Venture, and (iii) the venture purchased and retired $80 million of the bank term loan at a discount to face value, reducing that loan from $192.5 million to $112.5 million. The new $60 million priority facility is senior in payment and right to the collateral to the bank term loan. The senior secured priority credit facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. This restructure resolved the claims of the Austin Portfolio Joint Venture against Lehman arising from Lehman’s failure to fund the $100 million revolving loan.

Cash Flows

Comparison of three months ended March 31, 2009 to three months ended March 31. 2008.

Cash and cash equivalents (including restricted cash) were $61.0 million as of March 31, 2009 and $107.4 million as of March 31, 2008.

Operating Activities - Net cash used in operating activities increased by $3.5 million to $(12.0) million for the three months ended March 31, 2009 compared to $(8.5) million for the three months ended March 31, 2008. The decrease was primarily the result of a decrease in accounts payable.

Investing Activities - Net cash used in investing activities decreased by $33.4 million to $(1.9) million for the three months ended March 31, 2009 compared to $(35.3) million for the three months ended March 31, 2008. The decrease was primarily the result of $1.0 million in proceeds from sales of our Murano condominium units for the three months ended March 31, 2009, offset by a capital contribution of $(1.25) million to the Austin Portfolio Joint Venture Properties. In addition, an increase of $33.3 million related to a decrease in capital expenditures on our Murano, Four Points Center, Campus El Segundo and MetroStudio@Lankershim development projects.

Financing Activities - Net cash provided by financing activities decreased by $18.7 million to $5.9 million for the three months ended March 31, 2009 compared to $24.6 million for the three months ended March 31, 2008. The decrease was primarily the result of decreased borrowings totaling $24.5 million on our Murano and Four Points Center construction loans. This was offset by a $2.1 million increase in restricted cash and a $3.7 million increase due to a decrease in principal payments of mortgage loans.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases may be partially offset by the contractual rent increases and expense reimbursements as described above. We have one multi-family residential rental property and are substantially complete with construction on Murano, a high-rise residential tower in Philadelphia. The existing residential property is located in the Philadelphia central business district and subject to short-term leases. Inflationary increases can often be offset by increased rental rates; however, a weak economic environment may restrict our ability to raise rental rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2009, our company had $116.0 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.10 billion bears interest at floating rates. As of March 31, 2009, interest rate caps have been purchased for $1.05 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at March 31, 2009 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2009	$2,325	$86,600	$88,925
2010	36,546	29,401	65,947
2011	1,971	—	1,971
2012	2,160	—	2,160
2013	108,392	—	108,392
Thereafter	125,089	—	125,089

Total	$276,483	$116,001	$392,484

Weighted average interest rate	7.64%	5.12%	6.89%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At March 31, 2009, our variable rate long-term debt represents 29.6% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 14.6% of the weighted average variable rate at March 31, 2009, the net impact would be increased interest costs of $0.9 million per year.

As of March 31, 2009, the fair value of our mortgage and other secured loans and unsecured loan aggregate $367.0 million, compared to the aggregate carrying value of $392.5 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our relationships with CalSTRS are a significant factor in our ability to achieve our intended business growth. Our separate account and joint venture relationships with CalSTRS, including the Austin Portfolio Joint Venture in which we invested through our joint venture with CalSTRS, provide us with substantial fee revenues. For the three months ended March 31, 2009, approximately 26.6%, of our revenue has been derived from fees earned from these relationships. We may also earn fee revenues in the future from the Green Fund as a result of CalSTRS’ investment in that partnership.

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

Our joint venture investments may be adversely affected by our lack of control or input on decisions or shared decision-making authority or disputes with our co-venturers

We hold interests in each of our operating properties in a joint venture or partnership. As a result, with the exception of One Commerce Square, Two Commerce Square, and the office buildings at Four Points Centre, we do not exercise sole decision-making authority regarding the property, joint venture or other entity, including with respect to cash distributions or the sale of the property. Furthermore, we expect to co-invest in the future through other partnerships, joint ventures or other entities, acquiring non-controlling interests or in sharing responsibility for managing the affairs of a property, partnership or joint venture. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks including partners who may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers such as if a partner or co-venturer were to become bankrupt and default on its reimbursement and contribution obligations to us, were to subject property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement or were to incur debts or liabilities on behalf of the partnership or joint venture in excess of the authority otherwise granted by the partnership or joint venture agreement. In some joint ventures or other investments we make, if the entity in which we invest is a limited partnership, we have acquired and may acquire in the future all or a portion of our interest in such partnership as a general partner. In such event, we may be liable for all the liabilities of the partnership, although we attempt to limit such liability to our investment in the partnership by investing through a subsidiary.

Our joint venture partners have rights under our joint venture agreements that could adversely affect us.

As of March 31, 2009, we hold interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. All other decisions, including sales of properties, are made based upon a majority decision of the management committee, which currently consists of two members appointed by CalSTRS and one member appointed by us. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell a substantial portion of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers, Inc. in relation to the Austin Portfolio Joint Venture. That agreement required us to assist the Lehman affiliate that was the primary equity holder in the joint venture with syndicating a substantial portion of the entity’s equity position by June of 2008. As of March 31, 2009, 33% of the Lehman affiliate’s original equity in the joint venture had been sold to an unrelated institutional investor. We and Lehman were unable to sell the Lehman affiliate’s remaining equity to investors during the syndication period. As a result, the Lehman affiliate holds 50% of the equity in the joint venture as of March 31, 2009 and retains certain approval rights with respect to an expanded set of major decisions of the joint venture, although we are still in charge of operating, leasing and managing the joint venture assets within approved budgets and guidelines. Also, the other limited partner in this partnership has approval rights over such major decisions.

These rights include, but are not limited to, the right to approve annual business plans and budgets, financings and refinancings, sales of properties, additional capital calls not in compliance with an approved annual plan, and agreements with affiliates. The limited partners also have the right to remove the general partner under certain circumstances. These rights could adversely affect us.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of March 31, 2009, the 20 largest tenants for properties in which we hold an ownership interest collectively leased 33.9% of the rentable square feet of space, representing 34.9% of the total annualized rent generated by these properties. Consolidated Rail Corporation, together with its wholly-owned subsidiary New York Central Lines, LLC (“Conrail”), leases approximately 39.7% of the space at Two Commerce Square and accounted for approximately 1.6% of the total annualized rent generated by all of our consolidated and unconsolidated properties as of March 31, 2009. In addition, Conrail’s rental revenues and tenant reimbursements accounted for approximately 16.1% of total consolidated revenue, on a United States generally accepted accounting principles (“GAAP”) basis, for the three months ended March 31, 2009.

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

Bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or their property. A tenant bankruptcy would delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these amounts. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy amounts due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy of a large tenant, which would adversely impact our financial condition. As of March 31, 2009, we are not aware of any tenant at our consolidated properties that has filed for bankruptcy protection.

Our operating results depend upon the regional economies in which our properties are located and the demand for office and other mixed-use space, and an economic downturn in these regions could harm our operating results.

Our operating and development properties are located in three geographic regions of the United States: the West Coast, Southwest and Mid-Atlantic regions. Historically, the largest part of our revenues has been derived from our ownership and management of properties consisting primarily of office buildings. A decrease in the demand for office space in these geographic regions, and Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in these regions and in the national office market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, terrorist targeting of high-rise structures, infrastructure quality, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors, and oversupply of or reduced demand for office space. Some of the regional issues we face include the more highly regulated and taxed economy of Southern California and high local and municipal taxes for our Philadelphia properties. Any adverse economic or real estate developments in a local region, or any decrease in demand for office space resulting from the local regulatory environment, business climate or energy or fiscal problems, could adversely impact our revenue and profitability, thereby causing a significant downturn in our financial condition, results of operations, cash flow, the trading price of our common stock and impairing our ability to satisfy our debt service obligations

Our debt service obligations reduce cash available to fund business growth and may expose us to the risk of default under our debt obligations.

As of March 31, 2009, our total consolidated indebtedness is approximately $392.5 million. In addition, we own interests in unconsolidated entities subject to total indebtedness in the amount of $2.2 billion as of March 31, 2009. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust in the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interest in the entity that owns the related real property.

We have $17.0 million of consolidated debt which matures in 2009 related to the Campus El Segundo mortgage loan, which we have guaranteed. This loan has a one-year extension option at our election subject to us complying with certain loan covenants. We were in compliance with these covenants as of March 31, 2009 and expect to be in compliance at the extension date. We expect to exercise our option to extend this loan. On April 3, 2009, we repaid the remaining $2.0 million of debt maturing in 2009, which was due to our former partner in our Campus El Segundo development. We recognized a gain of $0.5 million on early extinguishment of debt in the first quarter of 2009.

We have approximately $135.1 million of consolidated debt which matures in 2010. The debt maturing in 2010 includes approximately $36.1 million in nonrecourse senior and junior mezzanine loans secured by our ownership interest in the real estate entities that own Two Commerce Square which mature in January 2010. We will seek to extend or refinance this debt at maturity. The Four Points Centre construction loan in the amount of $29.4 million matures in June 2010. This loan has two one-year extension options at our election subject to certain conditions. The first extension option is subject to completion of the improvements and executed leases representing at least 75% of the net rentable area, among other things. The second extension option is subject to completion of improvements, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. We have guaranteed the completion of construction and have completed the core and shell of this property. Furthermore, we have guaranteed 46.5% of the principal, interest and any other sum payable under this loan; this guaranty is currently limited to a maximum of $13.3 million. Upon the occurrence of certain events our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events our maximum liability as guarantor will be reduced to 25% of all sums payable under this loan. The Murano construction loan, with a balance of approximately $69.6 million as of March 31, 2009 has a maturity date of July 31, 2009, however it has two six-month extension options, which are conditional on the closing of 100 residential units, which has occurred, and therefore we expect to exercise these options, and extend the maturity date to July 31, 2010. This loan is nonrecourse to the Company but the Company guarantees the payment of interest on the loan during the term of the loan as it may be extended. Additionally, the Company has a construction completion guaranty. We amortize the principal balance of the Murano construction loan with sales proceeds as we close on the sale of condominium units.

We have investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. These unconsolidated entities have approximately $814.4 million of debt maturing in 2009, all of which is subject to extension options at our election subject to certain conditions, all of which extension options the Company intends to exercise. These unconsolidated entities have approximately $1.2 billion of debt maturing in 2010 (including debt extended from 2009 to 2010), approximately $305.2 million of which is subject to extension options at our election subject to certain conditions.

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

If any one of these events were to occur, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations

We have a substantial amount of debt which bears interest at variable rates. Our failure to hedge effectively against interest rate changes may adversely affect our results of operations.

As of March 31, 2009, $116.0 million of our consolidated debt and $1.1 billion of our unconsolidated debt was at variable interest rates. As of March 31, 2009, interest rate caps have been purchased for $1.05 billion of the unconsolidated floating rate loans. Interest rate hedging arrangements and swap agreements we enter into to cap our interest rate exposure involve risks, including that our hedging or swap transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns. Of the existing interest rate caps, one or more Lehman Brothers Holdings, Inc. affiliates was the counterparty on the interest rate cap transactions related to our Austin Portfolio Joint Venture Properties. We have replaced the Lehman affiliates as counterparty on four interest rate cap transactions at a cost of $60,000. The last remaining hedging arrangement in which a Lehman affiliate is a counterparty is an interest rate collar agreement for 50% of the original loan balance of the Term Loan, or $96.25 million, in which we bought a cap and sold a floor. During the fourth quarter of 2008, the Lehman affiliate stopped accepting payment on this rate collar. We have accrued the obligation due if the Lehman affiliate were accepting payment. We are discussing a resolution of this matter with the Lehman affiliate.

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

If we are not successful in our property development initiatives, it could adversely impact our revenue and profitability, causing a significant downturn in our business, including our financial condition, results of operations, trading price of our common stock and impairing our ability to satisfy our debt service obligations. Additionally, since 2007 the residential housing market has experienced a decline and we could experience difficulties in selling or closing on the sale of condominium units at Murano.

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

As of March 31, 2009, leases representing 4.7% and 7.6% of the rentable square feet of the office and mixed-use properties in which we hold an ownership interest will expire in 2009 and 2010, respectively. Further, an additional 15.2% of the square feet of these properties was available for lease as of March 31, 2009. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent financial markets upheaval, and it is unclear how long this may continue to prevail.

A significant amount of space at our Two Commerce Square property has historically been leased to Conrail. Approximately half or 375,000 square feet of this lease expired in June 2008 and the remaining half expires in June 2009. Conrail currently subleases substantially all of its space to a number of subtenants. While we have entered into agreements with many of the subtenants for direct leases once their sublease term expires, the rental rates are lower than paid by the current tenant. As a result, we currently expect our aggregate revenues from this property will be lower following the expiration of the Conrail lease in 2009. We have entered into direct leases for all of the 378,000 square feet of Conrail space expiring in 2009. The lease terms range from 5 months to 78 months. If we are unable to lease the remaining 129,000 square feet of the space leased by Conrail in Two Commerce Square until June 2008, our rental revenue (excluding tenant reimbursements revenue) computed in accordance with United States generally accepted accounting principles (“GAAP”) would decrease by $1.6 million in 2009 as compared to 2008, and $2.3 million in 2010 as compared to 2009.

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

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Since the second half of 2007 we have experienced an increasing tightening of the credit markets, and we may experience difficulty refinancing existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage. Any issuance of equity by our company will cause dilution to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $392.5 million of consolidated debt and $2.2 billion of unconsolidated debt as of March 31, 2009;

•	our current cash flow from operating activities, which resulted in a use of cash of $12.0 million for the three months ended March 31, 2009;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price per share of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn of, by signs and labels, potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos- containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and managers may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building incorporating asbestos-containing materials or potentially asbestos-containing materials that we own or manage.

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

With respect to asbestos-containing materials present at our City National Plaza and Brookhollow properties, these materials have been removed or abated from certain tenant and common areas of the building structures. We continue to remove or abate asbestos-containing materials from various areas of the building structures and as of March 31, 2009, have accrued $0.9 million for estimated future costs of such removal or abatement at City National Plaza.

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

We and our Operating Partnership have agreed to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 13.7% of annualized rent for properties in which we hold an ownership interest as of March 31, 2009. The indemnification currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

As of March 31, 2009, Mr. Thomas owns or controls a significant interest in our Operating Partnership consisting of 13,813,331 units, or a 35.0% interest (including units beneficially owned by other senior executive officers) as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively hold an interest in Operating Partnership units, incentive units (vested and unvested) and common stock aggregating a 6.0% interest in our company.

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 38.7% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of March 31, 2009. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger or sale of the company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

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

Many of our other senior executives also have significant real estate industry experience. Mr. Scott has extensive development and management experience on several large-scale projects, including the development, construction and management of One Commerce Square and Two Commerce Square. Mr. Sischo and Mr. Scott are jointly responsible for oversight of our relationship with CalSTRS. Mr. Sischo is responsible for our acquisition efforts. Mr. Ricci has been extensively involved in the development of large, mixed-use and commercial projects. Ms. Laing has served as chief financial officer of two publicly-traded real estate investment trusts. Mr. Rutter has extensive experience, both as a real estate lawyer and as an executive in commercial real estate, including acquisitions, financing, joint ventures and leasing of office and mixed use projects. While we believe that we could find acceptable replacements for these executives, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel. A departure of either Mr. Thomas or Mr. Sischo could also have adverse effects on our joint venture relationship with CalSTRS, including the possible sale of our joint venture interest to CalSTRS at 97% of fair value, unless within 180 days the Company names a replacement for such departed executive who is reasonably acceptable to CalSTRS.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2009, the Company issued an aggregate of 1,429,450 shares of its common stock to four executive officers in exchange for the redemption of the same number of limited partnership units in the Operating Partnership pursuant to the terms of its partnership agreement. The sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

Dated: May 11, 2009

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing Chief Financial Officer