Form 10-Q
period 2009-09-30
THOMAS PROPERTIES GROUP INC
filed 2009-11-02
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $.01 par value per share	25,693,354

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments in real estate:
Operating properties, net of accumulated depreciation of $93,080 and $101,191 as of September 30, 2009 and December 31, 2008, respectively	$276,878	$274,784
Land improvements – development properties	97,715	100,886
Construction in progress	—	1,274

	374,593	376,944
Condominium units held for sale	73,567	101,112
Real estate held for sale	619	609
Investments in unconsolidated real estate entities	34,096	29,098
Cash and cash equivalents, unrestricted	50,582	69,023
Restricted cash	15,194	16,665
Rents and other receivables, net	4,537	4,452
Receivables from condominium sales contracts, net	1,786	10,485
Receivables from unconsolidated real estate entities	2,503	4,701
Deferred rents	11,670	10,604
Deferred leasing and loan costs, net	14,646	15,018
Other assets, net	22,979	21,724

Total assets	$606,772	$660,435

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$255,223	$255,579
Other secured loans	110,837	128,466
Unsecured loan	—	3,900
Accounts payable and other liabilities, net	33,056	46,567
Dividends and distributions payable	500	2,377
Prepaid rent	1,569	2,819

Total liabilities	401,185	439,708

Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value, 225,000,000 and 75,000,000 shares authorized, 25,693,354 and 23,853,904 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	257	238
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 13,813,331 and 14,496,666 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	138	145
Additional paid-in capital	170,598	158,341
Retained deficit and dividends including $143 and $186 of other comprehensive loss as of September 30, 2009 and December 31, 2008, respectively	(41,733)	(26,980)

Total stockholders’ equity	129,260	131,744
Noncontrolling interests:
Unitholders in the Operating Partnership	71,908	85,210
Partners in consolidated real estate entities	4,419	3,773

Total noncontrolling interests	76,327	88,983
Total equity	205,587	220,727

Total liabilities and equity	$606,772	$660,435

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(revised)
Revenues:
Rental	$7,385	$7,482	$22,499	$23,317
Tenant reimbursements	4,566	5,991	16,151	20,116
Parking and other	571	925	2,156	2,747
Investment advisory, management, leasing and development services	2,622	1,799	7,158	5,570
Investment advisory, management, leasing and development services – unconsolidated real estate entities	3,388	4,244	11,229	13,670
Reimbursement of property personnel costs	1,425	1,657	4,213	5,075
Condominium sales	22,927	3,622	22,927	79,758

Total revenues	42,884	25,720	86,333	150,253

Expenses:
Property operating and maintenance	5,936	6,018	18,439	18,877
Real estate taxes	1,943	1,586	5,427	4,762
Investment advisory, management, leasing and development services	2,799	4,142	8,638	12,520
Reimbursable property personnel costs	1,425	1,657	4,213	5,075
Cost of condominium sales	20,892	3,113	20,892	62,228
Rent – unconsolidated real estate entities	42	65	208	191
Interest	6,787	5,803	20,415	13,740
Depreciation and amortization	3,008	2,948	9,373	8,498
General and administrative	3,865	4,173	12,072	13,556
Impairment loss	8,600	—	8,600	—

Total expenses	55,297	29,505	108,277	139,447

Gain on sale of real estate	—	—	—	3,618
Gain from early extinguishment of debt	—	—	509	255
Interest income	34	587	287	2,341
Equity in net loss of unconsolidated real estate entities	(3,103)	(3,968)	(595)	(9,108)

(Loss) income before income taxes and noncontrolling interests	(15,482)	(7,166)	(21,743)	7,912
(Provision) benefit for income taxes	(242)	1,359	(480)	(2,695)

Net (loss) income	(15,724)	(5,807)	(22,223)	5,217
Noncontrolling interests’ share of net loss (income):
Unitholders in the Operating Partnership	6,007	2,733	7,456	(3,126)
Partners in consolidated real estate entities	(1,195)	133	934	133

	4,812	2,866	8,390	(2,993)

TPGI share of net (loss) income	$(10,912)	$(2,941)	$(13,833)	$2,224

(Loss) earnings per share-basic and diluted	$(0.43)	$(0.13)	$(0.56)	$0.09
Weighted average common shares-basic and diluted	25,212,319	23,701,294	24,978,388	23,681,997

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(22,223)	$5,217
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from early extinguishment of debt	(509)	—
Gain on sale of real estate	—	(3,618)
Gain on sale of condominiums	(2,035)	(17,530)
Equity in net loss of unconsolidated real estate entities	595	9,108
Deferred rents	(762)	3,113
Depreciation and amortization expense	9,373	8,498
Bad debt expense	119	—
Amortization of loan costs	372	237
Amortization of above and below market leases, net	23	(100)
Vesting of stock options, restricted stock and incentive units	2,258	2,459
Distributions from operations of unconsolidated real estate entities	24	224
Impairment loss	8,600	—
Changes in assets and liabilities:
Rents and other receivables	(204)	(2,175)
Receivables – unconsolidated real estate entities	2,198	643
Deferred leasing and loan costs	(1,415)	(3,564)
Other assets	(2,055)	585
Deferred interest payable	3,587	1,445
Accounts payable and other liabilities	(3,033)	505
Prepaid rent	(1,250)	(1,064)

Net cash (used in) provided by operating activities	(6,337)	3,983

Cash flows from investing activities:
Expenditures for improvements to real estate	(13,903)	(93,294)
Proceeds from sale of condominiums	29,710	51,135
Purchase of interests in consolidated entities	—	(4,000)
Return of capital from unconsolidated real estate entities	3,734	3,166
Contributions to unconsolidated real estate entities	(4,600)	(1,250)

Net cash provided by (used in) investing activities	14,941	(44,243)

Cash flows from financing activities:
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(3,378)	(7,087)
Proceeds from mortgage and other secured loans	7,130	64,706
Principal payments of mortgage and other secured loans	(32,764)	(76,369)
Noncontrolling interest contributions	1,543	—
Noncontrolling interest distributions	(14)	(195)
Change in restricted cash	438	11,032

Net cash used in financing activities	(27,045)	(7,913)

Net decrease in cash and cash equivalents	(18,441)	(48,173)
Cash and cash equivalents at beginning of period	69,023	126,647

Cash and cash equivalents at end of period	$50,582	$78,474

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$20,757	$19,603
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership	$(1,877)	$23
Investments in real estate included in accounts payable and other liabilities	$(9,245)	$(9,229)
Decrease in investments in real estate for write off of fully depreciated improvements.	$15,318	$18,559
Reclassification of noncontrolling interests for limited partnership units in the Operating Partnership from additional paid in capital	$7,576	$840
Receivables from condominium units under contract	$8,699	$19,170
Other comprehensive loss	$(68)	$(98)

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

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, affiliates of Mr. Thomas and certain executives hold limited partnership units (“Units”) in the Operating Partnership. As of September 30, 2009, we held a 64.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of September 30, 2009, we were invested in the following real estate properties:

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
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
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

Accounting Pronouncement Adopted January 1, 2009

Accounting for Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810-10, “Noncontrolling Interests in Consolidated Financial Statements,” which requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. FASB ASC 810-10 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, FASB ASC 810-10 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. Effective January 1, 2009, we adopted the provisions of FASB ASC 810-10. The retrospective presentation and disclosure requirements outlined by FASB ASC 810-10 have been incorporated for all periods herein. The adoption of FASB ASC 810-10 resulted in a reclassification of minority interests to a separate component of total equity on the balance sheet and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income available to common stockholders on the statement of operations. All previous references to “minority interests” in the consolidated financial statements have been revised to “noncontrolling interests.” In connection with the issuance of FASB ASC 810-10, certain revisions were also made to FASB ASC 480-10, “Classification and Measurement of Redeemable Securities”. See Note 6- Earnings (Loss) Per Share and Dividends Declared and Note 7- Equity.

2. Summary of Significant Accounting Policies

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standards Codification (the “Codification”) as the sole source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). FASB ASC 105 is effective for interim and annual reporting periods ending after September 15, 2009. We have updated our references to accounting literature in these consolidated financial statements to those contained in the Codification. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

Principles of Consolidation

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership.

The real estate entities included in the consolidated financial statements have been consolidated only for the periods that such entities were under control by us or were considered a variable interest entity. The equity method of accounting is utilized to account for investments in real estate entities over which we have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The interests in Two Commerce Square (beginning October 13, 2004 through August 5, 2008), not owned by us are reflected as noncontrolling interest. On August 6, 2008, we exercised our option to purchase the remaining 11% interest in Two Commerce Square for $2.0 million, resulting in our 100% ownership of Two Commerce Square.

We have a $25,100,000 preferred equity interest in Murano. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano.

Earnings (loss) Per Share

The computation of basic earnings (loss) per share is based on net earnings (loss) and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted earnings (loss) per share includes the assumed exercise of outstanding stock options and the effect of the vesting of restricted stock that have been granted, all calculated using the treasury stock method. In accordance with FASB ASC 260-10-45, “Earnings Per Share”, the Company’s unvested restricted stock units and unvested incentive units are participating securities and included in the computation of basic and diluted weighted average common shares outstanding. In addition, the adoption of FASB ASC 260-10-45 resulted in allocation of net income to the restricted stock and incentive unit holders that are not forfeitable and a reduction in net income allocable to common shareholders. See Note 6 – Earnings (Loss) per Share and Dividends Declared.

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements. Included in land held for development and construction in progress is capitalized interest of $20.0 million and $22.6 million as of September 30, 2009 and December 31, 2008, respectively.

Revenue Recognition - Condominium Sales

We have one high-rise condominium project for which we used the percentage of completion accounting method to recognize costs and sales during the construction period, up through and including June 30, 2009. Commencing with the third quarter of 2009, we have applied the deposit method of accounting to recognize costs and sales. Under the provisions of FASB ASC 360-20, “Property, Plant and Equipment” subsection “Real Estate and Sales”, revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at the point of settlement as compared to the point of sale. Revenue is recognized on the contract price of individual units. Total estimated costs, net of impairment charges, are allocated to individual units which have closed on a relative value basis. Total estimated revenue and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine we have the right to keep the deposit. We recognized forfeiture revenue of $56,000 and $397,000 for the three and nine months ended September 30, 2009, respectively, and $198,000 for the three and nine months ended September 30, 2008.

Gain on Sale of Real Estate

We recognize gains on sales of real estate when the recognition criteria in FASB ASC 360-20-40, “Property, Plant and Equipment”, subsection “Real Estate Sales” have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold. If the criteria for profit recognition under the full-accrual method are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit or percentage of completion method, as appropriate, until the appropriate criteria are met. With respect to a parcel we sold at Campus El Segundo in 2006, we deferred a portion of the gain as we were obligated to fund certain infrastructure improvements with respect to the sold parcel; therefore we recognized the deferred gain on the percentage of completion method. The improvements were completed in 2008 and the remaining deferred gain balance was recognized in 2008.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Included in the consolidated net loss for the three and nine months ended September 30, 2009, is a pre-tax, non-cash impairment charge of $8.6 million related to our Murano condominium project whose units are complete and held for sale. We are required to record the condominium units at their estimated fair value as the condominium units meet the held for sale criteria of FASB ASC 360, “Property, Plant, and Equipment.” Also included in Equity in net loss of unconsolidated real estate entities for the three and nine months ended September 30, 2009, is a pre-tax, non-cash impairment charge of $2.0 million related to our joint venture investments. We recorded our share of the impairment loss at the joint venture level as these investments met the other-than-temporary impairment criteria of FASB ASC 323, “Investments – Equity Method and Joint Ventures.”

Fair Value Measurements

On January 1, 2008 we adopted FASB ASC 820-10, “Fair Value Measurement.” FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. FASB ASC 820-10-35 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10-35 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

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

To comply with the provisions of FASB ASC 820-10-35, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

The table below presents the assets and liabilities associated with our unconsolidated investments measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands and unaudited).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets
Interest rate contracts	$—	$3	$—	$3
Liabilities
Interest rate contracts	$—	$2,553	$—	$2,553

Accordingly we have recorded our share which is reflected on our consolidated balance sheet. Our Austin Portfolio Joint Venture, in which we have a 6.25% interest, has an interest rate collar agreement for a notional amount of $96.25 million, in which it bought a cap and sold a floor. The counterparty, an affiliate of one of the joint venture partners, was not accepting payments on the rate collar until May 2009. We are in negotiations to resolve the obligation on the swap in light of Lehman’s bankruptcy and we are holding any further payments until it is resolved. The joint venture has accrued the expense for payments it has withheld on the swap.

Other Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 810-10-25, “Consolidation.” FASB ASC 810-10-25 revises the approach to determining the primary beneficiary of a Variable Interest Entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. FASB ASC 810-10-25 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact of adopting FASB ASC 810-10-25 on our financial position and results of operations.

In May 2009, the FASB issued FASB ASC 855-10, “Subsequent Events.” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-25 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 855-10 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures.” FASB ASC 820-10-50 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FASB ASC 820-10-50 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 820-10-50 concerns disclosure only and will not have an impact on our financial position or results of operations.

In April 2009, the FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures.” FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 820-10-65-4 did not have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB ASC 820-10-15, “Fair Value Measurements and Disclosures.” FASB ASC 820-10-15 excludes FASB ASC 840-10, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB ASC 840-10. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB ASC 805-10, “Business Combinations”, regardless of whether those assets and liabilities are related to leases. The adoption of FASB ASC 820-10-15 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued FASB ASC 805-10, “Business Combinations,” to create greater consistency in the accounting and financial reporting of business combinations. FASB ASC 805-10-05 requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. FASB ASC 805-10 also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity. In addition, FASB ASC 805-10 requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. FASB ASC 805-10 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of FASB ASC 805-10 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued FASB ASC 825-10-05-5, “Financial Instruments.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We did not elect the fair value measurement option for any financial assets or liabilities.

Interim Financial Data

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Subsequent Events

We have evaluated subsequent events through November 2, 2009, the date of this report, which is concurrent with the date we filed this report with the SEC. See Note 10 for details of subsequent events.

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

Centerpointe I and II (purchased January 2007)

Fair Oaks Plaza (purchased January 2007)

The following investment entity that holds a mortgage loan receivable related to Brookhollow Central is accounted for using the equity method of accounting:

BH Note B Lender, LLC (formed in October 2008)

TPG/CalSTRS also owns a 25% interest in the TPG-Austin Portfolio Syndication Partners JV, LP (the “Austin Portfolio Joint Venture Properties”) which owns the following properties:

San Jacinto Center (purchased June 2007)

Frost Bank Tower (purchased June 2007)

One Congress Plaza (purchased June 2007)

One American Center (purchased June 2007)

300 West 6th Street (purchased June 2007)

Research Park Plaza I & II (purchased June 2007)

Park Centre (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of September 30, 2009.

2121 Market Street	50.0%
TPG/CalSTRS:
All properties, excluding Austin Portfolio Joint Venture Properties	25.0%
Austin Portfolio Joint Venture Properties	6.25%

Investments in unconsolidated real estate entities as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
TPG/CalSTRS:
BH Note B Lender, LLC	$789	$739
City National Plaza	(14,850)	(18,486)
Reflections I	1,580	1,512
Reflections II	1,705	1,666
Four Falls Corporate Center	(1,478)	579
Oak Hill Plaza/Walnut Hill Plaza	(692)	265
San Felipe Plaza	3,029	3,367
2500 City West	883	1,015
Brookhollow Central I, II and III	682	816
CityWestPlace and CityWestPlace Land	21,368	21,147
Centerpointe I & II	4,157	4,960
Fair Oaks Plaza	2,222	2,528
Austin Portfolio Investor	(125)	(3,358)
Frost Bank Tower	2,446	2,757
300 West 6th Street	2,025	2,240
San Jacinto Center	1,655	1,801
One Congress Plaza	2,015	2,276
One American Center	1,790	2,087
Stonebridge Plaza II	697	694
Park Centre	670	667
Research Park Plaza I & II	851	840
Westech 360 I-IV	417	477
Great Hills Plaza	338	359
TPG/CalSTRS	2,456	45
Austin Portfolio Lender	1,317	—
2121 Market Street	(1,851)	(1,895)

	$34,096	$29,098

The following is a summary of the investments in unconsolidated real estate entities for the nine months ended September 30, 2009:

Investment balance, December 31, 2008	$29,098
Contributions	4,600
Other comprehensive income	68
Equity in net income	(595)
Distributions	(3,767)
Redemption of redeemable noncontrolling interest	4,692

Investment balance, September 30, 2009	$34,096

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

The total capital commitment to the joint venture was $378.3 million as of September 30, 2009, of which approximately $4.95 million and $1.65 million was unfunded by CalSTRS and us, respectively. Additionally, CalSTRS and TPG are committed to fund, not more frequently than once per month, amounts not to exceed $3.75 million and $1.25 million, respectively, as may be required to fund temporary operating cash shortfalls.

A buy-sell provision may be exercised by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in the joint venture, and the other party has a specified time to elect to either buy the initiating party’s interest or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in the joint venture. The buyout price is based upon a 3% discount to the appraised fair market value. In addition, the noncontrolling owner of City National Plaza (“CNP”) had the option to require the joint venture to purchase its interest for an amount equal to what would be payable to it upon liquidation of the asset at fair market value. The estimated value of this put option is reflected as ‘redeemable noncontrolling interest’ in the 2008 balance sheet below. During the second quarter of 2009, TPG/CalSTRS redeemed the approximately 15% membership interest held by the noncontrolling owner in the CNP partnership. The redemption price of $19.8 million was based on a $725 million value for CNP and was financed with a promissory note due in 2012. Our share of the redemption price was $4.95 million. The redemption eliminated the former noncontrolling owner’s put option to TPG/CalSTRS and eliminated his right of approval of any sale or financing. Effective with this redemption, TPG/CalSTRS owns 100% of CNP and our interest in CNP increased to 25%.

Following is summarized financial information for the unconsolidated real estate entities as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008.

Summarized Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)	(revised)
ASSETS
Investments in real estate, net	$2,310,796	$2,335,067
Land held for sale	3,853	3,835
Receivables including deferred rents	77,051	72,764
Deferred leasing and loan costs, net	150,836	168,980
Other assets	126,865	101,430
Assets associated with discontinued operations	—	86

Total assets	$2,669,401	$2,682,162

LIABILITIES AND EQUITY
Mortgage and other secured loans	$2,221,674	$2,237,717
Other liabilities	95,923	105,998
Below market rents, net	67,019	80,467
Obligations associated with discontinued operations	—	121

Total liabilities	2,384,616	2,424,303

Redeemable noncontrolling interest	—	18,771
Owner’s equity:
Thomas Properties, including $240 and $308 of other comprehensive loss as of September 30, 2009 and December 31, 2008, respectively	40,416	34,839
Other owners, including $2,571and $4,211 of other comprehensive loss as of September 30, 2009 and December 31, 2008, respectively	244,369	204,249

Total owners’ equity	284,785	239,088

Total liabilities and owners’ equity	$2,669,401	$2,682,162

Summarized Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$79,373	$78,071	$243,637	$240,628

Expenses:
Operating and other	40,846	44,306	122,493	126,316
Interest	24,959	30,710	77,925	95,410
Depreciation and amortization	29,251	32,184	90,749	94,990
Impairment loss	8,049	—	8,049	—

Total expenses	103,105	107,200	299,216	316,716

Loss from continuing operations	(23,732)	(29,129)	(55,579)	(76,088)
Gain on early extinguishment of debt	—	—	67,017	—
Income (loss) from discontinued operations	(86)	(34)	(83)	(105)

Net (loss) income	$(23,818)	$(29,163)	$11,355	$(76,193)

Thomas Properties’ share of net loss	(3,993)	(4,751)	(3,314)	(11,450)
Intercompany eliminations	890	783	2,719	2,342

Equity in net loss of unconsolidated real estate entities	$(3,103)	$(3,968)	$(595)	$(9,108)

Included in the preceding summarized balance sheets as of September 30, 2009 and December 31, 2008, are the following balance sheets of TPG/CalSTRS, LLC:

	September 30, 2009	December 31, 2008
	(unaudited)	(revised)
ASSETS
Investments in real estate, net	$1,224,346	$1,224,401
Land held for sale	3,853	3,835
Receivables including deferred rents	64,987	65,741
Investments in unconsolidated real estate entities	58,258	45,347
Deferred leasing and loan costs, net	82,290	90,954
Other assets	102,121	69,506
Assets associated with discontinued operations	—	86

Total assets	$1,535,855	$1,499,870

LIABILITIES AND EQUITY
Mortgage and other secured loans	$1,352,366	$1,311,391
Other liabilities	65,101	73,354
Obligations associated with discontinued operations	—	121

Total liabilities	1,417,467	1,384,866

Redeemable noncontrolling interest	—	18,771
Member’s equity:
Thomas Properties, including $240 and $308 of other comprehensive loss as of September 30, 2009 and December 31, 2008, respectively	26,943	36,073
Other owners, including $719 and $938 of other comprehensive loss as of September 30, 2009 and December 31, 2008, respectively	91,445	60,160

Total members’ equity	118,388	96,233

Total liabilities and members’ equity	$1,535,855	$1,499,870

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues	$871	$49,943	$28,559	$—	$79,373

Expenses:
Operating and other	349	27,569	12,928	—	40,846
Interest	288	12,159	12,512	—	24,959
Depreciation and amortization	246	16,056	12,949	—	29,251
Impairment loss	—	8,049	—	—	8,049

Total expenses	883	63,833	38,389	—	103,105

Loss from continuing operations	(12)	(13,890)	(9,830)	—	(23,732)
Equity in net (loss) income of unconsolidated real estate entities	—	(2,320)	—	2,320	—
Income from discontinued operations	—	(86)	—	—	(86)

Net income (loss)	$(12)	$(16,296)	$(9,830)	$2,320	$(23,818)

Thomas Properties’ share of net loss	$(7)	$(3,373)	$(613)	$—	$(3,993)

Intercompany eliminations					890

Equity in net loss of unconsolidated real estate entities					$(3,103)

	Three months ended September 30, 2008
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues	$903	$49,638	$27,530	$—	$78,071

Expenses:
Operating and other	322	30,725	13,259	—	44,306
Interest	293	16,296	14,121	—	30,710
Depreciation and amortization	1,269	16,141	14,774	—	32,184

Total expenses	1,884	63,162	42,154	—	107,200

Loss from continuing operations	(981)	(13,524)	(14,624)	—	(29,129)
Equity in net (loss) income of unconsolidated real estate entities	—	(3,544)	—	3,544	—
Loss from discontinued operations	—	(34)	—	—	(34)

Net income (loss)	$(981)	$(17,102)	$(14,624)	$3,544	$(29,163)

Thomas Properties’ share of net loss	$(490)	$(3,436)	$(825)	$—	$(4,751)

Intercompany eliminations					783

Equity in net loss of unconsolidated real estate entities					$(3,968)

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30, 2009
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues	$2,733	$152,512	$88,392	$—	$243,637

Expenses:
Operating and other	1,057	82,336	39,100	—	122,493
Interest	867	36,625	40,433	—	77,925
Depreciation and amortization	728	48,627	41,394	—	90,749
Impairment loss	—	8,049	—	—	8,049

Total expenses	2,652	175,637	120,927	—	299,216

Income (loss) from continuing operations	81	(23,125)	(32,535)	—	(55,579)
Gain on early extinguishment of debt	—	—	67,017	—	67,017
Equity in net income (loss) of unconsolidated real estate entities	—	8,958	—	(8,958)	—
Income from discontinued operations	—	(83)	—	—	(83)

Net income (loss)	$81	$(14,250)	$34,482	$(8,958)	$11,355

Thomas Properties’ share of net income (loss)	$40	$(5,509)	$2,155	$—	$(3,314)

Intercompany eliminations					2,719

Equity in net loss of unconsolidated real estate entities					$(595)

	Nine months ended September 30, 2008
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues	$2,724	$150,831	$87,073	$—	$240,628

Expenses:
Operating and other	987	85,540	39,789	—	126,316
Interest income	876	50,801	43,733	—	95,410
Depreciation and amortization	2,160	47,520	45,310	—	94,990

Total expenses	4,023	183,861	128,832	—	316,716

Income (loss) from continuing operations	(1,299)	(33,030)	(41,759)	—	(76,088)
Equity in net (loss) income of unconsolidated real estate entities	—	(10,330)	—	10,330	—
Loss from discontinued operations	—	(105)	—	—	(105)

Net income (loss)	$(1,299)	$(43,465)	$(41,759)	$10,330	$(76,193)

Thomas Properties’ share of net income (loss)	$(649)	$(8,280)	$(2,521)	$—	$(11,450)

Intercompany eliminations					2,342

Equity in net loss of unconsolidated real estate entities					$(9,108)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Our share of owner’s equity recorded by unconsolidated real estate entities	$40,416	$34,839
Intercompany eliminations and other adjustments	(6,320)	(5,741)

Investments in unconsolidated real estate entities	$34,096	$29,098

4. Mortgage and Other Secured Loans

A summary of the consolidated properties’ outstanding mortgage and other secured loans as of September 30, 2009 and December 31, 2008 is as follows:

		Outstanding Debt
Secured debt	Interest Rate at September 30, 2009	As of September 30, 2009	As of December 31, 2008	Maturity Date	Maturity Date at End of Extension Options
One Commerce Square mortgage loan (1)	5.67%	$130,000	$130,000	1/6/2016	1/6/2016
Two Commerce Square:
Mortgage Loan (2)	6.30%	108,223	108,579	5/9/2013	5/9/2013
Senior mezzanine loan (3) (4)	19.28%	31,554	31,573	1/9/2010	1/9/2010
Junior mezzanine loan (3) (5)	15.00%	4,594	4,462	1/9/2010	1/9/2010
Campus El Segundo mortgage loan (6)	Libor + 2.25%	17,000	17,000	7/31/2011	7/31/2014
Four Points Centre construction loan (7)	Prime Rate or Libor + 1.50%	29,669	28,527	7/31/2012	7/31/2014
Murano construction loan (8)	7% or 3 month Libor + 3.25%	45,020	63,904	2/1/2010	7/31/2010

Total secured debt		$366,060	$384,045

(1)	The mortgage loan is subject to interest only payments through January 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	The Company and Mr. Thomas have given certain limited guaranties to the lender on the Two Commerce Square mezzanine loans. The guaranties from Mr. Thomas are subject to an aggregate maximum liability of $7.5 million and the Company has agreed to indemnify Mr. Thomas for claims made on his guaranties. The guaranties from the Company and Mr. Thomas are limited to certain “bad boy” acts by the borrower or by the guarantors, including fraud, intentional misrepresentation, willful misconduct, Environmental Indemnity (as defined), misappropriation of Rents (as defined), or certain acts of insolvency by the borrower, such as filing a bankruptcy petition. On October 14, 2009, we entered into a discounted payoff agreement with the holders of the existing mezzanine debt on Two Commerce Square. We have agreed to pay off the two mezzanine loans, with a principal amount of approximately $36.1 million, for a discounted amount of $25.0 million on or before November 30, 2009 (subject to an extension right of up to 29 days). Subsequent to September 30, 2009, we deposited $6.0 million with the holders of the loans under the agreement, which deposit will be credited against the payoff amount on closing. If we exercise the 29 day extension right, the deposit will be increased by an additional $7.0 million

(4)	The senior mezzanine loan bears interest at a rate such that the weighted average of the rate on this loan and the rate on the mortgage loan secured by Two Commerce Square equals 9.2% per annum. The effective interest rate on this loan as of September 30, 2009 was 19.3% per annum.

(5)	Interest at a rate of 10% per annum is payable currently, and additional interest of 5% per annum is deferred until maturity. The loan is subject to a prepayment penalty in the amount of the greater of 3% of the principal amount or a yield maintenance premium. The loan is secured by our ownership interest in the real estate entities that own Two Commerce Square.

(6)	The interest rate as of September 30, 2009 was 2.6% per annum. On October 10, 2009, the loan agreement was modified and the loan maturity was extended to July 31, 2011 with three one-year extension options, at our election, subject to us complying with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. The lender has the option to require payment of $2.5 million at the time of each extension. The interest rate on the loan has been increased to LIBOR plus 3.75% per annum. We have guaranteed 100% of the principal, interest and any other sum payable under this loan.

(7)	The weighted average interest rate as of September 30, 2009 was 2.2% per annum. On October 13, 2009, we entered into an agreement with the lender to modify and extend this loan to July 31, 2012 with two one-year extension options at our election subject to certain conditions. We have provided a repayment and completion guaranty. We have also agreed to provide additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings located in Austin, Texas. We have also committed to pay down the principal amount of the loan in the total amount of $7.8 million of which we paid $3.9 million in October, 2009 and the balance will be paid in three equal installments, in January, June and December, 2010. The loan has an unfunded balance of the commitment of $10.8 million which is available to fund any remaining project costs. In addition, we paid $2.225 million in June 2009 of which approximately $1.8 million is held by the lender to fund any remaining project costs. The interest rate on the loan has been increased to LIBOR plus 3.50% per annum.

(8)	We may borrow an additional $0.7 million under this construction loan. This loan has one six-month extension option remaining. The extension option is subject to an exit fee equal to 0.5% of the outstanding principal balance and unfunded commitments which may be reduced to 0.25% if certain conditions are met. We expect to exercise the final six-month extension option, which would extend the maturity date to July 31, 2010. The principal paydowns are also subject to an exit fee. The interest rate for this loan as of September 30, 2009 was 7%. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest on the loan during the term of the loan as it may be extended. Additionally, the Company has a construction completion guaranty.

Certain of our loan agreements require us to maintain monies in reserve accounts to fund various expenditures such as capital improvements, taxes, insurance, leasing commissions and debt service. Included in restricted cash on our consolidated balance sheet at September 30, 2009, are reserve funds totaling $3.8 million for One Commerce Square, $7.0 million for Two Commerce Square, $2.6 million for Murano, and $1.8 million for Four Points Centre.

As of September 30, 2009, subject to certain extension options exercisable by the Company, principal payments due for the secured and unsecured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2009	$126	$126
2010	81,653	81,653
2011	18,971	1,971
2012	31,829	2,160
2013	108,392	108,392
Thereafter	125,089	171,758

	$366,060	$366,060

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

6. Earnings (Loss) per Share and Dividends Declared

On January 1, 2009, the Company adopted FASB ASC 260-10-45, “Earnings Per Share”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share under the two-class method. The Company has adjusted its calculation of basic and diluted earnings per share to conform to the guidance provided in FASB ASC 260-10-45, which also required retrospective application for all periods presented. The change in calculating basic and diluted earnings per share pursuant to the adoption of FASB ASC 260-10-45 changed the amounts previously reported for both basic and diluted earnings per share for the three months ended September 30, 2008 from $(0.12) to $(0.13). The amounts remained the same for the nine months ended September 30, 2008 at $0.09. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Basic earnings per share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

As of and through September 30, 2009, the Company has accrued and paid dividends in excess of net income, resulting in no undistributed earnings, as defined under the two-class method. In addition, all of the Company’s participating securities (including the incentive units) receive dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income (loss) allocable to the weighted-average restricted stock outstanding for the three and nine months ended September 30, 2009 and 2008 has been deducted from net income allocable to common stockholders to calculate basic earnings/(loss) per share. For the three and nine months ended September 30, 2009 and 2008, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

We declared dividends per share of $0.0125 and $0.0375 for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, we declared dividends per share of $0.06 and $0.18, respectively.

The following is a summary of the components used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

	Three months ended		Nine months ended
	2009	2008	2009	2008
Numerator
(Loss) income from continuing operations	$(15,724)	$(5,807)	$(22,223)	$5,217
Noncontrolling interests’ and participating securities’ share in earnings:
Unitholders in the Operating Partnership	6,007	2,733	7,456	(3,126)
Partners in consolidated real estate entities	(1,195)	133	934	133

	4,812	2,866	8,390	(2,993)

Net (loss) income attributable to TPGI	(10,912)	(2,941)	(13,833)	2,224

Less dividends to:
Common shares	—	—	—	4,239
Unvested restricted stock	8	16	23	48
Unvested incentive units	3	31	10	79

Net loss applicable to common stockholders	$(10,923)	$(2,988)	$(13,866)	$(2,142)

Denominator
Basic weighted average common shares	25,212,319	23,701,294	24,978,388	23,681,997
Dilutive stock options and restricted stock	—	—	—	—

Diluted weighted average common shares	25,212,319	23,701,294	24,978,388	23,681,997

Basic earnings per common share
Income from continuing operations	$(0.43)	$(0.13)	$(0.56)	$(0.09)
Distributed earnings—common shares	—	—	—	0.18

Net income applicable to common stockholders	$(0.43)	$(0.13)	$(0.56)	$0.09

Diluted earnings per common share
Income from continuing operations	$(0.43)	$(0.13)	$(0.56)	$(0.09)
Distributed earnings—common shares	—	—	—	0.18

Net income applicable to common stockholders	$(0.43)	$(0.13)	$(0.56)	$0.09

7. Equity

A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. We have issued 1,303,336 incentive units to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 25,693,354 shares of common stock, of which 1,429,450 shares were unregistered, and 13,813,331 Units outstanding as of

September 30, 2009, and 512,221 incentive units outstanding which were issued under our Incentive Plan, defined below. The 1,429,450 unregistered shares were issued in connection with the redemption of 746,115 vested incentive units and 683,335 Operating Partnership Units by executives. The share of the Company owned by the Operating Partnership unitholders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets. As of September 30, 2009 and December 31, 2008, we held a 64.7% and 61.0% interest in the Operating Partnership, respectively.

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

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to executives of the Company:

Grant Date	Shares	Aggregate Value (in thousands)	Vesting Status
October 2004	46,667	$560	Fully vested
February 2006	60,000	740	Fully vested
March 2007	100,000	1,580	See below
March 2008	100,000	855	See below
January 2009	410,000	1,019	See below

Issued from Inception to September 30, 2009	716,667	$4,754

Vesting for the two grants of 100,000 shares each commenced in March 2007 and March 2008, respectively. These restricted shares will vest in full on the third anniversary of the vesting commencement date, provided that vesting could occur on the second anniversary of the vesting commencement date if certain performance goals are met. In January 2009, we issued an additional 410,000 restricted shares to executives which vest over five years, fifty percent are performance vested shares and fifty percent are discretionary vested shares.

Holders of restricted stock have full voting rights and receive any dividends paid.

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	Fully vested

Issued from Inception to September 30, 2009	30,935	$382

As of September 30, 2009, there was $1,342,000 of total unrecognized compensation cost related to the unvested restricted stock under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.0 years. The weighted-average grant date fair value of restricted stock granted during the nine months ended September 30, 2009 was $2.49 per share.

We recorded compensation expense totaling $319,000 and $990,000 related to the restricted stock grants for the three and nine months ended September 30, 2009, respectively, and $280,000 and $784,000 related to the restricted stock grants for the three and nine months ended September 30, 2008, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $135,000 and $422,000 for the three and nine months ended September 30, 2009, respectively, and $119,000 and $333,000 for the three and nine months ended September 30, 2008, respectively.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, which fully vested on October 13, 2007. In February 2006, we issued 120,000 incentive units to certain executives, which units vested on the third anniversary of the grant date. In March 2007, we issued an additional 183,336 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In March 2008, we issued an additional 160,000 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In September 2008, we issued an additional 110,000 incentive units to a new executive, which vest over a three to five year period and are subject to market based performance measures as well as individual and company goals.

For the three and nine months ended September 30, 2009, we recorded compensation expense of $316,000 and $1,200,000, respectively, and for the three and nine months ended September 30, 2008, we recorded compensation expense of $513,000 and $1,507,000, respectively, relating to the incentive units. As of September 30, 2009, there was $829,000 of unrecognized compensation cost related to incentive units.

Stock Options

Under our Incentive Plan, we have 667,694 stock options outstanding as of September 30, 2009. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2008. There were no stock option grants for the nine months ended September 30, 2009.

2008
Expected dividend yield	2.9%
Expected life of option	5 to 8 years
Risk-free interest rate	3.2%
Expected stock price volatility	11%

The following is a summary of stock option activity under our Incentive Plan as of September 30, 2009 and for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	670,609	$12.74
Granted	—	—
Forfeitures	(2,915)	10.45
Exercised	—	—

Outstanding at September 30, 2009	667,694	$12.75	6.6	—

Options exercisable at September 30, 2009	522,869	$13.07	6.2	—

As of September 30, 2009, there was $46,000 of total unrecognized compensation cost related to the unvested stock options. The cost is expected to be recognized over a weighted average period of 1.0 years. There were no options granted or exercised during the nine months ended September 30, 2009.

We recorded compensation expense totaling $18,000 and $67,000 related to the stock options for the three and nine months ended September 30, 2009 and $56,000 and $167,000 related to the stock options for the three and nine months ended September 30, 2008. The total income tax benefit recognized in the statement of operations related to this compensation expense was $8,000 and $28,000 for the three and nine months ended September 30, 2009, respectively, and $24,000 and $71,000 for the three and nine months ended September 30, 2008, respectively.

Noncontrolling Interests

On January 1, 2009, the Company adopted FASB ASC 810-10, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB ASC 810-10 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, FASB ASC 810-10 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of FASB ASC 810-10, the guidance in FASB ASC 480-10, “Classification and Measurement of Redeemable Securities”, was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

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

FASB ASC 810-10 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company evaluated the terms of the Units and, as a result of the adoption of FASB ASC 810-10, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets and recorded a decrease to the carrying value of noncontrolling interests of approximately $7.6 million (a corresponding increase was recorded to additional paid-in capital) to reflect the noncontrolling interests’ proportionate share of equity at September 30, 2009. In periods subsequent to the adoption of FASB ASC 810-10, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The redemption value of the incentive units not owned by the Company at September 30, 2009 was approximately $1,480,000 based on the closing price of the Company’s common stock of $2.89 per share as of September 30, 2009.

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

Equity is allocated between controlling and noncontrolling interests as follows (in thousands) :

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$131,744	$88,983	$220,727
Net loss	(13,657)	(8,390)	(22,047)
Vesting of stock compensation	1,829	428	2,257
Reclassification adjustment	7,576	(7,576)	—
Other comprehensive income	44	24	68
Redemption of noncontrolling interest in unconsolidated real estate entities	2,863	1,830	4,693
Dividends	(963)	(538)	(1,501)
Distributions	—	(14)	(14)
Contributions	—	1,542	1,542
Preferred returns	—	38	38

Balance at September 30, 2009	$129,436	$76,327	$205,763

8. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of September 30, 2009, we held a 64.7% capital interest in the Operating Partnership. For the three and nine months ended September 30, 2009, we were allocated a blended rate of 64.4% of the income and losses from the Operating Partnership.

Prior to the adoption of FASB ASC 810 on January 1, 2009, income from noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of FASB ASC 810, the income from noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because the Operating Partnership and its subsidiaries with noncontrolling interests pay no income tax, but distribute taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is (1.6)% and 19.0% for the three months ended September 30, 2009 and 2008, respectively; and (2.2)% and 34.1% for the nine months ended September 30, 2009 and 2008, respectively. However, the actual effective tax rate that is attributable to the Company’s share of (loss) income from continuing operations before income taxes (prior to the adoption of FASB ASC 810) is (2.3)% for the three months ended September 30, 2009, as compared to 31.1% for the three months ended September 30, 2008; and (3.6) % for the nine months ended September 30, 2009, as compared to 55.9% for the nine months ended September 30, 2008. The Company’s share of (loss) income from continuing operations before income taxes is composed of income from continuing operations before income taxes, as presented on the face of the income statement, less income (loss) from continuing operations attributable to noncontrolling interests of $4.8 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively; and $8.4 million and $(3.0) million for the nine months ended September 30,2009 and 2008, respectively. While the adoption of FASB ASC 810 does change the location of net income attributable to noncontrolling interests on the statement of income, it does not change the income tax from interests owned by the Company.

The difference resulting from the effective tax rate of (1.6)% and (2.2) % on the face of the financial statements for the three and nine months ended September 30, 2009, compared to the federal statutory rate of 35% is primarily due to the non-cash compensation expense related to the incentive units granted, the noncontrolling interests’ attributable income as a result of our adoption of FASB ASC 810, and the valuation allowance recorded during the quarter related to the Company’s net deferred tax asset.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

FASB ASC 740 “Income Taxes (Uncertain Tax Positions),” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Realization of the deferred tax asset is dependent on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. For the nine months ended September 30, 2009, the Company has recorded a full valuation allowance of $6.4 million on its net deferred tax asset, as it is not currently realizable.

FASB ASC 740-10-15, clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and nine months ended September 30, 2009, we recorded $165,000 and $504,000 of interest related to unrecognized tax benefits as a component of income tax expense.

For the three and nine months ended September 30, 2009, the Company has recorded $165,000 and $504,000 of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

We do not anticipate any significant increases or decreases to the amounts of unrecognized tax benefits within the next twelve months.

9. Fair Value of Financial Instruments

FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments as of September 30, 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of September 30, 2009, the fair value of our consolidated mortgage and other secured loans aggregates $335.3 million, compared to the aggregate carrying value of $366.1 million on our consolidated balance sheet.

10. Subsequent Events

On October 14, 2009, we entered into a discounted payoff agreement with the holders of the existing mezzanine debt on Two Commerce Square. We have agreed to pay off the two mezzanine loans, with a principal amount of approximately $36.1 million, for a discounted amount of $25.0 million on or before November 30, 2009 (subject to an extension right of up to 29 days). Subsequent to September 30, 2009, we have deposited $6.0 million with the holders of the loans under the agreement, which deposit will be credited against the payoff amount on closing. If we exercise the 29 day extension right, the deposit will be increased by an additional $7.0 million.

On October 13, 2009, the Four Points Centre construction loan was modified. The loan has been extended to July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also agreed to provide additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings located in Austin, Texas. We have also committed to pay down the principal amount of the loan in the total amount of $7.8 million, of which we paid $3.9 million in October, 2009 and the balance will be paid in three equal installments, in January, June and December, 2010. The loan has an unfunded balance of the commitment of $10.8 million which is available to fund any remaining project costs. In addition, we paid $2.225 million in June 2009 of which approximately $1.8 million is held by the lender to fund any remaining project costs. The interest rate on the loan has been increased to LIBOR plus 3.50% per annum. The balance of the loan as of September 30, 2009 was $29.7 million.

On October 10, 2009, the Campus El Segundo mortgage loan was modified. The loan has been extended to July 31, 2011, and has three one-year extension options at our election subject to us complying with certain loan covenants. The lender has the option to require payment of $2.5 million at the time of each extension. The interest rate on the loan has been increased to LIBOR plus 3.75% per annum. The balance of the loan is $17.0 million. We have guaranteed 100% of the principal, interest and any other sum payable under this loan.

On October 6, 2009 we sold a land parcel in Austin which is subject to a ground lease to a retail tenant for a purchase price of $2.1 million.

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

Forward-Looking Statements

Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated and you should not rely on them as predictions of future events. Although information is based on our current estimates, forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise. You are cautioned not to place undue reliance on this information as we cannot guarantee that any future expectations and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 64.7% as of September 30, 2009 and have control over the major decisions of the Operating Partnership.

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

Park Centre (as of June 2007, the date of acquisition)

Great Hills Plaza (as of June 2007, the date of acquisition)

Stonebridge Plaza II (as of June 2007, the date of acquisition)

Westech 360 I-IV (as of June 2007, the date of acquisition)

Comparison of three months ended September 30, 2009 to three months ended September 30, 2008

Total revenues. Total revenues increased by $17.2 million, or 66.9%, to $42.9 million for the three months ended September 30, 2009 compared to $25.7 million for the three months ended September 30, 2008. The significant components of revenue are discussed below.

Rental revenues. Rental revenue remained consistent for each of the three month periods ended September 30, 2009 and 2008.

Tenant reimbursements. Tenant reimbursements decreased by $1.4 million, or 23.3%, to $4.6 million for the three months ended September 30, 2009 compared to $6.0 million for the three months ended September 30, 2008. The decrease was primarily related to a scheduled lease expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants or new tenants that are now direct tenants.

Parking and other revenues. Parking and other revenues decreased by $0.3 million, or 33.3%, to $0.6 million for the three months ended September 30, 2009 from $0.9 million for the three months ended September 30, 2008. The decrease was primarily related to a decrease in transient parking revenue related to a non-recurring exhibition adjacent to our Commerce Square property in 2008, and lower occupancy in 2009 at Commerce Square.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $0.8 million, or 44.4%, from $1.8 million for the three months ended September 30, 2008 to $2.6 million for the three months ended September 30, 2009 primarily due to an increase in lease commissions related to lease transactions at 1835 Market Street and Pacific Financial Plaza. There was also an increase in developer fees related to Wilshire Grand. We began earning fees on Wilshire Grand in April 2009.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services from unconsolidated real estate entities decreased by $0.8 million, or 19.0%, from $4.2 million for the three months ended September 30, 2008 to $3.4 million for the three months ended September 30, 2009 primarily due to a decrease of $0.5 million in lease commission revenue generated from Frost Bank Tower as well as an overall decrease in leasing and construction management activity.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The decrease of $0.3 million or 17.6% to $1.4 million for the three months ended September 30, 2009 compared to $1.7 million for the three months ended September 30, 2008 was primarily due to reductions in bonus accruals and employer contributions to our retirement plan.

Condominium sales. This caption represents revenue recognized for the Murano condominium units and parking spaces which closed during the three months ended September 30, 2009. The increase of $19.3 million or 536.1% to $22.9 million for the three months ended September 30, 2009 compared to $3.6 million for the three months ended September 30, 2008 is due to increased volume. For the three months ended September 30, 2009, we recognized revenue associated with 56 units as compared to 2 units for the corresponding three-month period ended September 30, 2008.

Total expenses. Total expenses increased by $25.8 million, or by 87.5%, to $55.3 million for the three months ended September 30, 2009 compared to $29.5 million for the three months ended September 30, 2008. The significant components of expense are discussed below.

Property operating and maintenance expense. Property operating and maintenance remained consistent compared to the three months ended September 30, 2008.

Real estate taxes. Real estate taxes increased by $0.3 million or 18.8% to $1.9 million for the three month period ended September 30, 2009 from $1.6 million for the three month period ended September 30, 2008 due to the completion of construction of two office buildings at Four Points Centre, which were assessed based on their improvements. In addition, property taxes for these buildings were capitalized while under construction.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased by $1.3 million, or 31.7%, to $2.8 million for the three months ended September 30, 2009 compared to $4.1 million for the three months ended September 30, 2008, primarily due to compensation and professional fee reductions related to cost saving measures.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The decrease of $0.3 million or 17.6% to $1.4 million for the three months ended September 30, 2009 compared to $1.7 million for the three months ended September 30, 2008 was primarily due to reductions in bonus accruals and employer contributions to our retirement plan.

Cost of condominium sales. This caption represents costs recognized for the Murano condominium units and parking spaces which closed during the three months ended September 30, 2009. The increase of $17.8 million or 574.2% for three months ended September 30, 2009 compared to the three months ended September 30, 2008 is due to increased volume in the current quarter. For the three months ended September 30, 2009, we recognized costs associated with 56 units as compared to 2 units for the corresponding period ended September 30, 2008.

Rent – unconsolidated entities. Rent – unconsolidated entities remained consistent compared to the three months ended September 30, 2008.

Interest expense. Interest expense increased by $1.0 million, or 17.2%, to $6.8 million for the three month period ended September 30, 2009 from $5.8 million for the three month period ended September 30, 2008. The increase in interest expense is primarily attributable to interest costs no longer being capitalized on Murano and our Four Points Centre office buildings due to the substantial completion of construction on these projects in the second half of 2008.

Depreciation and amortization expense. Depreciation and amortization remained consistent compared to the three months ended September 30, 2008.

General and administrative. General and administrative expense decreased by $0.3 million, or 7.1%, to $3.9 million for the three months ended September 30, 2009 compared to $4.2 million for the three months ended September 30, 2008. This was primarily due to a reduction in compensation, professional fees, information technology, travel and entertainment expenses as a result of cost saving measures.

Impairment loss. For the three months ended September 30, 2009, we recognized a non-cash impairment charge of $8.6 million related to our Murano condominium project whose units are held for sale. The charge was recorded to reflect the units at their estimated fair value. There was no corresponding charge for the three months ended September 30, 2008.

Interest income. Interest income decreased by $0.6 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to declining cash and cash equivalents balances and lower interest rates.

Equity in net loss of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the three months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,
	2009	2008
Revenues	$79,373	$78,071

Expenses:
Operating and other	40,846	44,306
Interest	24,959	30,710
Depreciation and amortization	29,251	32,184
Impairment loss	8,049	—

Total expenses	103,105	107,200

Loss from continuing operations	(23,732)	(29,129)
Income (loss) from discontinued operations	(86)	(34)

Net loss	$(23,818)	$(29,163)

Thomas Properties’ share of net loss	(3,993)	(4,751)
Intercompany eliminations	890	783

Equity in net loss of unconsolidated real estate entities	$(3,103)	$(3,968)

Aggregate revenue increased as a result of new leases entered into at higher rental rates. Aggregate operating and other expenses for unconsolidated real estate entities for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 decreased by $2.7 million to due lower real estate taxes for certain properties due to reassessed values and a decrease in property operating and maintenance expense. Interest expense for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 decreased primarily due to declining interest rates. Depreciation and amortization for unconsolidated real estate entities decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a $3.5 million decrease in amortization expense attributable to asset write offs for early lease terminations and extensions as well as certain leases nearing expiration, offset by an increase of $0.6 million in depreciation attributable to routine additions of fixed assets. A non-cash impairment charge of $8.0 million was recorded in the quarter ended September 30, 2009 related to certain unconsolidated real estate assets.

Benefit/provision for income taxes. Provision for income taxes increased by $1.6 million to a benefit of $0.2 million for the three months ended September 30, 2009 compared to a provision of $1.4 million for the three months ended September 30, 2008. The increase was primarily due to the Company’s loss before income taxes and noncontrolling interests of $15.5 million for the three months ended September 30, 2009, compared to loss before income taxes and noncontrolling interests of $7.2 million for the three months ended September 30, 2008.

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008

Total revenues. Total revenues decreased by $63.9 million, or 42.5%, to $86.4 million for the nine months ended September 30, 2009 compared to $150.3 million for the nine months ended September 30, 2008. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $0.8 million or 3.4% to $22.5 million for the nine months ended September 30, 2009 compared to $23.3 million for the nine months ended September 30, 2008. The decrease was primarily related to a scheduled expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet. Approximately 66% of the space from this lease expiration has been leased to former subtenants or new tenants at current market rates, which are lower than the expired lease rates.

Tenant reimbursements. Tenant reimbursements decreased by $3.9 million, or 19.4%, to $16.2 million for the nine months ended September 30, 2009 compared to $20.1 million for the nine months ended September 30, 2008. The decrease was primarily related to a scheduled lease expiration in June 2008 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants or new tenants that are now direct tenants.

Parking and other revenues. Parking and other revenues decreased by $0.5 million, or 18.5%, to $2.2 million for the nine months ended September 30, 2009 from $2.7 million for the nine months ended September 30, 2008. The decrease was primarily related to a decrease in transient parking revenue related to a special exhibition adjacent to our Commerce Square property in 2008, and lower occupancy in 2009 at Commerce Square.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $1.6 million, or 28.6%, to $7.2 million for the nine months ended September 30, 2009 from $5.6 million for the nine months ended September 30, 2008 primarily due to an increase in lease commissions related to tenants at 800 South Hope, 1835 Market Street and Pacific Financial Plaza. There was also an increase in developer fees related to Wilshire Grand offset by a decrease in lease commissions from various properties. We began earning fees on Wilshire Grand in April 2009.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services from unconsolidated real estate entities decreased by $2.5 million, or 18.2%, to $11.2 million for the nine months ended September 30, 2009 from $13.7 million for the nine months ended September 30, 2008 primarily due to a decrease of $1.8 million in lease commission revenue from Research Park Plaza, Frost Bank Tower and the Houston properties. In addition, there was a decrease of $0.7 million in construction management fees due to a decrease in redevelopment activities at City National Plaza and Brookhollow.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The decrease of $0.9 million or 17.6% to $4.2 million for the nine months ended September 30, 2009 compared to $5.1 million for the nine months ended September 30, 2008 was primarily due to reductions in bonus accruals and employer contributions to our retirement plan.

Condominium sales. This caption represents revenue recognized for the Murano condominium units and parking spaces which closed during the nine months ended September 30, 2009. The decrease of $56.9 million or 71.3% to $22.9 million for the nine months ended September 30, 2009 compared to the $79.8 million for the nine months ended September 30, 2008 is due to a decrease in volume. For the nine months ended September 30, 2009 we recognized revenue associated with 60 units as compared to 125 units for the corresponding nine-month period ended September 30, 2008.

Total expenses. Total expenses decreased by $31.3 million, or by 22.4%, to $108.2 million for the nine months ended September 30, 2009 compared to $139.5 million for the nine months ended September 30, 2008. The significant components of expense are discussed below.

Property operating and maintenance expense. Property operating and maintenance decreased by $0.5 million, or 2.6%, to $18.4 million for the nine months ended September 30, 2009 compared to $18.9 million for the nine months ended September 30, 2008, primarily due to lower operating expenditures due to lower occupancy, offset by a $0.9 million increase in the homeowner’s association fees at Murano for unsold units.

Real estate taxes. Real estate taxes increased by $0.6 million or 12.5% to $5.4 million for the nine month period ended September 30, 2009 from $4.8 million for the nine month period ended September 30, 2008 due to the completion of construction of two office buildings at Four Points Centre, which were assessed based on their improvements. In addition, property taxes for these buildings were capitalized while under construction.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased by $3.9 million, or 31.2%, to $8.6 million for the nine months ended September 30, 2009 compared to $12.5 million for the nine months ended September 30, 2008, primarily due to compensation and professional fee reductions related to cost saving measures.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The decrease of $0.9 million or 17.6% to $4.2 million for the nine months ended September 30, 2009 compared to $5.1 million for the nine months ended September 30, 2008 was primarily due to reductions in bonus accruals and employer contributions to our retirement plan.

Cost of condominium sales. This caption represents costs recognized for the Murano condominium units and parking spaces which closed during the nine months ended September 30, 2009. The decrease of $41.3 million or 66.4% for the nine months ended September 30, 2009 to $20.9 million compared to the $62.2 million for the nine months ended September 30, 2008 is due to lower volume. For the nine months ended September 30, 2009, we recognized costs associated with 60 units as compared to 125 units for the corresponding period ended September 30, 2008.

Rent – unconsolidated entities. Rent – unconsolidated entities remained consistent compared to the nine months ended September 30, 2008.

Interest expense. Interest expense increased by $6.7 million, or 48.9%, to $20.4 million for the nine month period ended September 30, 2009 from $13.7 million for the nine month period ended September 30, 2008. The increase in interest expense is primarily attributable to interest costs no longer being capitalized on Murano and the Four Points Centre office buildings due to the substantial completion of construction on these projects in the second half of 2008.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.9 million or 10.6% to $9.4 million for the nine months ended September 30, 2009 compared to $8.5 million for the nine months ended September 30, 2008 due to depreciation of routine additions to fixed assets at Commerce Square.

General and administrative. General and administrative expense decreased by $1.5 million, or 11.0%, to $12.1 million for the nine months ended September 30, 2009 compared to $13.6 million for the nine months ended September 30, 2008. This was primarily due to a reduction in compensation, professional fees, information technology, travel and entertainment expenses as a result of cost saving measures.

Impairment loss. For the nine months ended September 30, 2009, we recognized a non-cash impairment charge of $8.6 million related to our Murano condominium project whose units are held for sale. The charge was recorded to reflect the units at their estimated fair value. There was no corresponding charge for the nine months ended September 30, 2008.

Gain on sale of real estate. Gain on sale of real estate decreased by $3.6 million, or 100%, for the nine months ended September 30, 2009 due to the 2008 recognition of deferred gain upon completion of infrastructure costs related to the sale of a 14.1 acre parcel at Campus El Segundo.

Gain from early extinguishment of debt. Gain from early extinguishment of debt increased by $0.2 million or 66.7% to $0.5 million for the nine months ended September 30, 2009 from $0.3 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we repaid an unsecured loan at a discount of $0.5 million. The gain from early extinguishment of debt recognized during the nine months ended September 30, 2008 resulted from the One Commerce Square mortgage defeasance.

Interest income. Interest income decreased by $2.0 million, or 87.0%, to $0.3 million for the nine months ended September 30, 2009 compared to $2.3 million for the nine months ended September 30, 2008 due to declining cash and cash equivalents balances and lower interest rates.

Equity in net income (loss) of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net income (loss) and equity in net income (loss) for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
	2009	2008
Revenues	$243,637	$240,628

Expenses:
Operating and other	122,493	126,316
Interest	77,925	95,410
Depreciation and amortization	90,749	94,990
Impairment loss	8,049	—

Total expenses	299,216	316,716

Loss from continuing operations	(55,579)	(76,088)
Gain on early extinguishment of debt	67,017	—
Income (loss) from discontinued operations	(83)	(105)

Net income (loss)	$11,355	$(76,193)

Thomas Properties’ share of net income (loss)	(3,314)	(11,450)
Intercompany eliminations	2,719	2,342

Equity in net income (loss) of unconsolidated real estate entities	$(595)	$(9,108)

Aggregate revenue increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to an increase of $6.2 million in rental revenue as a result of new leases entered into at higher rental rates compared to expiring leases, offset by a decrease of $1.8 million in termination fees, a decrease of $1.0 million in parking revenue, a decrease of $1.2 million in interest income due to lower interest rates and a $0.5 million decrease in other income. Aggregate operating and other expenses for unconsolidated real estate entities for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 decreased by $2.5 million due to reductions in operating and maintenance expenses and $1.3 million due to lower real estate taxes for certain properties due to reassessed values. Interest expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 decreased primarily due to declining interest rates. Depreciation and amortization decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a $6.6 million decrease in amortization expense attributable to asset write offs for early lease terminations and extensions as well as certain leases nearing expiration, offset by an increase of $2.4 million in depreciation attributable to routine additions to fixed assets. A non-cash impairment charge of $8.6 million was recorded in the nine months ended September 30, 2009 related to certain unconsolidated real estate assets. The gain from early extinguishment of debt for the nine months ended September 30, 2009 was due to a paydown at a discount of the Austin Portfolio bank term loan.

Provision for income taxes. Provision for income taxes increased by $2.2 million to a provision of $0.5 million for the nine months ended September 30, 2009 compared to a provision of $2.7 million for the nine months ended September 30, 2008. The increase was primarily due to the Company’s loss before income taxes and noncontrolling interests of $21.7 million for the nine months ended September 30, 2009, compared to income before income taxes and noncontrolling interests of $7.9 million for the nine months ended September 30, 2008. The Company also recorded a valuation allowance of $6.4 million on its net deferred tax asset as of September 30, 2009.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of September 30, 2009, we have unrestricted cash and cash equivalents of $50.6 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, common or preferred equity securities, including convertible securities, or common units of our Operating Partnership. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit. There can be no assurances that such debt refinancing will be available at the time of such maturities on acceptable terms, if at all, and our cost of capital could increase as a result of any such debt refinancings. Additionally, existing stockholders could experience substantial dilution in the event we are required to issue additional equity capital.

As of September 30, 2009, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $1.65 million; (2) the Thomas High Performance Green Fund, an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million; and (3) the UBS North American Property Fund, an investment fund formed by us and UBS Wealth Management-North American Property Fund Limited, of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund to implement tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund $0.9 million in 2009 and $0.8 million in 2010. Our requirement to fund all or a portion of our commitments to the Thomas High Performance Green Fund and the UBS North American Property Fund is subject to our identifying properties to acquire that are mutually acceptable to us, and our partners. Our cash requirements for the Green Fund could be reduced by contributions by us to the fund of assets in which we have an interest.

We intend to declare and pay quarterly dividends on our common stock. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. Funds generated by Two Commerce Square cannot be distributed to us under the terms of the loan agreements. With respect to our joint venture properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

Development and Redevelopment Projects

We own interests in four development projects, and our joint venture with CalSTRS includes four redevelopment properties and two development sites.

We anticipate seeking to mitigate our development risk on all of our development projects by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

We substantially completed construction in 2008 of the Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia. We entered into contracts for 125 units and 118 parking spaces, and recognized a gain on sale of approximately $17.3 million for the year ended December 31, 2008. Due to the deteriorating market conditions in the second half of 2008, we recorded an $11.0 million non-cash impairment charge during the three months ended December 31, 2008. During the nine months ended September 30, 2009, we entered into contracts for 70 units and 75 parking spaces and had nine forfeitures, all related to 2008 sales, and recognized a gain on sale of approximately $2.0 million. Subsequent to the end of the third quarter, we signed contracts for six additional units. As the result of reduced pricing for Murano condominium units, we have recorded an $8.6 million non-cash impairment charge in the three months ended September 30, 2009. Murano is classified as Condominium units held for sale on our balance sheets.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing.

•

Construction of the Murano was financed in part with a construction loan up to $142.5 million. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan has a balance of $45.0 million as of September 30, 2009 and we had additional borrowing capacity of $0.7 million.

•

The completed core and shell construction of two office buildings at our development site at Four Points Centre was financed in part with a construction loan, which has an outstanding balance as of September 30, 2009 of $29.7 million with additional borrowing capacity of $10.8 million to fund tenant improvement costs. On October 13, 2009, the Four Points Centre construction loan was extended to July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also agreed to provide additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings located in Austin, Texas. We have committed to pay down the principal amount of the loan in the total amount of $7.8 million of which we paid $3.9 million in October, 2009 and the balance will be paid in three equal installments, in January, June and December, 2010. The loan has an unfunded balance of the commitment of $10.8 million which is available to fund any remaining project costs. In addition, we paid $2.225 million in June 2009 of which approximately $1.8 million is held by the lender to fund any remaining project costs. The interest rate on the loan has been increased to LIBOR plus 3.50% per annum.

•	Presently, we have not obtained construction financing for the development at Campus El Segundo.

If we finance development projects through construction loans and are unable to obtain permanent financing on advantageous terms or at all, we would need to fund these obligations from cash flow from operations or seek alternative capital sources. If unsuccessful, this could adversely impact our financial condition and results of operations and impair our ability to satisfy our debt service obligations. If we are successful in obtaining construction or refurbishment financing and permanent financing, we anticipate that the corresponding interest costs would represent both a significant use of our cash flow and a material component of our results of operations.

We are also involved in managing the following three entitlement projects:

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

•

Korean Air, a subsidiary of Hanjin Group, has retained us as fee developer for the entitlement, design and redevelopment of the 2.7 acre Wilshire Grand property in downtown Los Angeles. The Wilshire Grand project envisions the development of two buildings, one approximately 65 stories and the other approximately 45 stories, connected by a podium up to six stories in height, to include approximately 1.5 million square feet of office, 560 hotel rooms, and 100 residential condominiums, with supporting retail and restaurant uses, for a total project size of up to approximately 2.5 million gross square feet.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our One Commerce Square and Two Commerce Square properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. We are contractually committed to incur expenditures of approximately $4.7 million in capital improvements, tenant improvements, and leasing commissions for the One Commerce Square and Two Commerce Square properties, collectively, during 2009 through 2013.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at September 30, 2009 is as follows (in thousands):

	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Regularly scheduled principal payments	$4,001	$4,367	$1,971	$2,160	$1,946	$3,880	$18,325
Balloon payments due at maturity (1) (2) (3)	25,000	45,020	17,000	21,919	106,446	121,209	336,594
Interest payments – fixed rate debt (4)	5,210	14,912	14,290	14,205	10,055	14,751	73,423
Interest payments – variable rate debt (4)	—	—	—	—	—	—	—
Capital commitments (5)	1,699	4,366	11	—	235	—	6,311
Operating lease (6)	73	298	310	322	335	121	1,459
Obligations associated with uncertain tax positions (7)	—	—	—	—	—	—	—

Total	$35,983	$68,963	$33,582	$38,606	$119,017	$139,961	$436,112

(1)	On October 14, 2009, we entered into a discounted payoff agreement with the holders of the existing mezzanine debt on Two Commerce Square. We have agreed to pay off the two mezzanine loans, with a principal amount of approximately $36.1 million, for a discounted amount of $25.0 million on or before November 30, 2009 (subject to an extension right of up to 29 days). Subsequent to September 30, 2009, we have deposited $6.0 million with the holders of the loans under the agreement, which deposit will be credited against the payoff amount on closing. If we exercise the 29 day extension right, the deposit will be increased by an additional $7.0 million. The discounted payoff amount of $25.0 million has been reflected in the table above in 2009.

(2)	The Murano construction loan has a balance of $45.0 million as of September 30, 2009 with a maturity date of February 1, 2010 however it has a six-month extension option remaining. We expect to exercise the six-month extension option, which would extend the maturity date to July 31, 2010. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest during the term of the loan as it may be extended. Additionally, the Company has a construction completion guaranty. We amortize the principal balance of the Murano construction loan with sales proceeds as we close on the sale of condominium units.

(3)	On October 13, 2009, the Four Points Centre construction loan in the amount of $29.7 million was extended to July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also agreed to provide additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings located in Austin, Texas. We have committed to pay down the principal amount of the loan in the total amount of $7.8 million, of which we paid $3.9 million in October, 2009 and the balance will be paid in three equal installments, in January, June and December, 2010. The loan has an unfunded balance of the commitment of $10.8 million which is available to fund any remaining project costs. In addition, we paid $2.225 million in June 2009 of which approximately $1.8 million is held by the lender to fund any remaining project costs. The interest rate on the loan has been increased to LIBOR plus 3.50% per annum. The balance of the loan as of September 30, 2009 was $29.7 million.

(4)	As of September 30, 2009, 75.0% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest rate obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 25.0% of our debt bears interest at variable rates based on the prime rate or LIBOR plus a spread that ranges from 1.5% to 3.3%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what prime and LIBOR rates will be in the future. As of September 30, 2009, the one-month LIBOR was 0.25% and the prime rate was 3.25%.

(5)	Capital commitments of our company and consolidated subsidiaries include approximately $4.7 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $1.7 million to our TPG/CalSTRS joint venture, which we estimate we will fund $0.9 million in 2009 and $0.8 million 2010. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund to implement tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(6)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available maturity extension options.

(7)	The obligations associated with uncertain tax provisions under FASB ASC 740, in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of September 30, 2009, $17.6 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Included within the unrecognized tax benefits is $2.0 million of accrued interest. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of September 30, 2009, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We do not have sole control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties owned by our unconsolidated real estate entities as of September 30, 2009 (in thousands). For loans which had maturity dates extended subsequent to September 30, 2009, the new maturity date is reflected in the Maturity Date column. None of these loans are recourse to us other than as noted in footnote 7 below.

	Interest Rate at September 30, 2009	Principal Amount	Maturity Date	Maturity Date at end of Extension Options
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.07%	$348,925	7/9/2010	7/9/2010
Senior mezzanine loan-Note A (2)	LIBOR + 2.59%	67,886	7/9/2010	7/9/2010
Senior mezzanine loan-Note B (2)	LIBOR + 1.90%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note C (2)	LIBOR + 2.25%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note D (2)	LIBOR + 2.50%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note E (2)	LIBOR + 3.05%	22,293	7/9/2010	7/9/2010
Junior mezzanine loan (2)	LIBOR + 5.00%	58,188	7/9/2010	7/9/2010

City National Plaza - subtotal mortgage and mezzanine loans		$567,999

Note payable to former partner	5.75%	19,758	7/1/2012	1/4/2016
CityWestPlace
Fixed	6.16%	121,000	7/6/2016	7/6/2016
Floating (2) (3)	LIBOR + 1.25%	92,400	7/1/2010	7/1/2011
San Felipe Plaza
Mortgage loan-Note A	5.28%	101,500	8/11/2010	8/11/2010
Mortgage loan-Note B	LIBOR + 3.00%	16,200	8/11/2010	8/11/2010
2500 City West
Mortgage loan-Note A	5.28%	70,000	8/11/2010	8/11/2010
Mortgage loan-Note B	LIBOR + 3.00%	14,132	8/11/2010	8/11/2010
Brookhollow Central I, II and III
Mortgage loan-Note A (2)	LIBOR + 0.44%	24,154	8/9/2010	8/9/2010
Mortgage loan-Note B (2)	LIBOR + 4.25%	12,870	8/9/2010	8/9/2010
Mortgage loan-Note C (2)	LIBOR + 4.86%	16,746	8/9/2010	8/9/2010
Four Falls Corporate Center
Mortgage loan-Note A	5.31%	42,200	3/6/2010	3/6/2010
Mortgage loan-Note B (2) (4) (5)	LIBOR + 3.25%	9,867	3/6/2010	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	5.31%	35,300	3/6/2010	3/6/2010
Mortgage loan-Note B (2) (4) (6)	LIBOR + 3.25%	9,152	3/6/2010	3/6/2010
2121 Market Street mortgage loan (7)	6.05%	18,587	8/1/2033	8/1/2033
Reflections I mortgage loan	5.23%	21,886	4/1/2015	4/1/2015
Reflections II mortgage loan	5.22%	9,118	4/1/2015	4/1/2015
Centerpointe I & II (8)
Senior mortgage loan (2)	LIBOR + 0.60%	55,000	2/9/2010	2/9/2012
Mezzanine loan (Note A) (2)	LIBOR + 1.51%	25,000	2/9/2010	2/9/2012
Mezzanine loan (Note B) (2)	LIBOR + 2.49%	21,618	2/9/2010	2/9/2012
Mezzanine loan (Note C) (2)	LIBOR + 3.26%	22,162	2/9/2010	2/9/2012
Fair Oaks Plaza	5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A	6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A	6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B	6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A	6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A	6.03%	50,900	6/11/2017	6/11/2017

	Interest Rate at September 30, 2009	Principal Amount	Maturity Date	Maturity Date at end of Extension Options
Mortgage loan-Note B	6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II
Senior mortgage loan (2) (9)	LIBOR + 0.55%	23,560	6/9/2010	6/9/2012
Mezzanine loan (2) (9)	LIBOR + 2.01%	27,940	6/9/2010	6/9/2012
Stonebridge Plaza II
Senior mortgage loan (2) (9)	LIBOR + 0.63%	19,800	6/9/2010	6/9/2012
Mezzanine loan (2) (9)	LIBOR + 1.76%	17,700	6/9/2010	6/9/2012
Austin Portfolio Bank Term Loan (10) (11)	LIBOR + 3.25%	114,647	6/1/2013	6/1/2014
Austin Senior Secured Priority Facility (12)	10% - 20%	21,074	6/1/2012	6/1/2012

Subtotal - Austin, TX Portfolio		$850,721

Total outstanding debt of unconsolidated properties		$2,221,670

The 30 day LIBOR rate for the loans above was 0.25% at September 30, 2009, except for the Austin Bank Term Loan (see footnotes 11 and 12).

(1)	The City National Plaza senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to 0.25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to 0.5% of the loan amount. Under certain circumstances all of the exit fees will be waived.

(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans. The interest rate cap agreement for the Oak Hill Plaza/Walnut Hill Plaza Note B has expired, and the Company has contacted the lender regarding its replacement.

(3)	This loan has a one-year extension option remaining at our election.

(4)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of September 30, 2009, one month LIBOR is below 2.25%, per annum.

(5)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the partnership which owns Oak Hill Plaza/Walnut Hill Plaza.

(6)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the partnership which owns Four Falls Corporate Center.

(7)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan. The loan is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

(8)	The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The weighted average interest rate on the mezzanine loans as of September 30, 2009 was 2.6% per annum. The weighted average interest rate on all of the loans was 1.8% per annum. All of these loans have two one-year extension options at our election subject to a debt service coverage ratio of 1:1.

(9)	These loans have two one-year extension options at our election.

(10)	The Austin Portfolio Joint Venture entered into an interest rate collar agreement for $96.25 million, in which it bought a cap and sold a floor. The counterparty, a Lehman affiliate, was not accepting payments on the rate collar until May 2009. We are in negotiations to resolve the obligation on the swap in light of Lehman’s bankruptcy and we are holding any further payments until it is resolved. The joint venture has accrued the expense for payments it has withheld on the swap.

(11)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture Properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture Properties. These mortgage liens and equity pledges also secure the Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan.

(12)	During 2009, TPG-Austin Portfolio Holdings LP entered into agreements pursuant to which (i) an existing $100 million revolving loan was terminated, (ii) a senior secured priority facility of $60 million was established which a subsidiary of TPG/CalSTRS agreed to fund 25% on a pari passu basis with affiliates of Lehman Brothers and a sovereign wealth fund that are partners in the Austin Portfolio Joint Venture, and (iii) the venture purchased and retired $80 million of the Austin Portfolio bank term loan at a discount to face value, reducing that loan from $192.5 million to $112.5 million. The new $60 million Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio bank term loan, is senior in payment and right to the collateral to the bank term loan. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. This restructure resolved the claims of the Austin Portfolio Joint Venture against Lehman arising from Lehman’s failure to fund the $100 million revolving loan.

Cash Flows

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008.

Cash and cash equivalents (excluding restricted cash) were $50.6 million as of September 30, 2009 and $78.5 million as of September 30, 2008.

Operating Activities - Net cash used in operating activities increased by $10.3 million to $(6.3) million for the nine months ended September 30, 2009 compared to $4.0 million for the nine months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 increased by $27.4 million to $(22.2) million compared to net income of $5.2 million for the comparable period. The significant differences in the adjustments to the net (loss) income for the two periods relate to a reduction in realized gains from Murano condominium sales of approximately $15.5 million, and a non-cash impairment charge on the Murano of $8.6 million in 2009 with no comparable charge in the corresponding period. Additionally, our share of the loss from our unconsolidated joint ventures was lower in 2009 due to lower interest costs of approximately $17.5 million at our TPG/CalSTRS’ properties resulting from lower rates on variable rate debt and a gain on early extinguishment of debt of $67.0 million from the Austin Portfolio Joint Venture Properties. Finally, we paid down accounts payable and other liabilities by $3.0 million, which was a higher use of cash in 2009 than the comparable period by $2.5 million.

Investing Activities - Net cash provided by investing activities increased by $59.1 million to $14.9 million for the nine months ended September 30, 2009 compared to $(44.2) million for the nine months ended September 30, 2008. The increase was primarily the result a decrease of $79.4 million related to reduced development activity. We substantially completed the Murano condominiums and the Four Points Centre office buildings in the second half of 2008 as well as the infrastructure improvements at Campus El Segundo. Additionally, in 2009 we incurred less predevelopment costs at MetroStudio@Lankershim, and lower capital improvements at Commerce Square. This is offset by a decrease of $21.4 million in proceeds from sales of the Murano condominium units for the nine months ended September 30, 2009.

Financing Activities - Net cash used in financing activities increased by $19.1 million to $(27.0) million for the nine months ended September 30, 2009 compared to $(7.9) million for the nine months ended September 30, 2008. The increase was primarily the result of lower borrowings totaling $57.6 million on our Murano and Four Points Centre construction loans as we substantially completed construction on these projects in the second half of 2008. This was offset by a decrease of $43.6 million in principal payments of mortgage loans primarily related to the Murano construction loan, which we pay down as we close the sale of units and a reduction in dividends from $0.06 per share to $0.0125 per share.

Inflation

Substantially all of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases in real estate taxes and operating expenses may be partially offset by the contractual rent increases and expense reimbursements as described above. We have one multi-family residential rental property, which is located in the Philadelphia central business district and subject to short-term leases. Inflationary increases can often be offset by increased rental rates; however, a weak economic environment may restrict our ability to raise rental rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2009, our company had $91.7 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.1 billion bears interest at floating rates. As of September 30, 2009, interest rate caps have been purchased for $1.03 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at September 30, 2009 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2009	$126	$—	$126
2010	36,633	45,020	81,653
2011	1,971	17,000	18,971
2012	2,160	29,669	31,829
2013	108,392	—	108,392
Thereafter	125,089	—	125,089

Total	$274,371	$91,689	$366,060

Weighted average interest rate	7.64%	4.63%	6.88%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At September 30, 2009, our variable rate long-term debt represents 25.0% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 16.2% of the weighted average variable rate at September 30, 2009, the net impact would be increased interest costs of $0.7 million per year.

As of September 30, 2009, the fair value of our mortgage and other secured loans and unsecured loan aggregate $335.3 million, compared to the aggregate carrying value of $366.1 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Our Properties

We generate a significant portion of our revenues from our joint venture and our separate account management agreements with CalSTRS, and if we were to lose these relationships, our financial results would be significantly negatively affected.

Our joint venture and separate account management agreement relationships with CalSTRS, provide us with substantial fee revenues. For the three and nine months ended September 30, 2009, approximately 13.0% and 20.4% respectively, of our revenue was derived from fees earned from these relationships. We may also earn fee revenues in the future from the Green Fund as a result of CalSTRS’ investment in that partnership.

We cannot assure you that our joint venture and separate account management relationships with CalSTRS will continue, and, if they do not, we may not be able to replace these relationships with other strategic alliances that would provide comparable revenues. Our interest in the TPG/CalSTRS joint venture is subject to a buy-sell provision, which permits CalSTRS to purchase our interest in TPG/CalSTRS at any time. Under the buy-sell provision either our Operating Partnership or CalSTRS can initiate a buy-out of the other’s interest at any time by delivering a notice to the other specifying a purchase price for all the joint venture’s assets; the other venture partner then has the option to sell its joint venture interest or purchase the interest of the initiating venture partner. The purchase price is based on what each venture partner would receive on liquidation if the joint venture’s assets were sold for the specified price and the joint venture’s liabilities paid and the remaining assets distributed to the joint venture partners.

In addition, upon the occurrence of certain events of default by the Operating Partnership under the joint venture agreement or related management, development service and leasing agreements, upon bankruptcy of our Operating Partnership, or upon the death or disability of either James A. Thomas, our Chairman, President and CEO, or John R. Sischo, one of our Executive Vice Presidents, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (each, a “Buyout Default”), CalSTRS may elect to purchase our joint venture interest based on a three percent discount to the appraised fair market value at the time of the Buyout Default.

The joint venture agreement with CalSTRS also previously prohibited any transfer of securities of the Company or limited partnership units in our Operating Partnership that would result in Mr. Thomas, his immediate family and any entities controlled thereby owning less than 30% of our securities entitled to vote for the election of directors. On October 30, 2009 we entered into an amendment to the TPG/CalSTRS agreement such that in connection with the issuance of additional Company shares in one or more public offerings, Mr. Thomas, his immediate family and controlled entities may reduce their collective ownership interest to no less than 10% of the total common shares and Operating Partnership units and no less than 15.0 million shares and Operating Partnership units on a collective basis.

Most of our fee arrangements under our separate account relationship with CalSTRS are terminable on 30 days’ notice. Termination of either our joint venture or separate account relationship with CalSTRS would adversely affect our revenue and profitability and our ability to achieve our business plan by reducing our fee income and access to co-investment capital to acquire additional properties.

Our joint venture investments may be adversely affected by our lack of control or input on decisions or shared decision-making authority or disputes with our co-venturers.

Many of our operating properties are owned through a joint venture or partnership with other parties. As a result, we do not exercise sole decision-making authority regarding such joint venture properties, including with respect to cash distributions or the sale of such properties. Furthermore, we may co-invest in the future through other partnerships, joint ventures or other entities, acquiring non-controlling interests or sharing responsibility for managing the affairs of a property, partnership or joint venture. Investments in partnerships, joint ventures, funds or other entities may, under certain circumstances, involve risks, including partners who may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Future disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, such as if a partner or co-venturer became bankrupt and defaulted on its reimbursement and contribution obligations to us, subjected the property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement, or incurred debts or liabilities on behalf of the partnership or joint venture in excess of the authority granted by the partnership or joint venture agreement. In some joint ventures or other investments we make, if the entity in which we invest is a limited partnership, we have acquired and may acquire in the future all or a portion of our interest in such partnership as a general partner. In such event, we may be liable for all the liabilities of the partnership, although we attempt to limit such liability to our investment in such partnership by investing through a subsidiary.

Our joint venture partners have rights under our joint venture agreements that could adversely affect us.

As of September 30, 2009, we held interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period, which could be less than five years. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

A wholly-owned subsidiary of TPG/CalSTRS, entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers, Inc. in relation to the Austin Portfolio Joint Venture. That agreement required the wholly-owned subsidiary of TPG/CalSTRS to assist the Lehman affiliate that was the 75% equity holder in the Austin Portfolio Joint Venture with syndicating a substantial portion of the entity’s equity position by June 2008. As of September 30, 2009, only 33% of the Lehman affiliate’s original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor. As a result, the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture as of September 30, 2009. The Lehman affiliate also has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate retains certain approval rights with respect to an expanded set of major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is still in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.

These major decision approval rights of the Lehman affiliate include, but are not limited to, the right to approve annual business plans and budgets, financings and refinancings, sales of properties, additional capital calls not in compliance with an approved annual plan, and agreements with affiliates. In addition, the other limited partner in this Austin Portfolio Joint Venture has approval rights over some of these major decisions.

In addition, as a right specific to the Lehman affiliate, it can require the sale of one central business district asset and one suburban asset by the Austin Portfolio Joint Venture at any time after June 1, 2011; further, Lehman and its successors and assigns can require the sale of the balance of the Austin Portfolio Joint Venture assets after June 1, 2012, in each case subject to a right of first offer in favor of the other partners in the Austin Portfolio Joint Venture. The limited partners also have the right to remove the general partner under certain circumstances. These rights could adversely affect TPG/CalSTRS and us.

We may not receive funding from our joint venture partners in connection with proposed acquisitions, which could adversely affect our growth.

We have entered into, and may enter into in the future, certain joint venture acquisition arrangements with third parties in which we identify potential acquisition properties on behalf of the joint venture program, and a portion (in some cases, a substantial portion) of the capital required for each project would be funded by our joint venture partners. Although a number of our joint venture partners have committed to fund property acquisitions, such joint venture partners may decide not to fund a particular or any potential acquisition properties for any number of reasons, including such entities may not have the capital necessary to fund projects at the time of the proposed acquisition. This may be particularly relevant in light of the liquidity issues that many real estate funding sources have faced during the recent credit crisis. Accordingly, if we identify potential acquisition opportunities in the future for these programs, we may not receive approval and/or funding from joint venture partners, notwithstanding any prior commitments for funding. Several of our joint venture partners have made commitments which have not yet been funded, in their entirety or in part, including, for example, our joint venture with UBS Wealth Management—North American Property Fund Limited to acquire stabilized office properties in the United States, under which no properties have been acquired to date. If we do not make any acquisitions under existing or future joint venture programs, it could adversely affect our ability to grow our business in accordance with our business plan.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of September 30, 2009, the 20 largest tenants for properties in which we held an ownership interest collectively leased 31.9% of the rentable square feet of space at properties in which we hold an ownership interest, representing 36.7% of the total annualized rent generated by these properties.

Any of our tenants may experience a downturn in its business, which may weaken such tenant’s financial condition. As a result, tenants may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, declare bankruptcy or default under their leases. Certain of our tenants also have termination rights under their leases with us, which they might choose to exercise if they experience a downturn in their business. In addition, current economic and market conditions increase the possibility that one or more of our tenants will become insolvent. Any tenant bankruptcy or insolvency, leasing delay, failure to make rental payments when due, or default under a lease could result in the termination of the tenant’s lease and material losses to our Company.

In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease. In those circumstances, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that if another tenant were found, we would be able to enter into a new lease on favorable terms to us or at the same rental rates.

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

Our operating results depend upon the regional economies in which our properties are located and the demand for office and other mixed-use space, and unique or disproportionate economic downturns or adverse regulatory or taxation policies in any of these regions could harm our operating results.

Our operating and development properties are located in three geographic regions of the United States: the West Coast, Southwest and Mid-Atlantic regions. Historically, the largest part of our revenues has been derived from our ownership and management of properties consisting primarily of office buildings. A decrease in the demand for office space in these geographic regions, and for Class A office space in particular, may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are also susceptible to disproportionate or unique adverse developments in these regions and in the national office market generally, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, terrorist targeting of high-rise structures, infrastructure quality, increases in real estate and other taxes, costs of complying with government regulations or increased regulation, oversupply of or reduced demand for office space, and other factors. Some of the regional issues we face include the more highly regulated and taxed economy of Southern California and high local and municipal taxes for our Philadelphia properties. Any adverse economic or real estate developments in one or more of our regions, or any decrease in demand for office space resulting from the local regulatory environment, business climate or energy or fiscal problems, could adversely impact our revenue and profitability, thereby causing a significant decline in our financial condition, results of operations, cash flow, the trading price of our common stock and impairing our ability to satisfy our debt service obligations

We have significant debt obligations maturing in 2009 and 2010, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our equity ownership in such properties and overall financial condition could be materially and adversely affected.

As of September 30, 2009, our total consolidated indebtedness was approximately $366.1 million. In addition, we own interests in unconsolidated entities that were subject to total indebtedness of $2.2 billion as of September 30, 2009. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust on the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interests in the entity that owns the related real property.

As of September 30, 2009, we had $17.0 million of consolidated debt related to the Campus El Segundo mortgage loan, which we have guaranteed. This loan has been extended, without any principal payment to the lender, so that it matures on July 31, 2011, and has three one-year extension options at our election subject to us complying with certain loan covenants. The lender has the right to require a $2.5 million payment at the time of each extension.

As of September 30, 2009, we had approximately $81.7 million of consolidated debt which matures in 2010. The debt maturing in 2010 includes approximately $36.1 million in nonrecourse senior and junior mezzanine loans secured by our ownership interest in the real estate entities that own Two Commerce Square which mature in January 2010. On October 14, 2009, we entered into a discounted payoff agreement with the holders of the existing mezzanine debt on Two Commerce Square. Under this agreement, we have agreed to pay off the two mezzanine loans, with a principal amount of approximately $36.1 million, for a discounted amount of $25.0 million on or before November 30, 2009 (subject to an extension right of up to 29 days). We have deposited $6.0 million with the holders of the loans under the agreement, which deposit will be credited against the payoff amount on closing. If we exercise the 29 day extension right, the deposit will be increased by an additional $7.0 million. In the event the Company fails to close under the Discounted Payoff Agreement when obligated to do so, the Company will forfeit all amounts paid to the holders of such mezzanine debt, a portion of which may be retained by the holders as liquidated damages and the balance of which will be applied to the outstanding balance of such debt.

The Four Points Centre construction loan in the maximum commitment amount of $40.5 million, with an amount of $29.7 million outstanding originally was scheduled to mature in June 2010. We have entered into an agreement with the lender to extend this loan to July 31, 2012 with two one-year extension options at our election subject to certain conditions. We have committed to pay down principal in the total amount of $7.75 million in connection with this extension; $3.9 million was paid in October 2009 and the balance will be paid in three equal installments in January, June and December 2010. The construction loan maintains $10.8 million available for the completion of the project. The interest rate has been increased under the extension agreement to LIBOR plus 3.5% per annum. The first extension option is subject to a 75% loan to value test and a minimum debt yield, among other things. The second extension option is subject to a 75% loan to value test, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. As of January 31, 2011, if the Four Points office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan. We have guaranteed the completion of construction and have completed the core and shell of this property. Furthermore, we have guaranteed all of the required principal payments under the extension agreement and 46.5% of the outstanding principal, interest and any other sum payable under this loan. Upon the occurrence of certain events our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events our maximum liability as guarantor will be reduced to

25% of all sums payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, including a net worth covenant of $225.0 million, a minimum unrestricted cash covenant of $10.0 million and a maximum debt level on our portfolio of 72.5%. We have also agreed to provide additional collateral of approximately 62.4 acres of fully entitled unimproved land which is immediately adjacent to Four Points Centre office building in Austin, Texas.

The Murano construction loan, with a balance of approximately $45.0 million as of September 30, 2009 matures on February 1, 2010. We expect to exercise the final six-month extension option, which would extend the maturity date to July 31, 2010. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest on the loan during the term of the loan as it may be extended. We amortize the principal balance of the Murano construction loan with sales proceeds as we close on the sale of condominium units.

We have investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. Our share of the debt owed by these unconsolidated entities that matures in 2010 is approximately $289.6 million (including debt extended from 2009 to 2010); approximately $59.6 million of which is subject to extension options at our election subject to certain conditions.

If we are not successful in extending the terms of our near-term maturing indebtedness or in refinancing this debt on acceptable economic terms or at all, our equity ownership in such properties and our overall financial condition could be materially and adversely affected.

Our need for additional debt financing, our existing level of debt and the limitations imposed by our debt agreements could have significant adverse consequences on us.

We may seek to incur additional debt to finance future acquisition and development activities, however debt financing may not be available to us on acceptable terms under current market conditions. In addition, it is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our need for debt financing, our existing level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•	a default under any one of our mortgage loans with cross default provisions could result in a default on other of our indebtedness; and

•

because we have agreed to use commercially reasonable efforts to maintain certain debt levels to provide the ability for Mr. Thomas and entities controlled by him to guarantee debt of $210 million, including $11 million of debt available for guarantee by Mr. Edward Fox, one of our non-employee directors, and by Mr. Richard Gilchrist, an individual formerly affiliated with Maguire Thomas Partners, we may not be able to refinance our debt when it would otherwise be advantageous to do so or to reduce our indebtedness when our board of directors determines it is prudent.

If any one or more of these events were to occur, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock, and could impair our ability to satisfy our debt service obligations.

Because we have a substantial amount of debt which bears interest at variable rates, our failure to hedge effectively against interest rate changes may adversely affect our results of operations.

As of September 30, 2009, $91.7 million of our consolidated debt and $1.1 billion of our unconsolidated debt was at variable interest rates. As of September 30, 2009, we had purchased interest rate caps covering $1.03 billion of the unconsolidated floating rate loans. Interest rate hedging arrangements we enter into to cap our interest rate exposure involve risks, including that our hedging transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.

We may be unable to complete acquisitions necessary to grow our business, and even if consummated, we may fail to successfully operate these acquired properties.

Our planned growth strategy includes the acquisition of additional properties as opportunities arise. We regularly evaluate approximately 20 markets in the United States for strategic opportunities to acquire office, mixed-use and other properties. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following significant risks:

•	we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity to consummate an acquisition or, if obtainable, such financing may not be on favorable terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

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

If we cannot complete property acquisitions on favorable terms or at all, or operate acquired properties to meet our expectations, our revenue and profitability could be adversely impacted.

Any real estate acquisitions that we consummate may result in disruptions to our business as a result of the burden of integrating operations placed on our management.

Our business strategy includes acquisitions and investments in real estate on an ongoing basis as market conditions warrant. These acquisitions may cause disruptions in our operations and divert management’s attention from our day-to-day operations, which could impair our relationships with our current tenants and employees. If we acquire real estate by acquiring another entity, we may be unable to effectively integrate the operations and personnel of the acquired business. In addition, we may be unable to train, retain and motivate any key personnel from the acquired business. If our management is unable to effectively implement our acquisition strategy, we may experience disruptions to our business, which could harm our results of operations.

We may be unable to successfully complete and operate properties under development, which would impair our financial condition and operating results.

Part of our business is devoted to the development of office, mixed-use and other properties, and the redevelopment of core plus and value-add properties. Our development and redevelopment activities involve the following significant risks:

•	we may be unable to obtain financing on favorable terms or at all;

•	if we finance projects through construction loans, we may be unable to obtain permanent financing at all or on advantageous terms;

•	we may not complete projects on schedule or within budgeted amounts;

•	we may underestimate the expected costs and time necessary to achieve the desired result with a redevelopment project;

•

we may discover structural, environmental or other feasibility issues with properties acquired as redevelopment projects following our acquisition, which may render the redevelopment as planned not possible;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations;

•

occupancy rates and rents , or condominium prices and absorption rates in the case of the Murano, may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable;

•	adverse weather that damages the project or causes delays;

•	unanticipated changes to the plans or specifications;

•	unanticipated shortages of materials and skilled labor;

•	unanticipated increases in material and labor costs; and

•	fire, flooding and other natural disasters; and

If we are not successful in our property development initiatives, it could adversely impact our revenue and profitability, causing a significant downturn in our business, including our financial condition, results of operations, and the trading price of our common stock.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We face significant competition from other managers and owners of office and mixed-use real estate, many of which own or manage properties similar to ours in the same regional markets in which our properties are located. We also compete with other diversified real estate companies and companies focused solely on offering property investment management and brokerage services. A number of our competitors are larger and better able to take advantage of efficiencies created by size, have better financial resources, or increased access to capital at lower costs, and may be better known in regional markets in which we compete. Our smaller size as compared to some of our competition may increase our susceptibility to economic downturns and pressures on rents. Our failure to compete successfully in our industry would materially affect our business prospects and operating results.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire resulting in increased vacancy rates, lower revenue and an adverse effect on our operating results.

As of September 30, 2009, leases representing 2.5% and 5.3% of the rentable square feet of the office and mixed-use properties in which we held an ownership interest would expire in the last quarter of 2009 and 2010, respectively. Further, an additional 16.2% of the square feet of these properties was available for lease as of September 30, 2009. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some or all expiring leases at lower rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent upheaval in the financial markets, and it is unclear how long this market condition may continue.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Since the second half of 2007 we have been affected by an increasing tightening of the credit markets, and we may experience difficulty refinancing existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our company to fund our portion of equity capital requirements will be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $366.1 million of consolidated debt and $2.2 billion of unconsolidated debt as of September 30, 2009;

•	our current cash flow from operating activities, which resulted in a use of cash of $6.3 million for the nine months ended September 30, 2009;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

If we cannot obtain capital from third-party sources when needed, we may not be able to acquire or develop properties when strategic opportunities exist.

As a result of the limited time which we have to perform due diligence of many of our acquired properties, we may become subject to significant unexpected liabilities and our properties may not meet projections.

When we enter into an agreement to acquire a property or portfolio of properties, we often have limited time to complete our due diligence prior to acquiring the property. To the extent we underestimate or fail to investigate or identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities or the property may fail to perform as we expected. If we do not accurately assess the liabilities associated with properties prior to their acquisition, we may pay a purchase price that exceeds the current fair value of the net identifiable assets of the acquired property. As a result, intangible assets would be required to be recorded, which could result in significant accounting charges in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.

Our efforts to expand our geographic presence and diversify into other regional real estate markets may not be successful, thereby constraining our growth to markets in which we currently operate.

We intend to expand our business to new geographic regions where we expect the ownership and management of property to result in favorable risk-adjusted investment returns. In order for us to achieve economies of scale, we generally target ownership of 500,000 or more rentable square feet in a market. It may be difficult for us to achieve this level of ownership and our initial entry into a particular market may result in higher administrative expenses for us initially. Presently, we do not possess the same level of familiarity with the development, ownership and management of properties in locations other than the West Coast, Southwest and Mid-Atlantic regions in the United States, which lack of familiarity, could adversely affect our ability to own, manage or develop properties outside these regions successfully or at all or to achieve expected performance.

As the current or previous owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local environmental laws, regulations and ordinances, a current or previous owner or operator (e.g., tenant or manager) of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to fault, or whether the owner or operator knew of, or was responsible for, the presence of the contamination. The liability may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs to the extent such contributions are possible to obtain. In addition, the current or previous owner or operator of property may be subject to damage awards for personal injury or property damage resulting from contamination at or migrating from its property. Previous owners used some of our properties for industrial and retail purposes, so those properties may contain some level of environmental contamination. In addition, the presence of contamination, or the failure to properly remediate contamination on a property may limit the ability of the owner or operator to sell, develop or rent that property or to borrow using the property as collateral, and may cause our investment in that property to decline in value.

As the owner of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our property.

Some of our properties may contain asbestos-containing materials. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, these laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

We have removed or abated asbestos-containing building materials from certain tenant and common areas at our City National Plaza and Brookhollow properties. We continue to remove or abate asbestos from various areas of the building structures and as of September 30, 2009, had accrued approximately $0.9 million for estimated future costs of such removal or abatement at these properties.

Our properties may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

As the owner of real property, we could become subject to liability for failure to comply with environmental requirements regarding the handling and disposal of regulated substances and wastes or for non-compliance with health and safety requirements.

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution to you, the per share trading price of our common stock and our ability to satisfy our debt service obligations. Environmental noncompliance liability could also affect a tenant’s ability to make rental payments to us.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed at the time of our public offering to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property joint venture directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 14.4% of annualized rent for properties in which we held an ownership interest as of September 30, 2009. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

We also agreed at the time of the initial public offering to use commercially reasonable efforts to make approximately $210 million of debt available to be guaranteed by entities controlled by Mr. Thomas, by Mr. Fox, a non-employee member of our board of directors, and by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions at the time of our initial public offering.

Risks Related to the Real Estate Industry

The current economic environment for real estate companies and the credit crisis may significantly adversely impact our results of operations and business prospects.

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

Our ability to achieve desired and projected results for growth of our business depends on our ability to generate revenues in excess of expenses, and make scheduled principal payments on debt and fund capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may adversely impact our results of operations and the value of our properties. These events include:

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If any of these events were to happen, our revenue and profitability could be impaired, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock, and our ability to satisfy our debt service obligations could be impaired.

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

If one or more of our properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property or properties into compliance. In addition, non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Typically, we are responsible for changes to a building structure that are required by the ADA, which can be costly. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations. We may be required to make substantial capital expenditures to comply with these requirements thereby limiting the funds available to operate, develop and redevelop our properties and acquire additional properties. As a result, these expenditures could negatively impact our revenue and profitability.

Potential losses to our properties may not be covered by insurance and may result in our inability to repair damaged properties and as a result of which we could lose invested capital.

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

We either own or have interests in a number of properties in Southern California, an area especially prone to earthquakes. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, wind insurance on our properties located in “tier 1” wind zones, which includes our Houston, Texas properties, and terrorism insurance on all of our properties. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons as more specifically excluded under the actual terrorism policies. Some of our policies, like those covering losses due to earthquakes and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover potential losses.

Under their leases, our tenants are generally required to indemnify us from liabilities resulting from injury to persons, air, water, land or property, on or off the premises due to activities conducted by them on our properties. There is an exception for claims arising from the negligence or intentional misconduct by us or our agents. Additionally, tenants are generally required, with the exception of governmental entities and other entities that are self-insured, to obtain and keep in force during the term of the lease liability and property damage insurance policies issued by companies holding ratings at a minimum level at their own expense.

Although we have not experienced such a loss to date, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property, including lost revenue from unpaid rent from tenants. In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the property was irreparably damaged. In the event of a significant loss at one or more of the properties covered by our blanket policy, the remaining insurance under our policy, if any, could be insufficient to adequately insure our remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than our current policy.

Risks Related to Our Organization and Structure

Our senior management has existing conflicts of interest with us and our public stockholders that could result in decisions adverse to our company.

As of September 30, 2009, Mr. Thomas owned or controlled a significant interest in our Operating Partnership consisting of 13,813,331 units, or a 34.8% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in Operating Partnership units, incentive units (vested and unvested) and common stock representing an aggregate 6% equity interest in the Operating Partnership.

The various terms and the size of these equity and incentive interests in the Operating Partnership held by our senior management could create conflicts of interest with our public stockholders. Members of senior management could be required to make decisions that could have different implications for our Operating Partnership and for us, our stockholders, and our senior executive officers, including:

•	potential acquisitions or sales of properties;

•	the issuance or disposition of shares of our common stock or units in our Operating Partnership; and

•	the payment of dividends by us.

For example, an acquisition in exchange for the issuance by our Operating Partnership of additional Operating Partnership units would dilute the interests of members of our management team as limited partners in our Operating Partnership. Dispositions of One Commerce Square or Two Commerce Square could trigger our tax indemnification obligations with respect to Mr. Thomas. Dividends paid by us to our public stockholders decrease our funds available to reinvest in our business. In each such case, the interests of our senior executive officers in the transaction may differ from the interests of our stockholders, and our senior executive officers could exercise their influence in a manner inconsistent with your interests.

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

Many of our other senior executives also have significant real estate industry experience. Randall L. Scott, our Executive Vice President and Director, has extensive development and management experience on several large-scale projects, including the development, construction and management of One Commerce Square and Two Commerce Square. Mr. Sischo and Mr. Scott are jointly responsible for oversight of our relationship with CalSTRS. Mr. Sischo is responsible for our investment efforts, including acquisition, financing and capital markets relationships. Thomas S. Ricci, our Executive Vice President, has been extensively involved in the development of large, mixed-use and commercial projects. Diana M. Laing, our Chief Financial Officer and Secretary, has served as chief financial officer of two publicly-traded real estate investment trusts. Paul S. Rutter, our Executive Vice President and General Counsel, has extensive experience, both as a real estate lawyer and as an executive in commercial real estate, including acquisitions, financing, joint ventures and leasing of office and mixed use projects. While we believe that we could find acceptable replacements for these executives, the loss of any of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel. A departure of either Mr. Thomas or Mr. Sischo could also have adverse effects on our joint venture relationship with CalSTRS, including, pursuant to a right granted to CalSTRS in our joint venture agreement with CalSTRS, the possible required sale of our joint venture interest to CalSTRS at 97% of fair value, unless within 180 days the Company names a replacement for such departed executive who is reasonably acceptable to CalSTRS.

We have a holding company structure and rely upon funds received from our Operating Partnership to pay liabilities.

We are a holding company. Our primary asset is our general partnership interest in our Operating Partnership. We have no independent means of generating revenues. To the extent we require funds to pay taxes or other liabilities incurred by us, to pay dividends or for any other purpose, we must rely on funds received from our Operating Partnership. If our Operating Partnership should become unable to distribute funds to us, we would be unable to continue operations after a short period. Most of the properties owned by our subsidiaries and joint ventures are encumbered by loans. These loans generally contain lockbox arrangements and reserve requirements that may affect the amount of cash available for distribution from the subsidiaries that own the properties up to the Operating Partnership. Some of the loans include cash sweep and other restrictions and provisions that prior to an event of default may prevent the distribution of funds from the subsidiaries who own these properties to our Operating Partnership. In the event of a default under any of these loans, the defaulting subsidiary or joint venture would be prohibited from distributing cash to our Operating Partnership. As a result, our Operating Partnership may be unable to distribute funds to us and we may be unable to use funds from one property to support the operation of another property. As we acquire new properties and refinance our existing properties, we may finance these properties with new loans that contain similar provisions. Some of the loans to our subsidiaries and joint ventures may contain provisions that restrict us from loaning funds to our subsidiaries or joint ventures. If we are permitted to loan funds to our subsidiaries or joint ventures, our loans generally will be subordinated to the existing debt on our properties.

Mr. Thomas has a significant vote in certain matters as a result of his control of 100% of our limited voting stock.

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 38.5% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of September 30, 2009. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by potentially providing them with the opportunity to sell their shares at a premium over the then market price. Our certificate of incorporation and bylaws contain provisions which may deter takeover attempts, including the following:

•	vacancies on our board of directors may only be filled by the remaining directors;

•	only the board of directors can change the number of directors;

•	there is no provision for cumulative voting for directors;

•	directors may only be removed for cause; and

•	our stockholders are not permitted to act by written consent.

In addition, our certificate of incorporation authorizes the board of directors to issue up to 25,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which will be determined at the time of issuance by our board of directors without further action by our stockholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control of our Company.

Finally, we are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder.

The provisions of our certificate of incorporation and bylaws, described above, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management, even if these events would be in the best interests of our stockholders.

We could authorize and issue stock without stockholder approval, which could cause our stock price to decline and which could dilute the holdings of our existing stockholders.

Our certificate of incorporation authorizes our board of directors to issue authorized but unissued shares of our common stock or preferred stock to classify or reclassify any unissued shares of our preferred stock and to set the preferences, rights and other terms of the classified or unclassified shares. Our board of directors could establish a series of preferred stock that could, depending on the terms of the series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

We have recently amended our certificate of incorporation to increase the authorized number of common shares from 75 million to 225 million. Issuance of these additional shares could dilute the value of the outstanding shares of stock.

The payment of dividends on our common stock is at the discretion of our board of directors and subject to various restrictions and considerations and, consequently, may be changed or discontinued at any time.

Although we have historically paid quarterly dividends on our common stock, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. In February 2009, our board of directors reduced the quarterly dividend to $0.0125 per share, from $0.06 per share in 2008. Such quarterly dividend payments may be further reduced or stopped altogether in the future, in which case the only opportunity to achieve a positive return on an investment in our common stock would be if the market price of our common stock appreciates.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.41	Third Modification Agreement between TPG - El Segundo Partners, LLC and Wells Fargo Bank

10.42	Amended and Restated Repayment Guaranty by Thomas Properties Group, Inc. and Thomas Properties Group L.P. for TPG-El Segundo Partners, LLC Loan Agreement

10.43	Second Modification Agreement between New TPG - Four Points, L.P. and Wells Fargo Bank

10.44	Discounted Payoff Agreement between Philadelphia Plaza - Phase II, LP and DB Realty Mezzanine Investment Fund II, L.L.C. and DB Realty Mezzanine Parallel Fund II, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2009

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing Chief Financial Officer