Form 10-K
period 2009-12-31
THOMAS PROPERTIES GROUP INC
filed 2010-03-22
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $34,935,916 based on the closing price on the Nasdaq Global Market for such shares on June 30, 2009.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 19, 2010
Common Stock, $.01 par value per share	30,878,621

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

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

Our properties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas and Austin, Texas. As of December 31, 2009, we own interests in and asset manage 27 operating properties with 13.2 million rentable square feet and provide asset and/or property management services on behalf of third parties for an additional four operating properties with 2.2 million rentable square feet. We also have a development pipeline of approximately 10.0 million square feet of primarily office development and 2,937 residential units.

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”). Concurrent with the consummation of the Offering, Thomas Properties and the Operating Partnership, together with the partners and members of the affiliated partnerships and limited liability companies comprising our predecessor entities (“TPGI Predecessor”) and other parties which held direct or indirect ownership interests in the properties engaged in certain formation transactions. The formation transactions were designed to (i) continue the operations of TPGI Predecessor, (ii) enable us to raise the necessary capital to acquire increased interests in certain of the properties and repay certain property level indebtedness, (iii) fund joint venture capital commitments, (iv) provide capital for future acquisitions, and (v) fund future development costs at our development properties.

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

We maintain offices in Los Angeles, Newport Beach and Sacramento, California; Austin and Houston, Texas; Northern Virginia and Philadelphia, Pennsylvania. Our corporate headquarters are located at City National Plaza, 515 South Flower Street, Sixth Floor, Los Angeles, California 90071 and our phone number is (213) 613-1900. Our website is www.tpgre.com. The information contained on our website is not part of this report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we file them with or furnish them to the SEC. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may also download these materials from the SEC’s website at www.sec.gov.

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

Partnerships and Joint Ventures: We leverage our property acquisition and development expertise through partnerships and joint ventures. These entities provide us with additional capital for investment, shared risk exposure, and earned fees for asset management, property management, leasing and other services. We are the general partner and hold an ownership interest of 25% in TPG/CalSTRS, LLC (“TPG/CalSTRS”), a joint venture with the California State Teachers’ Retirement System (“CalSTRS”), which owns 12 office properties. In addition, TPG/CalSTRS is the general partner and holds a 25% interest in a joint venture between TPG/CalSTRS, an affiliate of Lehman Brothers, Inc. (“Lehman”) and another institutional investor (the “Austin Portfolio Joint Venture”), which owns ten office properties in Austin, Texas. We are also the general partner and hold an interest in the Thomas High Performance Green Fund, L.P. (the “Green Fund”), which was formed to develop, redevelop and invest in high performance, sustainable commercial buildings.

Development and Redevelopment: We develop and redevelop projects in diversified geographic markets using pre-leasing, guaranteed maximum cost construction contracts and other measures to reduce development risk. We have development properties in Los Angeles and El Segundo, California; Philadelphia, Pennsylvania; and Houston and Austin, Texas.

Recent Developments

Loans: During the fourth quarter of 2009, we paid off two mezzanine loans on Two Commerce Square which were scheduled to mature in January 2010. The loans, which had a combined total principal and accrued interest amount of $36.6 million, were paid off for a discounted amount of $25.2 million, resulting in gain from extinguishment of debt of $11.4 million. We issued 5,138,600 shares of our common stock in a registered direct offering to certain institutional investors, resulting in net proceeds to the Company of approximately $13.1 million, to provide partial funding for the loan payoff.

During the fourth quarter of 2009, we modified the $17.0 million Campus El Segundo construction loan. The loan has been extended to July 31, 2011, and has three one-year extension options.

During the fourth quarter of 2009, we modified the Four Points Centre construction loan. The loan has been extended to July 31, 2012 with two one-year extension options. We have committed to pay down the principal in the total amount of $7.8 million in connection with this extension; $3.9 million was paid in October 2009, $1.3 million was paid in January, 2010 and the balance will be paid in two equal installments in June and December 2010.

Subsequent to December 31, 2009, we negotiated on behalf of the California State Teachers’ Retirement System (“CalSTRS”), our partner in City National Plaza, for CalSTRS to acquire all of the property’s mezzanine debt, which has a principal balance of approximately $219.1 million, and is scheduled to mature on July 9, 2010. CalSTRS acquired this debt and will contribute it to the partnership’s equity, reducing the leverage on the property from $568.0 million to $348.9 million, all of which is first mortgage debt. We are in discussions with CalSTRS to obtain an option to participate in the loan purchase, on or after the maturity of the mezzanine debt, based on our current pro rata share of 25% of the existing City National Plaza equity.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS on unconsolidated properties at Four Falls Corporate Center and Oak Hill Plaza/Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not, as of March 18, 2010, made payment on these loans and they are currently in default. These loans are non-recourse to the Company, and we do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.

Sales: At Murano we entered into contracts to sell an additional 13 condominium residences and closed the sales of 18 others during the fourth quarter of 2009, resulting in a reduction of approximately $8.1 million in our construction loan balance, which had a balance of $37.0 million as of December 31, 2009. Subsequent to December 31, 2009, we entered into contracts to sell an additional ten condominiums.

During the fourth quarter of 2009, we sold a 1.9 acre land parcel adjacent to our Four Points Centre development property in Austin, Texas, which is leased to a 4,200 square foot retail tenant under a ground lease. The land was sold for $2.1 million; we recognized a gain of approximately $1.2 million.

Our Fee Services: In 2009, we were retained by Korean Air, a subsidiary of Hanjin Group, as fee developer for the entitlement, design and redevelopment of the 2.7 acre Wilshire Grand property in downtown Los Angeles, for which we are proposing the development of two buildings to include approximately 1.5 million square feet of office, 560 hotel rooms, and 100 residential condominiums, with supporting retail and restaurant uses, for a total project size of up to approximately 2.5 million gross square feet. We earn a monthly developer fee on this project. We have also been retained by a local government agency in California to provide real estate consulting services for which we will earn fees.

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

We are aware of potentially environmentally hazardous or toxic materials at two of the properties in which we hold an ownership interest.

With respect to asbestos-containing materials present at our City National Plaza and Brookhollow properties, these materials have been removed or abated from certain tenant and common areas of the building structures. We continue to remove or abate asbestos-containing materials from various areas of the building structures and as of December 31, 2009, have accrued $0.8 million for estimated future costs of such removal or abatement at City National Plaza and Brookhollow.

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

Segment Financial Information

We operate in one business segment: the acquisition, development, ownership and management of commercial and mixed-use real estate. Additionally, we operate in one geographic area: the United States. Our office portfolio generates revenues from the rental of office space to tenants, parking, rental of storage space and other tenant services. Our management activities generate revenues from third parties and joint ventures in which the Operating Partnership is a partner from property and asset management fees, acquisition fees and disposition fees. For a further discussion of segment financial information, see the financial statements commencing on page 65.

Employees

As of December 31, 2009, we had 159 employees. None of our employees are subject to a collective bargaining agreement or represented by a union, and we believe that relations with our employees are good. Our executive management team is based in our Los Angeles and Philadelphia offices.

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

Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the years ended December 31, 2009, 2008 and 2007, approximately 20.2%, 15.0% and 29.6%, respectively, of our revenue has been derived from fees earned from these relationships.

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

Many of our operating properties are owned through a joint venture or partnership with other parties. As a result, we do not exercise sole decision-making authority regarding such joint venture properties, including with respect to cash distributions or the sale of such properties. Furthermore, we may co-invest in the future through other partnerships, joint ventures or other entities, acquiring non-controlling interests or sharing responsibility for managing the affairs of a property, partnership or joint venture. Investments in partnerships, joint ventures, funds or other entities may, under certain circumstances, involve risks, including partners who may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Future disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, such as if a partner or co-venturer became bankrupt and defaulted on its reimbursement and contribution obligations to us, subjecting the property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement, or incurred debts or liabilities on behalf of the partnership or joint venture in excess of the authority granted by the partnership or joint venture agreement. In some joint ventures or other investments we make, if the entity in which we invest is a limited partnership, we have acquired and may acquire in the future all or a portion of our interest in such partnership as a general partner. In such event, we may be liable for all the liabilities of the partnership, although we attempt to limit such liability to our investment in such partnership by investing through a subsidiary.

Our joint venture partners have rights under our joint venture agreements that could adversely affect us.

As of December 31, 2009, we held interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

In June 2007, a wholly-owned subsidiary of TPG/CalSTRS, entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers, Inc. in relation to the Austin Portfolio Joint Venture. As of December 31, 2009, 33% of the Lehman affiliate’s original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.

The major decision approval rights of the Lehman affiliate include, but are not limited to, the right to approve annual business plans and budgets, financings and refinancings, sales of properties, additional capital calls not in compliance with an approved annual plan, and agreements with affiliates. The other limited partner in the Austin Portfolio Joint Venture also has approval rights over some of these major decisions.

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

We have entered into, and may enter into in the future, certain joint venture acquisition arrangements with third parties in which we identify potential acquisition properties on behalf of the joint venture, and a portion (in some cases, a substantial portion) of the capital required for each project would be funded by our joint venture partners. Although our joint venture partners have committed to fund property acquisitions, such joint venture partners may decide not to fund a particular or any potential acquisition properties for any number of reasons, including such entities may not have the capital necessary to fund projects at the time of the proposed acquisition. This may be particularly relevant in light of the liquidity issues that many real estate funding sources have faced during the recent credit crisis. Accordingly, if we identify potential acquisition opportunities in the future for these programs, we may not receive approval and/or funding from joint venture partners, notwithstanding any prior commitments for funding. UBS Wealth Management—North American Property Fund Limited has decided to liquidate and will not fund any of the original commitment that was going to be used to acquire stabilized office properties in the United States. If we do not make any acquisitions under existing or future joint ventures, it could adversely affect our ability to grow our business in accordance with our business plan.

We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.

As of December 31, 2009, the 20 largest tenants for properties in which we held an ownership interest collectively leased 31.3% of the rentable square feet of space at properties in which we hold an ownership interest, representing 36.8% of the total annualized rent generated by these properties.

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

We have significant debt obligations maturing in 2010, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our equity ownership in such properties and overall financial condition could be materially and adversely affected.

As of December 31, 2009, our total consolidated indebtedness was approximately $318.2 million. In addition, we own interests in unconsolidated entities that were subject to total indebtedness of $2.2 billion as of December 31, 2009. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust on the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interests in the entity that owns the related real property.

As of December 31, 2009, we had $17.0 million of consolidated debt related to the Campus El Segundo mortgage loan, which we have guaranteed. This loan has been extended, without any principal payment to the lender, so that it matures on July 31, 2011, and has three one-year extension options at our election subject to us complying with certain loan covenants. The lender has the right to require a $2.5 million principal reduction payment at the time of each extension. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of December 31, 2009.

The Four Points Centre construction loan in the maximum commitment amount of $40.5 million, with an amount of $26.2 million outstanding was scheduled to mature in June 2010. We have entered into an agreement with the lender to extend this loan to July 31, 2012 with two one-year extension options at our election subject to certain conditions. We have committed to pay down principal in the total amount of $7.8 million in connection with this extension; $3.9 million was paid in October 2009, $1.3 million was paid in January, 2010 and we will pay the balance in two equal installments in June and December 2010. The construction loan maintains $10.4 million available for the completion of the project. The interest rate has been increased under the extension agreement to LIBOR plus 3.5% per annum. The first extension option is subject to a 75% loan to value test and a minimum debt yield, among other things. The second extension option is subject to a 75% loan to value test, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. As of January 31, 2011, if the Four Points office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan. We have guaranteed the completion of construction, including tenant improvements, and have completed the core and shell of this property. Furthermore, we have guaranteed all of the required principal payments due in 2010 under the extension agreement of $2.6 million (after the $1.3 million payment we made in January 2010) and 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan. After the remaining $2.6 million principal reductions we will make in 2010, the outstanding balance will be $22.3 million, which results in a maximum guarantee amount based on 46.5% of $10.4 million. Upon the occurrence of certain events our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events our maximum liability as guarantor will be reduced to 25% of all sums payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of December 31, 2009. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land which is immediately adjacent to Four Points Centre office building in Austin, Texas.

The Murano construction loan, with a balance of approximately $37.0 million as of December 31, 2009 matures on July 31, 2010. There are no extension options remaining on this loan. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest on the loan during the term of the loan. We amortize the principal balance of the Murano construction loan with approximately 93% of the sales proceeds as we close on the sale of condominium units. Subsequent to December 31, 2009, we closed on the sale of four units and we have eleven units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $7.6 million. We are in discussions with the lender to extend the loan maturity to 2011, which based on the principal amortization feature of the loan, we believe is achievable. If we are unable to extend or refinance the loan, the lender could repossess the unsold units through foreclosure, which would result in an additional non-cash impairment charge. We have no guarantees on this debt other than the payment of interest through the maturity date. We do not earn any fee revenue from this project.

We have investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. Our share of the debt owed by these unconsolidated entities that matures in 2010 is approximately $258.2 million (of which approximately $142 million relates to City National Plaza, $54.8 million of which was purchased by CalSTRS in March 2010 and will be contributed to the partnership’s equity by CalSTRS); approximately $28.7 million of which is subject to extension options at our election subject to certain conditions. We are in discussions with the lenders to refinance these loans. With the exception of the Four Falls Corporate Center and Oak Hill Plaza/Walnut Hill Plaza loans which matured on March 6, 2010, and are discussed further below, we believe there is sufficient equity in these properties to refinance the maturing loans. Additional equity contributions may be required on some of these properties to achieve a refinancing of which we and CalSTRS are prepared to make. If we are unable to contribute our pro rata share and CalSTRS contributes it, our ownership interest in the respective asset would be diluted. If we and CalSTRS are unable to extend or refinance these loans, the lender could repossess the property through foreclosure, which would result in a non-cash impairment charge, potential loss of distributable cash flow and a loss of fee revenue for us.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS on unconsolidated properties at Four Falls Corporate Center and Oak Hill Plaza/Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not, as of March 18, 2010, made payment on these loans and they are currently in default. These loans are non-recourse to the Company, and we do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.

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

As of December 31, 2009, $80.1 million of our consolidated debt and $1.1 billion of our unconsolidated debt was at variable interest rates. As of December 31, 2009, we had purchased interest rate caps covering $0.9 billion of the unconsolidated floating rate loans. Interest rate hedging arrangements we enter into to cap our interest rate exposure involve risks, including that our hedging transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.

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

Our business strategy includes acquisitions and investments in real estate on an ongoing basis as market conditions warrant. These acquisitions may cause disruptions in our operations and divert management’s attention from our other day-to-day operations, which could impair our relationships with our current tenants and employees. If we acquire real estate by acquiring another entity, we may be unable to effectively integrate the operations and personnel of the acquired business. In addition, we may be unable to train, retain and motivate any key personnel from the acquired business. If our management is unable to effectively implement our acquisition strategy, we may experience disruptions to our business, which could harm our results of operations.

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

•

occupancy rates and rents, or condominium prices and absorption rates in the case of the Murano, may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable;

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

As of December 31, 2009, leases representing 6.4% and 5.2% of the rentable square feet of the office and mixed-use properties in which we held an ownership interest will expire in 2010 and 2011, respectively. Further, an additional 16.6% of the square feet of these properties was available for lease as of December 31, 2009. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some or all expiring leases at lower rates. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent upheaval in the financial markets, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Since the second half of 2007 we have been affected by a tightening of the credit markets, and we may experience difficulty refinancing existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our company to fund our portion of equity capital requirements will be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $318.2 million of consolidated debt and $2.2 billion of unconsolidated debt as of December 31, 2009;

•	our current cash flow from operating activities, which resulted in a use of cash of $6.9 million for the year ended December 31, 2009;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

If we cannot obtain capital from third-party sources when needed, we may not be able to acquire or develop properties when strategic opportunities exist, or to repay existing debt as it matures.

As a result of the limited time which we have to perform due diligence of many of our acquired properties, we may become subject to significant unexpected liabilities and our properties may not meet projections.

When we enter into an agreement to acquire a property or portfolio of properties, we often have limited time to complete our due diligence prior to acquiring the property. To the extent we underestimate or fail to investigate or identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities or the properties may fail to perform as we expected. If we do not accurately assess the liabilities associated with properties prior to their acquisition, we may pay a purchase price that exceeds the current fair value of the net identifiable assets of the acquired property. As a result, intangible assets would be required to be recorded, which could result in significant accounting charges in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, and any failure of properties to perform as expected, could adversely impact our revenue and profitability, causing a significant downturn in our financial condition, results of operations and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.

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

We have removed or abated asbestos-containing building materials from certain tenant and common areas at our City National Plaza and Brookhollow properties. We continue to remove or abate asbestos from various areas of the building structures and as of December 31, 2009, had accrued approximately $0.8 million for estimated future costs of such removal or abatement at these properties.

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

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, the per share trading price of our common stock and our ability to satisfy our debt service obligations. Environmental noncompliance liability could also affect a tenant’s ability to make rental payments to us.

Tax indemnification obligations that may arise in the event we or our Operating Partnership sell an interest in either of two of our properties could limit our operating flexibility.

We and our Operating Partnership agreed at the time of our public offering to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 14.8% of annualized rent for properties in which we held an ownership interest as of December 31, 2009. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

The success of our business and profitability of our operations are dependent on continued investment in the real estate markets and access to capital and debt financing. A long term crisis of confidence in real estate investing and lack of available credit for acquisitions would be likely to constrain our business growth. As part of our business goals, we intend to grow our properties portfolio with strategic acquisitions of core properties at advantageous prices, and core plus and value added properties where we believe we can bring necessary expertise to bear to increase property values. In order to pursue acquisitions, we need access to equity capital and also property-level debt financing. Current conditions in the financial markets may adversely impact our ability to refinance existing debt and the availability and cost of credit in the near future. Presently, access to capital and debt financing options continue to be restricted and it is uncertain how long current economic circumstances may last. Any consideration of sales of existing properties or portfolio interests may be tempered by the depressed nature of property values at present. Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness depends on our operating and financial performance, which in turn is subject to prevailing economic conditions.

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

Potential losses to our properties may not be covered by insurance and may result in our inability to repair damaged properties, as a result we could lose invested capital.

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

As of December 31, 2009, Mr. Thomas owned or controlled a significant interest in our Operating Partnership consisting of 13,813,331 units, or a 30.8% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in Operating Partnership units and incentive units (vested and unvested) representing an aggregate 5.3% equity interest in the Operating Partnership.

Members of senior management could make decisions that could have different implications for our Operating Partnership and for us, our stockholders, and our senior executive officers. For example, dispositions of interests in One Commerce Square or Two Commerce Square could trigger our tax indemnification obligations with respect to Mr. Thomas.

Our success depends on key personnel, the loss of whom could impair our ability to operate our business successfully.

We depend on the efforts of key personnel, particularly Mr. Thomas, our Chairman, Chief Executive Officer, and President. Among the reasons that Mr. Thomas is important to our success is that he has an industry reputation developed over more than 30 years in the real estate industry that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with these parties could diminish. Mr. Thomas is 73 and, although he has informed us that he does not currently plan to retire, we cannot be certain how long he will continue working on a full-time basis.

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

We are a holding company. Our primary asset is our general partnership interest in our Operating Partnership. We have no independent means of generating revenues. To the extent we require funds to pay taxes or other liabilities incurred by us, to pay dividends or for any other purpose, we must rely on funds received from our Operating Partnership. If our Operating Partnership should become unable to distribute funds to us, we would be unable to continue operations after a short period. Most of the properties owned by our subsidiaries and joint ventures are encumbered by loans. These loans generally contain lockbox arrangements and reserve requirements that may affect the amount of cash available for distribution from the subsidiaries that own the properties to the Operating Partnership. Some of the loans include cash sweep and other restrictions and provisions that prior to an event of default may prevent the distribution of funds from the subsidiaries who own these properties to our Operating Partnership. In the event of a default under any of these loans, the defaulting subsidiary or joint venture would be prohibited from distributing cash to our Operating Partnership. As a result, our Operating Partnership may be unable to distribute funds to us and we may be unable to use funds from one property to support the operation of another property. As we acquire new properties and refinance our existing properties, we may finance these properties with new loans that contain similar provisions. Some of the loans to our subsidiaries and joint ventures may contain provisions that restrict us from loaning funds to our other subsidiaries or joint ventures. If we are permitted to loan funds to our subsidiaries or joint ventures, our loans generally will be subordinated to the existing debt on our properties.

Mr. Thomas has a significant vote in certain matters as a result of his control of 100% of our limited voting stock.

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 34.0% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of December 31, 2009. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.

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

Although we have historically paid quarterly dividends on our common stock until December 2009, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. In February 2009, our board of directors reduced the quarterly dividend to $0.0125 per share, from $0.06 per share in 2008. In December 2009, our board of directors suspended the quarterly dividends to common stockholders. If, and when the dividend payments are reinstated, such quarterly dividend payments may be further reduced or stopped altogether in the future, in which case the only opportunity to achieve a positive return on an investment in our common stock would be if the market price of our common stock appreciates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Ownership Interest Properties

Our properties are located in the West Coast, Southwest, and Mid-Atlantic regions of the United States, consisting primarily of office space and also including mixed-use, multi-family and retail properties. The interests in One Commerce Square (June 1, 2004 through December 30, 2007), and Two Commerce Square (October 13, 2004 through August 5, 2008), not owned by us are reflected as noncontrolling interest. On August 6, 2008 and December 31, 2007, we exercised our option to purchase the remaining 11% interest in Two Commerce Square and One Commerce Square, respectively, for $2.0 million each, resulting in our 100% ownership of Two Commerce Square and One Commerce Square. We hold a 50% interest in 2121 Market Street; the other 50% interest is held by an entity owned by Philadelphia Management, an unaffiliated Philadelphia-based real estate developer. As of December 31, 2009, we provide asset and/or property management services for three properties on behalf of CalSTRS under a separate account relationship, and one property on behalf of the City of Sacramento. We have an ownership interest of 25% in TPG/CalSTRS, which holds a 100% ownership interest in twelve properties, and a 25% interest in ten properties in Austin, Texas. Our indirect interest in the ten properties in Austin is 6.25%.

An overview of these operating properties as of December 31, 2009 is presented below:

Consolidated properties:	Location	Percentage Interest	Rentable Square Feet (1)	Percent Leased (2)	Annualized Net Rent (3)	Annualized Net Rent Per Leased Square Foot (4)
One Commerce Square	Philadelphia, PA	100.0%	942,866	92.6%	$12,081,228	$14.12
Two Commerce Square	Philadelphia, PA	100.0	953,276	86.8	11,152,753	13.48
Four Points Centre (office buildings) (5)	Austin, TX	100.0	192,062	17.3	—	—

Total/Weighted Average:			2,088,204	83.0%	$23,233,981	$13.54

Unconsolidated properties:	Location	Percentage Interest	Rentable Square Feet (1)	Percent Leased (2)	Annualized Net Rent (3)	Annualized Net Rent Per Leased Square Foot (4)
2121 Market Street (6)	Philadelphia, PA	50.0%	22,136	100.0%	$374,685	$16.93
Reflections I	Reston, VA	25.0	123,546	100.0	2,475,038	20.03
Reflections II	Reston, VA	25.0	64,253	100.0	462,468	7.20
2500 City West	Houston, TX	25.0	578,284	91.6	5,377,260	10.24
Fair Oaks Plaza	Fairfax, VA	25.0	179,688	84.3	2,383,914	15.97
City National Plaza	Los Angeles, CA	25.0	2,496,084	83.2	35,233,350	17.26
Four Falls Corporate Center	Conshohocken, PA	25.0	253,985	78.9	3,228,377	16.30
Oak Hill Plaza	King of Prussia, PA	25.0	164,360	93.1	2,267,173	14.78
Walnut Hill Plaza	King of Prussia, PA	25.0	150,573	55.3	824,554	10.06
San Felipe Plaza	Houston, TX	25.0	980,472	87.7	9,063,267	10.69
Brookhollow Central I, II and III	Houston, TX	25.0	805,967	68.2	3,922,733	7.33
City West Place	Houston, TX	25.0	1,473,020	99.0	17,683,847	12.15
Centerpointe I & II	Fairfax, VA	25.0	421,651	53.9	4,024,724	18.31
San Jacinto Center	Austin, TX	6.3	410,248	75.6	4,225,917	13.81
Frost Bank Tower	Austin, TX	6.3	535,078	87.5	9,026,307	19.86
One Congress Plaza	Austin, TX	6.3	518,385	86.9	6,940,691	15.54
One American Center	Austin, TX	6.3	503,951	78.0	6,046,032	15.73
300 West 6th Street	Austin, TX	6.3	454,225	87.5	8,341,851	21.48
Research Park Plaza I & II	Austin, TX	6.3	271,882	96.6	4,584,599	17.41
Park 22 I-III	Austin, TX	6.3	203,193	82.5	2,337,989	14.26
Great Hills Plaza	Austin, TX	6.3	139,252	64.5	1,286,426	14.56
Stonebridge Plaza II	Austin, TX	6.3	192,864	96.0	2,894,369	15.67
Westech 360 I-IV	Austin, TX	6.3	175,529	50.1	1,144,828	13.51

Total/Weighted Average:			11,118,626	83.7%	$134,150,399	$14.61

(1)	For purposes of the tables above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail), but excludes 168 apartment units at 2121 Market Street. All of the properties have been re-measured in accordance with Building Owners and Managers Association (BOMA) 1996 standards, and the rentable area for these properties reflects the BOMA 1996 measurement guidelines except for Research Park Plaza I & II, for which the rentable area is calculated consistent with leases in place on the property and local market conventions

(2)	Percent leased represents the sum of the square footage of the existing leases as a percentage of rentable area described in (1) above.

(3)	Annualized rent represents the annualized monthly contractual rent under existing leases as of December 31, 2009 (represents 100% of the existing leases even for properties for which our percentage interest is less than 100%). For leases with a remaining term of less than one year, annualized rent includes only the amounts through the expiration of the lease. For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses) the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent.

(4)	Annualized net rent per leased square foot represents annualized rent as computed above, divided by the total square footage under lease as of the same date.

(5)	During the third quarter of 2008, we completed the core and shell construction of a two-building Class A office campus totaling approximately 192,000 square feet at Four Points Centre in suburban Austin, Texas. As of December 31, 2009, 17.3% of this space was leased to one tenant and is currently within the rent abatement period. Once the rent abatement ceases in December 31, 2010, the annualized rent will be $601,584.

(6)	The square footage and occupancy information presented for 2121 Market Street represents the information for two retail/office tenants only, and excludes the 168 residential units comprising 132,823 square feet.

Lease Expirations

The following table presents a summary of lease expirations for our consolidated properties (excluding our unconsolidated properties) for leases in place at December 31, 2009, plus available space, for each of the ten calendar years beginning January 1, 2010. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Years	Total Number of Tenants	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Rent (1)	Percentage of Total Annualized Rent	Current Rent per Square foot (2)	Rent per Square Foot at Expiration (3)
Available	—	375,109	18.1%	$—	0.0%	$—	$—
2010	13	103,532	5.0	1,227,000	5.1	11.85	12.38
2011	6	60,971	2.9	947,000	4.0	15.53	16.14
2012	10	125,691	6.1	1,857,000	7.8	14.78	15.51
2013	12	320,931	15.4	5,911,000	24.7	18.42	20.19
2014	6	91,133	4.4	1,130,000	4.7	12.40	17.03
2015	6	399,999	19.3	6,186,000	25.8	15.46	18.03
2016	4	37,214	1.8	560,000	2.3	15.04	19.13
2017	2	133,016	6.4	2,119,000	8.9	15.93	19.15
2018	3	17,129	0.8	337,000	1.4	19.65	23.76
2019	3	32,842	1.6	473,000	2.0	14.39	19.04
Thereafter	7	379,805	18.2	3,194,000	13.3	8.41	19.59

Total	72	2,077,372	100.0%	$23,941,000	100.0%

The following table presents a summary of lease expirations for our unconsolidated properties (excluding our consolidated properties) for leases in place at December 31, 2009, plus available space, for each of the ten calendar years beginning January 1, 20010. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations.

Years	Total Number of Tenants	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Rent (1)	Percentage of Total Annualized Rent	Current Rent per Square foot (2)	Rent per Square Foot at Expiration (3)
Available	—	1,819,893	16.4%	$—	0.0%	$—	$—
2010	112	743,041	6.7	12,027,000	8.3	16.19	16.26
2011	80	613,547	5.5	10,562,000	7.3	17.22	17.72
2012	73	947,360	8.6	17,766,000	12.3	18.75	19.91
2013	75	759,140	6.9	11,799,000	8.2	15.54	17.97
2014	56	1,393,733	12.6	22,162,000	15.4	15.90	18.74
2015	38	588,222	5.3	7,500,000	5.2	12.75	16.53
2016	24	655,064	5.9	9,655,000	6.7	14.74	18.43
2017	12	727,286	6.6	11,172,000	7.8	15.36	21.12
2018	18	639,248	5.8	10,698,000	7.4	16.73	23.55
2019	9	366,990	3.3	7,055,000	4.9	19.22	29.37
Thereafter	17	1,809,937	16.4	23,673,000	16.5	13.08	21.86

Total	514	11,063,461	100.0%	$144,069,000	100.0%

(1)	Annualized rent is based on the current rent per leased square foot and excludes the effect of GAAP deferred rent adjustments, tenant reimbursements and parking and other revenues.

(2)	Current rent per leased square foot represents the current base rent as of December 31, 2009 excluding any future rent bumps, divided by total square footage under the lease as of the same date.

(3)	Rent per leased square foot at expiration represents the base rent including any future rent bumps, and thus represents the base rent that will be in place at lease expiration.

An overview of our development properties as of December 31, 2009 is presented below.

Pre-Development:	Location	TPGI Percentage Interest	Number of Acres		Actual/Projected Entitlements		Units	Status of Entitlements	TPGI Share
					Potential Property Types	Square Feet			Costs Incurred to Date	Average Cost Per Square Foot	Loan Balance
Campus El Segundo (1)	El Segundo, CA	100.0%	26.1		Office/ Retail/ R&D/ Hotel	1,800,000		Entitled	$60,160	$33.42	$17,000
MetroStudio@Lankershim (2)	Los Angeles, CA	NA	14.4		Office/ Production Facility	1,500,000		Pending	14,614	9.74	—
Four Points Centre	Austin, TX	100.0	252.5		Office/ Retail/ R&D/ Hotel	1,680,000		Entitled	18,082	10.76	—
2100 JFK Boulevard	Philadelphia, PA	100.0	0.7		Office/ Retail/R&D/ Hotel	366,000		Entitled	4,895	13.37
2500 City West land	Houston, TX	25.0	3.3	(3)	Office/ Retail/ Residential/ Hotel	500,000		Entitled	900	7.20	—
CityWestPlace land	Houston, TX	25.0	25.0		Office/ Retail/ Residential	1,500,000		Entitled	5,337	14.23	—

						7,346,000			$103,988	$16.70	$17,000

Fee Services:
Universal Village (4)	Los Angeles, CA	NA	124.0		Residential/ Retail	180,000	2,937	Pending	—	—	—
Wilshire Grand (5)	Los Angeles, CA	NA	2.7		Office/ Retail/ Residential/ Hotel	2,500,000	50	Pending	—	—	—

						10,026,000	2,987		$103,988	$16.70	$17,000

					As of December 31, 2009
Condominium Units Held for Sale:	Location	TPGI Percentage Interest		Description	Number of Units Sold To Date	Total Square Feet Sold To Date	Average Sales Price Per Square Foot Sold To Date	Number of Units Remaining To Be Sold (7)	Total Square Feet Remaining To Be Sold	Average List Price Per Square Foot To Be Sold	Book Carrying Value	Loan Balance
Murano	Philadelphia, PA	73.0	% (6)	43-story for-sale condominium project containing 302 units. Certificates of occupancy received for 100% of units.	194	218,316	$521	108	133,524	$728	$64,101	$36,955

(1)	We have completed infrastructure improvements to our Campus El Segundo development site, including installing underground utilities, rough grading, and streetscape improvements. The first phase of development is anticipated to include a 225,000 square foot, six-story Class A office building and parking structure to be constructed on 2.7 acres, which we are currently marketing to prospective tenants.

(2)	We are currently entitling this property, targeting approximately 1.5 million square feet. The first phase of this transit-oriented development is planned to become a television production facility and office space, in accordance with the space needs of NBC Universal. We expect to enter into a long-term ground lease with the Los Angeles Metropolitan Transportation Authority (which owns the land) upon completion of entitlements.

(3)	The number of acres excludes approximately 3.0 acres currently under contract for sale with a third party. This parcel is not encumbered by any debt and has a carrying value of approximately $3.9 million, of which TPGI’s share is approximately $1.0 million.

(4)	We have been engaged by NBC Universal to entitle and master plan their Universal Studios Hollywood backlot on which we have a right of first offer (ROFO) to develop approximately 124 acres for residential and related retail and community-serving uses. We are pursuing environmental clearance and governmental approvals for approximately 2,937 residential units and 180,000 square feet of retail and community-serving space. Upon successful completion of the entitlement process and our exercise of the ROFO, it is anticipated this project will be developed in phases over several years, subject to market conditions.

(5)	We have been engaged by Korean Air to entitle and master plan a 2.7 acre site in downtown Los Angeles for 2,500,000 square feet of development that consists of office, hotel, residential and retail uses.

(6)	We have a $26.1 million preferred equity interest in Murano. Excluding the preferred equity interest, we hold a 73% interest in the property.

(7)	Subsequent to December 31, 2009, we have entered into contracts to sell an additional ten units and expect to close the sale of two previously contracted units. The average sales price of these twelve units is $468 per square foot. Of the 108 units remaining to sell as of December 31, 2009, 89 units are above the 29th floor and have superior views. Also included in this unit count are units on premium and penthouse floors.

Our portfolio in which we presently have an ownership interest includes approximately 21,550 vehicle spaces which are revenue generating within on-site and off-site parking facilities. The following table presents an overview of these garage properties as of December 31, 2009.

On-Site/Off-Site Parking	Square Footage	Vehicle Capacity	Vehicles Under Monthly Contract (1)	Percentage of Vehicle Capacity Under Monthly Contract
On-Site Parking (2)	6,954,093	19,065	14,825	77.8%
Off-Site Parking (3)	1,056,000	2,485	2,477	99.7%

Total	8,010,093	21,550	17,302	80.3%

(1)	Includes vehicle spaces provided to tenants under lease agreements.

(2)

Includes garage space at One Commerce Square and Two Commerce Square in which we have a 100% ownership interest, at City National Plaza, San Felipe Plaza, 2500 City West, Brookhollow Central I, II and III, 2101 CityWestPlace, and Fair Oaks Plaza, in which we have an indirect 25% ownership interest and at San Jacinto Center, Frost Bank Tower, One Congress Plaza, One American Center, and 300 West 6th Street, in which we have an indirect 6.25% ownership interest.

(3)	Includes off-site garage space for City National Plaza in which we have an indirect 25% ownership interest.

Our Managed Properties

In addition to our portfolio of operating and development properties in which we hold an ownership interest, we provide asset and/or property management services for four properties as a fee service for third parties. We asset and property manage three properties through our separate account relationship with CalSTRS. We developed and continue to property manage the CalEPA headquarters building. The table below presents an overview of those properties which we manage for third parties as of December 31, 2009. In addition, we provide asset and/or property management services for twelve properties held by TPG/CalSTRS and ten properties held by the Austin Portfolio Joint Venture as of December 31, 2009.

Managed Properties	Location	Rentable Square Feet (1)	Percent Leased
800 South Hope Street	Los Angeles, CA	242,176	97.6%
Pacific Financial Plaza	Newport Beach, CA	279,474	100.0
1835 Market Street	Philadelphia, PA	686,503	88.5
CalEPA Headquarters	Sacramento, CA	950,939	100.0

Total/Weighted Average		2,159,092	96.1%

(1)	For purposes of the table above, both on-site and off-site parking are excluded. Total portfolio square footage includes office properties and retail. The rentable area is calculated consistent with leases in place on the property and local market conventions.

ITEM 3.	LEGAL PROCEEDINGS

We have been named as a defendant in a number of lawsuits in the ordinary course of business. Management believes that the resolution of these suits will not have a materially adverse effect on our financial position and results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “TPGI”. As of March 18, 2010, there were ten stockholders of record. This figure does not reflect the beneficial ownership of shares held in the name of CEDE & Co. The following table sets forth, for the period indicated, the intra-day high and low per share sales prices in dollars on the Nasdaq Global Market for our common stock.

	High	Low
4th quarter 2009	$3.74	$2.06
3rd quarter 2009	2.98	1.18
2nd quarter 2009	2.50	1.15
1st quarter 2009	3.47	1.09
4th quarter 2008	10.34	1.64
3rd quarter 2008	11.74	7.40
2nd quarter 2008	11.04	7.92
1st quarter 2008	11.59	7.87

The closing price of our common stock as of March 18, 2010 was $3.13.

We paid quarterly dividends of $0.0125 per common share for the first three quarters in 2009 and $0.06 per common share quarterly for 2008. In December 2009, our board of directors suspended its quarterly dividends to common stockholders. The actual amount and timing of distributions is at the discretion of our board of directors and depends upon our financial condition, and no assurance can be given as to the amounts or timing of future distributions. Factors that could influence our ability to declare and pay dividends are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

There were no issuer purchases of equity securities during the year ended December 31, 2009.

Equity compensation plan information is discussed under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Measurement Comparison

The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2004 through December 31, 2009, for the common stock of our company, Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Wilshire Real Estate Securities Index (DWRS). The stock performance graph assumes an investment of $100.00 in each of our common stock and the two indices, and the reinvestment of any dividends. The historical information reflected in the graph is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last day of each month shown.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Thomas Properties Group, Inc.	$100.00	$100.00	$130.39	$89.40	$22.39	$26.18
S&P 500	$100.00	$103.00	$117.03	$121.16	$74.53	$92.01
DWRS	$100.00	$108.63	$141.54	$111.76	$63.57	$77.28

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on a historical basis for our company.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Thomas Properties Group, Inc.

(dollars in thousands, except share and per share data)

	Thomas Properties Group, Inc.
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenues:
Rental	$29,753	$30,523	$32,646	$33,076	$32,618
Tenant reimbursements	21,163	25,874	26,371	25,197	24,960
Parking and other	2,988	3,869	3,917	3,837	4,151
Investment advisory, management, leasing, and development services	9,345	7,194	12,750	6,931	3,630
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	15,023	18,263	17,921	12,603	7,805
Reimbursable property personnel costs	5,584	6,079	3,877	2,620	2,074
Condominium sales	30,226	79,758	—	—	—

Total revenues	114,082	171,560	97,482	84,264	75,238

Expenses:
Property operating and maintenance	25,339	25,608	22,690	20,805	20,593
Real estate taxes	7,225	6,482	6,087	5,904	5,803
Investment advisory, management, leasing, and development services	11,910	14,800	13,093	7,139	4,144
Reimbursable property personnel costs	5,584	6,079	3,877	2,620	2,074
Cost of condominium sales	26,492	62,436	—	—	—
Rent—unconsolidated real estate entities	350	284	241	227	233
Interest	26,868	22,763	17,721	20,570	20,784
Depreciation and amortization	12,642	11,766	11,604	12,661	12,408
General and administrative	16,732	16,411	17,326	17,202	12,914
Impairment loss	13,000	11,023	—	—	—

Total expenses	146,142	177,652	92,639	87,128	78,953

Gain on purchase of other secured loan	—	—	—	—	25,776
Gain on sale of real estate	1,214	3,618	4,441	10,640	—
Gain (loss) from early extinguishment of debt	11,921	255	—	(360)	(4,497)
Interest income	338	2,795	6,014	2,974	1,268
Equity in net loss of unconsolidated real estate entities	(16,236)	(12,828)	(14,853)	(12,909)	(16,259)

(Loss) income before (provision) benefit for income taxes and noncontrolling interests	(34,823)	(12,252)	445	(2,519)	2,573
(Provision) benefit for income taxes	(683)	1,885	(1,221)	(635)	(698)

Net (loss) income	(35,506)	(10,367)	(776)	(3,154)	1,875

Noncontrolling interests’ share of net loss (income):
Unitholders in the Operating Partnership	11,535	4,683	(249)	1,577	(1,559)
Partners in the consolidated real estate entities	2,408	198	122	(472)	328

	13,943	4,881	(127)	1,105	(1,231)

TPGI share of net (loss) income	$(21,563)	$(5,486)	$(903)	$(2,049)	$644

(Loss) earnings per share-basic and diluted	$(0.86)	$(0.24)	$(0.05)	$(0.15)	$0.03
Weighted average common shares outstanding—basic	25,173,163	23,693,577	20,739,371	14,339,032	14,301,932
Weighted average common shares outstanding—diluted	25,173,163	23,693,577	20,739,371	14,339,032	14,306,607
Cash flows from:
Operating activities	$(6,935)	$2,216	$45,507	$20,628	$20,820
Investing activities	22,474	(35,543)	(139,921)	(19,084)	(54,510)
Financing activities	(48,627)	(24,282)	156,718	(1,116)	41,099

	Thomas Properties Group, Inc.
	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data (at year end):
Investments in real estate, net	$438,454	$478,665	$463,364	$336,154	$313,161
Total assets	559,403	660,435	713,904	510,342	479,611
Mortgages, other secured, and unsecured loans	318,236	387,945	396,007	331,828	325,179
Total liabilities	357,058	439,708	478,496	375,152	344,690
Equity	202,345	220,727	235,408	135,190	134,921
Total liabilities and equity	559,403	660,435	713,904	510,342	479,611

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 68.8% as of December 31, 2009 and have control over the major decisions of the Operating Partnership.

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

Investments in real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated financial statements. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

We evaluate a property for potential impairment when events or changes in circumstances indicate that the current book value of the property may not be recoverable. Indicators of potential impairment include among other things: declining occupancy levels; declining rental rates; increasing number of tenants unable to pay their rent; deterioration in the local rental market; declining market values; our competitors’ beginning to experience financial difficulty or impair similar assets; and our inability or change of intent to hold the property.

In the event that these periodic assessments result in a determination that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. Estimates of expected future net cash flows are inherently uncertain and are based on assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. These estimates are highly subjective and require us to make assumptions relating to, among other things: future rental rates; tenant allowances; operating expenditures; property taxes; capital improvements; occupancy levels; the estimated proceeds generated from the future sale of the property or inability to sell the property; holding periods; market conditions; accessibility of capital and credit markets; recent sales activity of similar properties in the same market; our liquidity and ability and intent to hold the properties; development and construction costs; and discount rates. These estimates can change significantly between reporting periods. Due to the fact that estimates included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions may lead to additional impairment charges in the future that cannot be anticipated.

We use the equity method of accounting to account for investments in real estate entities over which we have significant influence, but not control over major decisions. In these situations, the unit of account for measurement purposes is the equity investment and not the real estate. Accordingly, if our joint venture investments meet the other-than-temporary criteria of FASB ASC 323, “Investments—Equity Method and Joint Ventures”, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of our investment.

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

Refer to the impairment loss discussion in the section titled “Comparison of the year ended December 31, 2009 to the year ended December 31, 2008” found elsewhere herein for further information on the impairment losses recorded in the years ended December 31, 2009 and 2008.

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

We have one high-rise condominium project for which we used the percentage of completion accounting method to recognize costs and sales during the construction period, up through and including June 30, 2009. Commencing with the third quarter of 2009, we have applied the deposit method of accounting to recognize sales revenue and costs. Under the provisions of FASB ASC 360-20, “Property, Plant and Equipment” subsection “Real Estate and Sales”, revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at the point of settlement as compared to the point of sale. Revenue is recognized on the contract price of individual units. Total estimated costs, net of impairment charges, are allocated to individual units which have closed on a relative value basis. Total estimated revenue and construction costs are reviewed periodically, and any change is applied to current and future periods.

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

Income taxes. We are subject to federal income taxes in the United States, and also in states and local jurisdictions in which we operate. We account for income taxes according to FASB ASC 740, “Income Taxes”. FASB ASC 740 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

In accordance with the criteria of FASB ASC 450, “Contingencies”, we record tax contingencies when the exposure item becomes probable and reasonably estimable. We assess the tax uncertainties on a quarterly basis and maintain the required tax reserves until the underlying issue is resolved or upon the expiration of the statute of limitations. Our estimate of potential outcome of any uncertain tax issue is highly judgmental and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

In July 2006, the FASB issued FASB ASC 740, “Income Taxes”, which was effective for our company on January 1, 2007. FASB ASC 740-10-15 clarifies the accounting for uncertainty in tax positions and requires that we recognize the impact of a tax position in our financial statements if that position would more likely than not be sustained on audit, based on the technical merits of the position. We recorded the cumulative effect of this change in accounting principle as an adjustment to opening retained earnings at January 1, 2007.

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

Information regarding significant tenants—Conrail. A significant amount of space at our Two Commerce Square property has historically been leased to CSX Corporation (“Conrail”). Approximately half or 375,000 square feet of this lease expired in June 2008 and the remaining half expired in June 2009. We have entered into agreements with replacement tenants at rental rates which are lower than the rates paid by Conrail. As a result, our aggregate revenues from this property are lower following the expiration of the Conrail lease. We have entered into direct leases for 624,000 square feet of the Conrail space. The lease terms range from 3 months to 139 months. Because of these direct leases, we no longer have any significant tenant concentration with Conrail.

Development and redevelopment activities. We believe that our development activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently own interests in four development projects, and TPG/CalSTRS owns four redevelopment properties and two development sites. As of December 31, 2009, we had incurred, on a consolidated basis, approximately $97.8 million of predevelopment and infrastructure costs that are reflected in Land improvements-development properties on our balance sheet. To the extent that we, or joint ventures we are a partner in, do not proceed with projects as planned, development and/or redevelopment costs would need to be evaluated for impairment.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. Included in our investment advisory, property management, leasing and development services operations are development fees we earn from unaffiliated third parties related to two separate entitlement projects—Universal Village and Wilshire Grand. The following properties are accounted for using the equity method of accounting:

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

Park Centre (as of June 2007, the date of acquisition)

Great Hills Plaza (as of June 2007, the date of acquisition)

Stonebridge Plaza II (as of June 2007, the date of acquisition)

Westech 360 I-IV (as of June 2007, the date of acquisition)

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008.

Total revenues. Total revenues decreased by $57.5 million, or 33.5%, to $114.1 million for the year ended December 31, 2009 compared to $171.6 million for the year ended December 31, 2008. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $0.7 million, or 2.3% to $29.8 million for the year ended December 31, 2009 compared to $30.5 million for the year ended December 31, 2008. The decrease was primarily related to a scheduled expiration in June 2009 of a significant lease (Conrail) at Two Commerce Square representing approximately 378,000 rentable square feet. Approximately 91% of the space from the June 2009 Conrail lease expiration has been leased to former subtenants or new tenants at current market rates, which are lower than the expired lease rates.

Tenant reimbursements. Tenant reimbursements decreased by $4.7 million or 18.1% to $21.2 million for the year ended December 31, 2009 compared to $25.9 million for the year ended December 31, 2008. The decrease was primarily related to the scheduled expiration in June 2008 of the Conrail lease at Two Commerce Square. Approximately half or 378,000 rentable square feet expired in June 2008 and the remaining half expired in June 2009. This decrease in reimbursement revenue was offset by revenues from former subtenants that are now direct tenants or new tenants.

Parking and other revenues. Parking and other revenues decreased by $0.9 million or 23.1% to $3.0 million for the year ended December 31, 2009 compared to $3.9 million for the year ended December 31, 2008. The decrease was primarily related to a decrease in transient and monthly parking at Commerce Square.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $2.1 million, or 29.2%, to $9.3 million for the year ended December 31, 2009 compared to $7.2 million for the year ended December 31, 2008. The increase was primarily due to a new development services contract signed with Korean Air and increased leasing activity at our managed properties.

Investment advisory, management, leasing and development services revenues—unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities decreased by $3.3 million, or 18.0%, to $15.0 million for the year ended December 31, 2009 compared to $18.3 million for the year ended December 31, 2008. This decrease was primarily a result of a decrease in leasing commission revenue of $2.0 million and a decrease in development and construction management fee revenue of $1.1 million across the portfolio.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The decrease of $0.5 million or 8.2% to $5.6 million for the year ended December 31, 2009 compared to $6.1 million for the year ended December 31, 2008 was primarily a result of paying the 2008 property level bonuses during 2008 which resulted in two years of bonus payments, both 2007 and 2008, being included in 2008 but only one year of expense being included in 2009.

Condominium sales. This caption represents the revenue recognized for Murano condominium units and parking spaces which closed as of December 31, 2009. The decrease of $49.6 million or 62.2% was primarily the result of a reduction in sales volume. For the twelve months ended December 31, 2009 we recognized revenue of $30.2 million, based on the sale of 75 units and 82 parking spaces. For the twelve months ended December 31, 2008 we recognized revenue of $79.8 million, based on the sale of 125 units and 119 parking spaces. Up to and including the quarter ended June 30, 2009, we accounted for units and parking spaces under contract of sale based on the percentage of completion method of accounting.

Total expenses. Total expenses decreased by $31.6 million, or 17.8%, to $146.1 million for the year ended December 31, 2009 compared to $177.7 million for the year ended December 31, 2008. The significant components of expense are discussed below.

Rental property operating and maintenance expense. Rental property operating and maintenance expense remained consistent for each of the twelve month periods ended December 31, 2009 and 2008.

Real estate taxes. Real estate taxes increased by $0.7 million or 10.8% to $7.2 million for the year ended December 31, 2009 compared to $6.5 million for the year ended December 31, 2008. The increase of $0.7 million was primarily the result of increased Philadelphia business taxes assessed on the sales proceeds of the Murano condominiums.

Investment advisory, management, leasing and development services expenses. These expenses decreased by $2.9 million, or 19.6%, to $11.9 million for the year ended December 31, 2009 as compared to $14.8 million for the year ended December 31, 2008, primarily due to a decrease in the use of consultants for system improvements and development services and a decrease in legal fees related to our formation of the Green Fund.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The decrease of $0.5 million or 8.2% to $5.6 million for the year ended December 31, 2009 compared to $6.1 million for the year ended December 31, 2008 was primarily a result of paying the 2008 property level bonuses during 2008 which resulted in two years of bonus payments, both 2007 and 2008, being included in 2008 but only one year of expense being included in 2009.

Cost of condominium sales. The decrease of $35.9 million is due to reduced sales of units during 2009. For the twelve months ended December 31, 2009, we recognized costs of $26.5 million, based on sales of 75 units and 82 parking spaces compared with $62.4 million for the twelve months ended December 31, 2008, based on sales of 125 units and 119 parking spaces.

Interest expense. Interest expense increased by $4.1 million or 18.0% to $26.9 million for the year ended December 31, 2009 as compared to $22.8 million for the year ended December 31, 2008. The increase in interest expense is primarily attributable to $5.5 million in interest costs no longer being capitalized on Murano and our Four Points office buildings due to the completion of development on these projects during the year ended December 31, 2008 offset primarily due to a decrease in interest expense relating to the Murano of approximately $1.6 million resulting from payments on of the construction loan.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.8 million or 6.8% to $12.6 million for the year ended December 31, 2009 compared to $11.8 million for the year ended December 31, 2008. The increase is partially attributable to the purchase of 11% interests in One and Two Commerce Square during 2008. The increase is also attributable to the completion of construction and opening of the marketing center at Campus El Segundo during 2008.

General and administrative. General and administrative expenses increased by $0.3 million or 1.8% to $16.7 million for the year ended December 31, 2009 compared to $16.4 million for the year ended December 31, 2008. The increase is attributable to costs associated with the postponed equity offering during 2009.

Impairment Loss. We recognized an impairment charge related to our Murano condominium project whose units are complete and held for sale of $13.0 million for the year ended December 31, 2009 compared to an $11.0 million impairment charge for the year ended December 31, 2008. We are required to record Murano at its estimated fair value as it meets the held for sale criteria of FASB ASC 360, “Property, Plant and Equipment”. These non-cash impairment charges related to Murano are included in the “Impairment loss” line item in the consolidated statements of operations for the respective years. In addition, we recorded an impairment charge in accordance with the criteria of FASB ASC 323, “Investments—Equity Method and Joint Ventures” for our investment in the Austin Joint Venture, which is accounted for under the equity method, of $1.2 million for the year ended December 31, 2009 compared to a $1.2 million impairment charge for the year ended December 31, 2008. Additionally, we recorded impairment charges related to certain of our other properties accounted for using the equity method of accounting. Our 25 percent share of these impairment charges is as follows: Four Falls Corporate Center of $3.1 million; Walnut Hill Plaza of $1.4 million and Centerpointe I & II of $10.3 million. There were no impairment charges recorded for these properties for the year ended December 31, 2008. These non-cash impairment charges related to both our investment in the Austin Joint Venture and other properties accounted for using the equity method are included in the “Equity in net loss of unconsolidated real estate entities” line item in the consolidated statements of operations for the respective years.

As discussed in our critical accounting policies, the estimates of expected future net cash flows are inherently uncertain, and are based on assumptions dependent upon future and current market conditions and events that affect the ultimate value of the properties. These estimates can change significantly between reporting periods. Due to the fact that estimates included in cash flow models are based on historical results and projected trends, unexpected changes in market conditions may lead to additional impairment charges in the future that cannot be anticipated.

One key assumption considered in our undiscounted cash flows test is the investment holding period. Certain of our properties (City National Plaza, 2500 City West, Brookhollow Central and CityWestPlace) have debt that matures in 2010. If we are unable to successfully refinance or extend all or a portion of this debt, the holding period used for the impairment testing would be subject to reconsideration, potentially resulting in undiscounted cash flows less than the book carrying values, which could potentially result in impairment if the estimated fair market value of these assets is less than their book carrying amount. With respect to City National Plaza, 2500 City West and CityWestPlace, the estimated fair value on a discounted cash flow basis for each asset exceeds the book carrying value, so no impairment would exist. With respect to Brookhollow Central, we believe it will be successfully refinanced as the estimated fair value is sufficiently greater than the debt balance. There could potentially be an impairment loss, though, if the holding period were revised as the estimated fair value for this asset is less than the book carrying amount.

Further, our Oak Hill Plaza property failed the undiscounted cash flows test at December 31, 2009 using a limited holding period in the test due to uncertainty regarding the maturing debt due in March 2010. The estimated fair market value for Oak Hill Plaza exceeds the book carrying value, though, so there is no impairment loss.

Additionally , the book carrying value of our Murano project, net of the impairment charges recorded as of December 31, 2009, is reflective of the Company’s estimation of future absorption rates and sales prices, which are supported by a third party appraisal. If the actual absorption and sales prices are materially less than the projection, we could potentially need to record additional impairment in future periods.

Gain on sale of real estate. Gain on sale of real estate decreased by $2.4 million, or 66.7%, to $1.2 million for the year ended December 31, 2009 compared to $3.6 million for the year ended December 31, 2008. For the twelve months ended December 31, 2009 we recognized a gain of $1.2 million related to the sale of a 1.9 acre land parcel adjacent to our Four Points development project. For the twelve months ended December 31, 2008 we recognized a previously deferred gain of $3.6 million related to the sale of a parcel of land at our Campus El Segundo development project. A 14.1 acre parcel at Campus El Segundo was sold in 2006 for $24.6 million resulting in a total gain of $18.4 million. We were obligated to fund certain infrastructure improvements of approximately $2.7 million with respect to the development of the sold parcel. The remaining deferred gain was recognized upon completion of the remaining infrastructure improvements during the year ended December 31, 2008.

Interest income. Interest income decreased by $2.5 million, or 89.3%, to $0.3 million for the year ended December 31, 2009 compared to $2.8 million for the year ended December 31, 2008, due to declining investment balances and lower interest rates.

Equity in net loss of unconsolidated real estate entities. Equity in net loss of unconsolidated real estate entities increased by $3.4 million, or 26.6%, to a net loss of $16.2 million for the year ended December 31, 2009 compared to a net loss of $12.8 million for the year ended December 31, 2008. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net loss and equity in net loss for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Revenue	$324,694	$322,553
Operating and other expenses	(166,575)	(170,019)
Interest expense	(104,105)	(126,386)
Depreciation and amortization	(120,129)	(125,565)
Impairment loss	(64,044)	(4,840)
Gain on early extinguishment of debt	67,017	—
Loss from discontinued operations	(83)	(104)

Net loss	$(63,225)	$(104,361)

Thomas Properties’ share of net loss	$(19,794)	$(16,168)
Intercompany eliminations	3,558	3,340

Equity in net loss of unconsolidated real estate entities	$(16,236)	$(12,828)

Net loss from unconsolidated real estate entities for the year ended December 31, 2009 compared to the year ended December 31, 2008 decreased, primarily due to the gain from the extinguishment of debt in the Austin Portfolio Joint Venture and decreased interest expense resulting from lower interest rates on floating rate debt, offset by impairment charges recognized during 2009.

Our share of net loss from unconsolidated real estate entities for the year ended December 31, 2009 compared to the year ended December 31, 2008 increased primarily due to our relatively smaller interest in the Austin Portfolio Joint Venture’s gain on early extinguishment of debt.

(Provision) benefit for income taxes. Provision for income taxes decreased by $2.6 million, or 136.8%, to a provision of $0.7 million for the year ended December 31, 2009 compared to a benefit of $1.9 million for the year ended December 31, 2008. This change is attributable primarily to the Company recording a valuation allowance of $7.4 million in the current year.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007.

Total revenues. Total revenues increased by $74.1 million, or 76.0%, to $171.6 million for the year ended December 31, 2008 compared to $97.5 million for the year ended December 31, 2007. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $2.1 million, or 6.4% to $30.5 million for the year ended December 31, 2008 compared to $32.6 million for the year ended December 31, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of a significant lease at Two Commerce Square representing approximately 375,000 rentable square feet. Approximately 66% of the space from the June 2008 Conrail lease expiration has been leased to former subtenants or new tenants at current market rates, which are lower than the expired lease rates.

Tenant reimbursements. Tenant reimbursements decreased by $0.5 million or 1.9% to $25.9 million for the year ended December 31, 2008 compared to $26.4 million for the year ended December 31, 2007. The decrease was primarily related to a scheduled expiration in June 2008 of the Conrail lease at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants that are now direct tenants or new tenants.

Parking and other revenues. Parking and other revenues remained consistent for each of the twelve month periods ended December 31, 2008 and 2007.

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

Investment advisory, management, leasing and development services revenues—unconsolidated real estate entities. This caption represents revenues earned from services provided to entities in which we use the equity method to account for our ownership interest since we have significant influence, but not control over the entities. Revenues from these services from unconsolidated real estate entities increased by $0.4 million, or 2.2%, to $18.3 million for the year ended December 31, 2008 compared to $17.9 million for the year ended December 31, 2007. This increase was primarily a result of an increase in fee income of $1.5 million related to the Austin Portfolio Joint Venture properties acquired in June 2007 and an increase of $0.5 million in fee income related to the rest of the portfolio, which was offset by a decrease in acquisition fees of $1.7 million related to the property investments in Fairfax, Virginia acquired in January 2007, and Austin, Texas acquired in June 2007 as well as a decrease of $0.5 million in asset management fees primarily related to our Houston portfolio.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The increase of $2.2 million or 56.4% to $6.1 million for the year ended December 31, 2008 compared to $3.9 million for the year ended December 31, 2007 was primarily a result of an increase in personnel as a result of the acquisition of the Austin Portfolio Joint Venture properties in June 2007 resulting in operations for a full twelve months in 2008 compared to seven months in 2007.

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

Rental property operating and maintenance expense. Rental property operating and maintenance expense increased by $2.9 million, or 12.8%, to $25.6 million for the year ended December 31, 2008 as compared to $22.7 million for the year ended December 31, 2007. The increase is primarily due to an increase in various operating expenses, such as professional services, engineering, utilities and business taxes as well as increased bad debt charges, and marketing and other expenses related to our completed development properties.

Real estate taxes. Real estate taxes remained consistent for each for the twelve month periods ended December 31, 2008 and 2007.

Investment advisory, management, leasing and development services expenses. These expenses increased by $1.7 million, or 13.0%, to $14.8 million for the year ended December 31, 2008 as compared to $13.1 million for the year ended December 31, 2007, primarily due to an increase in the use of consultants for accounting software improvements and development services and legal fees related to the formation of the Green Fund, offset by a decrease in leasing costs in Houston due to lower leasing volume in 2008 compared to 2007.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The increase of $2.2 million or 56.4% to $6.1 million for the year ended December 31, 2008 compared to $3.9 million for the year ended December 31, 2007 was primarily a result of an increase in salaries and employment related costs related to the Austin Portfolio Joint Venture properties acquired in June 2007, resulting in operations for a full twelve months in 2008 compared to seven months in 2007.

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

Interest expense. Interest expense increased by $5.1 million or 28.8% to $22.8 million for the year ended December 31, 2008 as compared to $17.7 million for the year ended December 31, 2007. The increase in interest expense is primarily attributable to $5.1 million in interest costs no longer being capitalized on Murano and our Four Points office buildings due to the completion of development on these projects during the year ended December 31, 2008 and increased interest of $0.2 million related to the Campus El Segundo development being completed offset by a decrease in interest expense relating to Two Commerce Square of $0.7 million primarily due to the amortizing loan balances for the mortgage and mezzanine loans.

Depreciation and amortization expense. Depreciation and amortization expense remained consistent for each for the twelve month periods ended December 31, 2008 and 2007.

General and administrative. General and administrative expenses decreased by $0.9 million, or 5.2%, to $16.4 million for the year ended December 31, 2008 compared to $17.3 million for the year ended December 31, 2007. The decrease is due to a decrease in salaries and benefits related to a reduction in bonuses for the year ended December 31, 2008 as well as a $0.6 million decrease in business taxes due to a refund of Philadelphia business privilege tax and a decrease in certain Delaware corporate taxes.

Impairment Loss. We recognized a non-cash impairment charge of $11.0 million related to our Murano condominium project whose units are complete and held for sale. We are required to record Murano at its estimated fair value as it meets the held for sale criteria of FASB ASC 360, “Property, Plant and Equipment”. There was no corresponding impairment charge in 2007.

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

Interest income. Interest income decreased by $3.2 million, or 53.3%, to $2.8 million for the year ended December 31, 2008 compared to $6.0 million for the year ended December 31, 2007, due to declining investment balances and lower interest rates.

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

	2008	2007
Revenue	$322,553	$258,512
Operating and other expenses	(170,019)	(138,942)
Interest expense	(126,386)	(118,182)
Depreciation and amortization	(125,565)	(107,633)
Impairment loss	(4,840)	—
Noncontrolling interest	—	(104)
(Loss) income from discontinued operations	(104)	7,662

Net loss	$(104,361)	$(98,687)

Thomas Properties’ share of net loss	$(16,168)	$(17,465)
Intercompany eliminations	3,340	2,612

Equity in net loss of unconsolidated real estate entities	$(12,828)	$(14,853)

Net loss from unconsolidated real estate entities for the year ended December 31, 2008 compared to the year ended December 31, 2007 increased primarily due to the acquisition of our interest in the Austin Portfolio Joint Venture in June 2007 and an impairment loss recognized in 2008. In addition, income from discontinued

operations for unconsolidated real estate entities decreased by $7.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to the sale of Intercontinental Center in 2007.

Our share of net loss from unconsolidated real estate entities for the year ended December 31, 2008 compared to the year ended December 31, 2007 decreased primarily due to our relatively smaller interest in the Austin Portfolio Joint Venture.

(Provision) benefit for income taxes. Provision for income taxes decreased by $3.1 million, or 258.3%, to a benefit of $1.9 million for the year ended December 31, 2008 compared to a provision of $1.2 million for the year ended December 31, 2007. Of this decrease, an increase of approximately $0.4 million is attributable to the interest on unrecognized benefits, which is recorded as a component of income tax expense, and the remainder of $2.7 million is attributable to applying the statutory rate of 35% to the change in book income for the year ended December 31, 2007 of $0.3 million to a book loss for the year ended December 31, 2008 of $7.4 million. Refer to our tax rate reconciliation in our financial statement footnotes for a detailed reconciliation of our effective tax rate.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of December 31, 2009, we have unrestricted cash and cash equivalents of $35.9 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including debt service, property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities. Additionally, as noted elsewhere herein, on December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for $36.6 million in nonrecourse senior and junior mezzanine loans on Two Commerce Square which were scheduled to mature in January 2010. We do not have any present intent to reserve funds to retire existing debt upon maturity. We will instead seek to refinance this debt at maturity or retire the long-term debt through the issuance of securities, as market conditions permit. There can be no assurances that such debt refinancing will be available at the time of such maturities on acceptable terms, if at all, and our cost of capital could increase as a result of any such debt refinancing. If we are unable to obtain debt refinancing for properties in which we own an interest at maturity, we may lose some or all of our equity interests in such properties. Additionally, existing stockholders could experience substantial dilution in the event we are required to issue additional equity capital.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS on unconsolidated properties at Four Falls Corporate Center and Oak Hill Plaza/Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not, as of March 18, 2010, made payment on these loans and they are currently in default. These loans are non-recourse to the Company, and we do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.

As of December 31, 2009, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $1.2 million; and (2) the Thomas High Performance Green Fund, an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1,

2007. We estimate we will fund all of the $1.2 million in 2010. Our requirement to fund all or a portion of our commitments to the Thomas High Performance Green Fund is subject to our identifying properties to acquire that are mutually acceptable to us, and our partners. Our cash requirements for the Green Fund could be reduced by contributions by us to the fund of assets in which we have an interest.

In December 2009, our board of directors suspended its quarterly dividends to common stockholders. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our joint venture properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

Development and Redevelopment Projects

We own interests in four development projects, and our joint venture with CalSTRS owns four redevelopment properties and two development sites.

We anticipate seeking to mitigate our development risk on all of our development projects by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. There can be no assurance we will be able to successfully implement these risk mitigation measures.

We substantially completed construction in 2008 of the Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia. We entered into contracts for 125 units and 119 parking spaces, and recognized a gain on sale of approximately $17.3 million for the year ended December 31, 2008. Due to the deteriorating market conditions in the second half of 2008, we recorded an $11.0 million non-cash impairment charge during the three months ended December 31, 2008. During the year ended December 31, 2009, we entered into contracts for 82 units and 87 parking spaces, had twelve forfeitures and recognized a gain on sale of approximately $3.7 million. Of the twelve forfeitures, eleven related to prior year sales and one related to a 2009 sale, which was resold to a new buyer during 2009. Subsequent to December 31, 2009, we signed contracts for ten additional units. We recorded a $13.0 million non-cash impairment charge for the year ended December 31, 2009 on the Murano based on our estimation of future absorption and sales prices. Murano is classified as Condominium units held for sale on our balance sheets.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing.

•

Construction of the Murano was financed in part with a construction loan up to $142.5 million. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan has a balance of $37.0 million as of December 31, 2009. Subsequent to December 31, 2009, we closed on the sale of four units and we have eleven units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $7.6 million. We are in discussions with the lender to extend the loan maturity to 2011, which based on the principal amortization feature of the loan, we believe is achievable. If we are unable to extend or refinance the loan, the lender could repossess the unsold units through foreclosure, which would result in an additional non-cash impairment charge. We have no guarantees on this debt other than the payment of interest through the maturity date. We do not earn any fee revenue from this project.

•

The completed core and shell construction of two office buildings at our development site at Four Points Centre was financed in part with a construction loan, which has an outstanding balance as of December 31, 2009 of $26.2 million with additional borrowing capacity of $10.4 million to fund tenant improvements and other project costs. On October 13, 2009, the Four Points Centre construction loan was extended to July 31, 2012 with two one-year extension options subject to certain conditions. We have committed to pay down the principal amount of the loan in the total amount of $7.8 million of which we paid $3.9 million in October, 2009, $1.3 million in January, 2010 and we will pay the balance in two equal installments, in June and December, 2010. In addition, we paid $2.225 million in June 2009 which was held by the lender to fund any remaining project costs. As of December 31, 2009, these funds have been fully disbursed. The interest rate on the loan has been increased to LIBOR plus 3.50% per annum. We have guaranteed all of the required principal payments due in 2010 of $2.6 million (after the $1.3 million payment we made in January 2010) and 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan. After the remaining $2.6 million principal reductions we will make in 2010, the outstanding balance will be $22.3 million, which results in a maximum guarantee amount based on 46.5% of $10.4 million. We also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings.

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

We are also involved in managing the following three entitlement projects:

•

We are presently entitling approximately 14.4 acres in Los Angeles, California, for office, production facility, residential and retail uses. The project, called Metro Studio@Lankershim, will include up to 1.5 million square feet. Upon completion of entitlements, we expect to enter into a long-term ground lease with the Los Angeles County Metropolitan Transportation Authority, which owns the land.

•

We have been engaged by NBC/Universal to entitle, master plan and develop (subject to our right of first offer) 124 acres located adjacent to Universal City in Los Angeles for the development of a residential and retail town center commonly referred to as Universal Village. We anticipate completing the development of these projects as market feasibility permits.

•

Korean Air, a subsidiary of Hanjin Group, has retained us as fee developer for the entitlement, design and redevelopment of the 2.7 acre Wilshire Grand property in downtown Los Angeles. The Wilshire Grand project envisions the development of two buildings, one approximately 65 stories and the other approximately 45 stories, to include approximately 1.5 million square feet of office, 560 hotel rooms, and 100 residential condominiums, with supporting retail and restaurant uses, for a total project size of up to approximately 2.5 million gross square feet.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our One Commerce Square and Two Commerce Square properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. We are contractually committed to incur expenditures of approximately $4.7 million in capital improvements, tenant improvements, and leasing commissions for the One Commerce Square and Two Commerce Square properties, collectively, during 2010 through 2013.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at December 31, 2009 is as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Regularly scheduled principal payments (2)	$4,400	$1,971	$2,161	$1,946	$1,884	$1,996	$14,358
Balloon payments due at maturity (1)(2)	36,955	17,000	22,277	106,437	—	121,209	303,878
Interest payments—fixed rate debt (3)	14,357	14,290	14,205	10,055	7,135	7,615	67,657
Interest payments—variable rate debt (3)	—	—	—	—	—	—	—
Capital commitments (4)	5,667	11	—	235	—	—	5,913
Operating lease (5)	298	310	322	335	122	—	1,387
Obligations associated with uncertain tax positions (6)	—	—	—	—	—	—	—

Total	$61,677	$33,582	$38,965	$119,008	$9,141	$130,820	$393,193

(1)	The Murano construction loan has a balance of $37.0 million as of December 31, 2009 with a maturity date of July 31, 2010. There are no extension options remaining on this loan. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest during the term of the loan. We amortize the principal balance of the Murano construction loan with approximately 93% of the sales proceeds as we close on the sale of condominium units. Subsequent to December 31, 2009, we closed on the sale of four units and we have eleven units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $7.6 million. We are in discussions with the lender to extend the loan maturity to 2011, which based on the principal amortization feature of the loan, we believe is achievable. If we are unable to extend or refinance the loan, the lender could repossess the unsold units through foreclosure, which would result in an additional non-cash impairment charge. We have no guarantees on this debt other than the payment of interest through the maturity date. We do not earn any fee revenue from this project.

(2)	On October 13, 2009, the Four Points Centre construction loan in the amount of $26.2 million was extended to July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. We have committed to pay down the principal amount of the loan in the total amount of $7.8 million, of which we paid $3.9 million in October, 2009, $1.3 million in January, 2010 and we will pay the balance in two equal installments, in June and December, 2010. The loan has an unfunded balance of $10.4 million which is available to fund any remaining project costs. In addition, we paid $2.225 million in June 2009 which was held by the lender to fund any remaining project costs. As of December 31, 2009, these funds were fully disbursed. The interest rate on the loan has been increased to LIBOR plus 3.50% per annum. The balance of the loan as of December 31, 2009 was $26.2 million.

(3)	As of December 31, 2009, 75.0% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 25.0% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 1.5% to 3.3%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of December 31, 2009, the one-month LIBOR was 0.23%.

(4)	Capital commitments of our company and consolidated subsidiaries include approximately $4.7 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $1.2 million to our TPG/CalSTRS joint venture, which we estimate we will fund in 2010. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(5)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available extension options.

(6)	The obligations associated with uncertain tax provisions under FASB ASC 740 in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of December 31, 2009, $19.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Included within the unrecognized tax benefits is $2.1 million of accrued interest. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of December 31, 2009, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We do not have sole control of these entities, and none of the entities are considered variable interest entities. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties owned by our unconsolidated real estate entities as of December 31, 2009 (in thousands). For loans which had maturity dates extended subsequent to December 31, 2009, the new maturity date is reflected in the Maturity Date column. None of these loans are recourse to us other than as noted in footnote 9 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at December 31, 2009			Principal Amount	Maturity Date	Maturity Date at end of Extension Options
City National Plaza (1)(2)
Senior mortgage loan (3)	LIBOR	+	1.07%	$348,925	7/9/2010	7/9/2010
Senior mezzanine loan-Note A (3)	LIBOR	+	2.59%	67,886	7/9/2010	7/9/2010
Senior mezzanine loan-Note B (3)	LIBOR	+	1.90%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note C (3)	LIBOR	+	2.25%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note D (3)	LIBOR	+	2.50%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note E (3)	LIBOR	+	3.05%	22,293	7/9/2010	7/9/2010
Junior mezzanine loan (3)	LIBOR	+	5.00%	58,188	7/9/2010	7/9/2010
Note payable to former partner			5.75%	19,758	7/1/2012	1/4/2016
CityWestPlace
Fixed			6.16%	121,000	7/6/2016	7/6/2016
Floating (3)(4)	LIBOR	+	1.25%	92,400	7/1/2010	7/1/2011
San Felipe Plaza
Mortgage loan-Note A (15)			5.28%	101,500	8/11/2010	8/11/2010
Mortgage loan-Note B (15)	LIBOR	+	3.00%	16,200	8/11/2010	8/11/2010
2500 City West
Mortgage loan-Note A (15)			5.28%	70,000	8/11/2010	8/11/2010
Mortgage loan-Note B (15)	LIBOR	+	3.00%	14,132	8/11/2010	8/11/2010
Brookhollow Central I, II and III
Mortgage loan-Note A (3) (15)	LIBOR	+	0.44%	24,154	8/9/2010	8/9/2010
Mortgage loan-Note B (3) (15)	LIBOR	+	4.25%	10,893	8/9/2010	8/9/2010
Mortgage loan-Note C (3) (15)	LIBOR	+	4.86%	16,746	8/9/2010	8/9/2010
Four Falls Corporate Center
Mortgage loan-Note A			5.31%	42,200	3/6/2010	3/6/2010
Mortgage loan-Note B (3)(5)(6)(7)	LIBOR	+	3.25%	9,867	3/6/2010	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A			5.31%	35,300	3/6/2010	3/6/2010
Mortgage loan-Note B (3)(5)(7)(8)	LIBOR	+	3.25%	9,152	3/6/2010	3/6/2010
2121 Market Street mortgage loan (9)			6.05%	18,508	8/1/2033	8/1/2033
Reflections I mortgage loan			5.23%	21,788	4/1/2015	4/1/2015
Reflections II mortgage loan			5.22%	9,077	4/1/2015	4/1/2015
Centerpointe I & II (10)
Senior mortgage loan (3)	LIBOR	+	0.60%	55,000	2/9/2011	2/9/2012
Mezzanine loan-Note A (3)	LIBOR	+	1.51%	25,000	2/9/2011	2/9/2012
Mezzanine loan-Note B (3)	LIBOR	+	2.49%	21,618	2/9/2011	2/9/2012
Mezzanine loan-Note C (3)	LIBOR	+	3.26%	22,162	2/9/2011	2/9/2012
Fair Oaks Plaza			5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B			6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A			6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B			6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street			6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II
Senior mortgage loan (3)(11)	LIBOR	+	0.55%	23,560	6/9/2010	6/9/2012
Mezzanine loan (3)(11)	LIBOR	+	2.01%	27,940	6/9/2010	6/9/2012
Stonebridge Plaza II
Senior mortgage loan (3)(11)	LIBOR	+	0.63%	19,800	6/9/2010	6/9/2012
Mezzanine loan (3)(11)	LIBOR	+	1.76%	17,700	6/9/2010	6/9/2012
Austin Portfolio Bank Term Loan (12)(13)	LIBOR	+	3.25%	115,675	6/1/2013	6/1/2014
Austin Senior Secured Priority Facility (14)	10%	-	20%	21,617	6/1/2012	6/1/2012

Total outstanding debt of unconsolidated properties				$2,221,046

The 30 day LIBOR rate for the loans above was 0.23% at December 31, 2009, except for the Austin Bank Term Loan (see footnotes 13 and 14).

(1)	The City National Plaza senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to 0.25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to 0.5% of the loan amount. Under certain circumstances all of the exit fees will be waived.

(2)	Subsequent to December 31, 2009, we negotiated on behalf of CalSTRS, our partner in City National Plaza, for CalSTRS to acquire all of the property’s mezzanine debt, which has a principal balance of approximately $219.1 million, and is scheduled to mature on July 9, 2010. CalSTRS acquired this debt and will contribute it to the partnership’s equity, reducing the leverage on the property from $568.0 million to $348.9 million, all of which is first mortgage debt. We are in discussions with CalSTRS to obtain an option to participate in the loan purchase, on or after the maturity of the mezzanine debt, based on our current pro rata share of 25% of the existing City National Plaza equity. We are in discussions with lenders to refinance the senior mortgage loan. We believe there is sufficient equity in this project to achieve a refinancing. If TPG/CalSTRS is unable to extend or refinance this loan, the lender could repossess the property through foreclosure, which would result in a non-cash impairment charge, potential loss of distributable cash flow and a loss of fee revenue for us.

(3)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(4)	This loan has a one-year extension option remaining at our election.

(5)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of December 31, 2009, one month LIBOR is below 2.25%, per annum.

(6)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Oak Hill Plaza/Walnut Hill Plaza.

(7)	A subsidiary of TPG/CalSTRS (the “Borrower”) was unable to repay the loan by the maturity date of March 6, 2010 and therefore, the loan is in default. Pending a resolution of the loan default, either through a restructure of the debt, a sale or other transfer of the properties or the appointment of a receiver, we expect that we will continue to manage the properties pursuant to our management agreement with the Borrower. The management and leasing agreement expired on March 1, 2010, and is automatically renewed for successive periods of one year each, unless we elect not to renew the agreement. Due to the maturity date default, the lender has the authority to terminate us as the property manager. If the Borrower is unable to extend or refinance this loan, the lender could repossess the property through foreclosure, which would result in a loss of fee revenue for us. Refer to footnote 3 and footnote 4 in the TPG/CalSTRS financial statements for further details of the TPG/CalSTRS’ debt and related party arrangements.

(8)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Four Falls Corporate Center.

(9)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan. The loan is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

(10)

The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The weighted average interest rate on the mezzanine loans as of December 31, 2009 was 2.6% per annum. The weighted average interest rate on all of the loans was 1.8% per annum. All of these loans have one one-year extension option remaining at our election subject to a debt service coverage ratio of 1:1.

(11)	These loans have two one-year extension options at our election.

(12)	During 2008, the Austin Portfolio Joint Venture entered into an interest rate collar agreement for $96.25 million, in which it bought a cap and sold a floor. On December 18, 2009, we entered into a settlement agreement with Lehman Brothers Holdings Inc. to terminate the interest rate collar agreement for TPG Austin Portfolio Holdings LLC. The Company settled this obligation with the Lehman affiliate on January 25, 2010.

(13)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan.

(14)	During 2009, TPG-Austin Portfolio Holdings LP entered into agreements pursuant to which (i) an existing $100 million revolving loan was terminated, (ii) a senior secured priority facility of $60 million was established which a subsidiary of TPG/CalSTRS agreed to fund 25% on a pari passu basis with affiliates of Lehman Brothers and a sovereign wealth fund that are partners in the Austin Portfolio Joint Venture, and (iii) the venture purchased and retired $80 million of the Austin Portfolio bank term loan at a discount to face value, reducing that loan from $192.5 million to $112.5 million. The new $60 million Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio bank term loan, is senior in payment and right to the collateral to the bank term loan. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. This restructure resolved the claims of the Austin Portfolio Joint Venture against Lehman arising from Lehman’s failure to fund the $100 million revolving loan.

(15)	We are in discussions with the lender to refinance this loan. We believe there is sufficient equity in this project to achieve a refinancing. If TPG/CalSTRS is unable to extend or refinance this loan, the lender could repossess the property through foreclosure, which would result in a non-cash impairment charge, potential loss of distributable cash flow and a loss of fee revenue for us.

Cash Flows

Comparison of year ended December 31, 2009 to year ended December 31, 2008

Cash and cash equivalents were $35.9 million as of December 31, 2009 and $69.0 million as of December 31, 2008.

Operating Activities—Net cash used in operating activities was $6.9 million for the year ended December 31, 2009, which represented a decrease of $9.1 million from the net cash provided by operations of $2.2 million for the year ended December 31, 2008. The decrease was primarily the result of an increase in net loss of $25.1 million attributable to the Company.

Investing Activities—Net cash used in investing activities decreased by $58.0 million to $22.5 million provided by investing activities for the year ended December 31, 2009 compared to $35.5 million utilized in investing activities for the year ended December 31, 2008. The increase was primarily the result of a decrease in expenditures for real estate improvements of $86.2 million offset by lower proceeds from the sale of Murano condominiums of $30.8 million

Financing Activities—Net cash used in financing activities increased by $24.3 million to $48.6 million for the year ended December 31, 2009 compared to $24.3 million used in financing activities for the year ended December 31, 2008. The increase was primarily the result of a reduction of proceeds from mortgage and other secured loans of $67.0 million. The increase was offset by a decrease of $19.6 million related to principal payments of mortgage and other secured loans, $13.1 million in proceeds from a registered direct equity offering during the year ended December 31, 2009 and a decrease of $5.6 million related to the payment of dividends to common stockholders and distributions to limited partners of the operating partnership.

Comparison of year ended December 31, 2008 to year ended December 31, 2007

Cash and cash equivalents were $69.0 million as of December 31, 2008 and $126.7 million as of December 31, 2007.

Operating Activities—Net cash provided by operating activities decreased by $43.3 million to $2.2 million for the year ended December 31, 2008 compared to $45.5 million for the year ended December 31, 2007. The decrease was primarily the result of an increase in net loss of $4.6 million attributable to the Company, gain on sale of Murano condominiums of $17.3 million, a decrease of $35.4 million in accounts payable and other liabilities and a decrease in deferred rents of $2.5 million primarily due to lease expirations for Conrail . The decreases were offset by the Murano impairment loss of $11.0 million and a decrease in receivables from unconsolidated subsidiaries resulting in payments of $4.5 million for lease commissions and other fees.

Investing Activities—Net cash used in investing activities decreased by $104.4 million to $35.5 million for the year ended December 31, 2008 compared to $139.9 million for the year ended December 31, 2007. The decrease was primarily the result of a decrease in expenditures for real estate improvements of $22.5 million, proceeds of $69.3 million received from the sale of Murano condominiums and a decrease of $18.8 million related to acquisitions of unconsolidated real estate entities. The increases were offset by $4.0 million used for the purchase of interests in One Commerce Square and Two Commerce Square and a decrease in the return of capital from unconsolidated real estate entities of $3.1 million.

Financing Activities—Net cash provided by financing activities decreased by $181.0 million to $24.3 million utilized for the year ended December 31, 2008 compared to $156.7 million provided by financing activities for the year ended December 31, 2007. The decrease was primarily the result of proceeds from our April 2007 public offering, net of offering costs, of $139.3 million and a decrease of $69.8 million related to principal payments of the Murano loans. The decreases were offset by $33.6 million related to payments for the redemption of operating units in 2007.

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

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of December 31, 2009, our company had $80.1 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.1 billion bears interest at floating rates. As of December 31, 2009, interest rate caps have been purchased for $0.9 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at December 31, 2009 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2010	$500	$40,855	$41,355
2011	1,971	17,000	18,971
2012	2,161	22,277	24,438
2013	108,383	—	108,383
2014	1,884	—	1,884
Thereafter	123,205	—	123,205

Total	$238,104	$80,132	$318,236

Weighted average interest rate	5.95%	4.90%	5.69%

We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At December 31, 2009, our variable rate long-term debt represents 25.2% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 15.3% of the weighted average variable rate at December 31, 2009, the net impact would be increased interest costs of $0.6 million per year.

Our estimates of the fair value of debt instruments at December 31, 2009 and 2008, respectively, were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of December 31, 2009 and 2008, the estimated fair value of our mortgage and other secured loans and unsecured loan aggregates $285.9 million and $364.1 million, respectively, compared to the aggregate carrying value of $318.2 million and $387.9 million, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2009 and their attestation report is included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.:

We have audited Thomas Properties Group, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2009 of Thomas Properties Group, Inc. and Subsidiaries’ , and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 19, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 19, 2010. The information concerning Section 16(a) beneficial ownership reporting and corporate governance, including our nominating committee process, and audit committee members, will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Name	Age	Position
James A. Thomas	73	Chairman of the Board, President and Chief Executive Officer
R. Bruce Andrews	69	Director
Edward D. Fox	62	Director
John Goolsby	68	Director
Winston H. Hickox	67	Director
Thomas S. Ricci	52	Executive Vice President
Paul S. Rutter	56	Executive Vice President and General Counsel
Randall L. Scott	54	Executive Vice President and Director
John R. Sischo	53	Executive Vice President and Director
Diana M. Laing	55	Chief Financial Officer and Secretary
Robert D. Morgan	44	Senior Vice President, Accounting and Administration

James A. Thomas serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Thomas has served on our Board of Directors since the Company was organized in March 2004. Mr. Thomas founded our predecessor group of entities, and served as the Chairman of the Board and Chief Executive Officer of our predecessor group of entities from 1996 to the commencement of our operations in October 2004. Prior to founding our predecessor group of entities, Mr. Thomas served as a co-managing partner of Maguire Thomas Partners, a national full-service real estate operating company from 1983 to 1996. In 1996, Maguire Thomas Partners was divided into two companies with Mr. Thomas forming our predecessor group of entities with other key members of the former executive management at Maguire Thomas Partners. Mr. Thomas also served as Chief Executive Officer and principal owner of the Sacramento Kings NBA Basketball team and the ARCO Arena from 1992 until 1999. He is a member of the Real Estate Roundtable and the National Association of Real Estate Investment Trusts (NAREIT). Mr. Thomas is a current member and a former Chairman of the board of directors of Town Hall Los Angeles, and serves on the board of directors of the SOS Coral Trees, Los Angeles Chamber of Commerce, Center Theatre Group, and the National Advisory Council of the Cleveland Marshall School of Law. He serves on the board of trustees of the Ralph M. Parsons Foundation and I Have a Dream Foundation in Los Angeles, Baldwin Wallace College in Cleveland, and St. John’s Health Center Foundation in Santa Monica, California. Mr. Thomas also serves on the board of governors of the Music Center of Los Angeles County. He is a member of the Chairman Council of the Weingart Center Association, and the Colonial Williamsburg National Council. Additionally, Mr. Thomas is the Founder and Chairman of Fixing Angelenos Stuck in Traffic (F.A.S.T.). Mr. Thomas received his Bachelor of Arts degree in economics and political science with honors from Baldwin Wallace College in 1959. He graduated magna cum laude with a juris doctorate degree in 1963 from Cleveland Marshall Law School.

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

John L. Goolsby has been a member of the Board of Directors since May 2006. He is a private investor and from 1988 until his retirement in 1998, he served as the President and Chief Executive Officer of The Howard Hughes Corporation, a real estate development company. He currently serves as a director of Tejon Ranch Company. Mr. Goolsby formerly served as a director of America West Airlines from 1994 until 2005 and Sierra Pacific Resources and its predecessor, Nevada Power Company, from 1989 until 2001. He served as a trustee of the Donald W. Reynolds Foundation from 1994 until 2005. Mr. Goolsby received a B.B.A. from the University of Texas at Arlington and is a certified public accountant in Texas.

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

Thomas S. Ricci has served us as an Executive Vice President since April 2004. He served as Senior Vice President of our predecessor group of entities from May 1998 with oversight of business development and development services. From February 1992 through May 1998, Mr. Ricci was the vice president of planning and entitlements at Maguire Thomas Partners, Playa Capital Company division. As a senior executive at Maguire Thomas Partners, Mr. Ricci worked on several large mixed-use and commercial projects. Prior to joining Maguire Thomas Partners in 1987, Mr. Ricci was a Captain in the U.S. Air Force, where he was involved in planning, programming, design and construction of medical facilities at locations in the United States and abroad. Mr. Ricci is currently involved in various civic and professional organizations and serves as a member of the board of trustees of Marymount College in Rancho Palos Verdes, California. Mr. Ricci holds a bachelor of science degree and a bachelor of architecture degree with honors from the New York Institute of Technology.

Paul S. Rutter has served us as an Executive Vice President and General Counsel since September 2008. After practicing law with James A. Thomas from 1978 to 1983, Mr. Rutter cofounded Gilchrist & Rutter Professional Corporation, a real estate law firm in Los Angeles, in 1983 and served as Managing Shareholder of the firm until 2006. His law practice included negotiating, structuring and documenting transactions and joint ventures involving commercial real estate development, financing, leasing, acquisitions and dispositions. In 2006, he became Executive Vice President, Major Transactions, at Maguire Properties, a NYSE listed Real Estate Investment Trust, where he was a member of the Executive Management Committee and oversaw the leasing, acquisition and financing transactions of that company. Mr. Rutter is active in several real estate organizations and has served on the boards of several charitable and non-profit organizations. Mr. Rutter currently is a member of the Board of Advisors of University of California, Los Angeles School of Law. Mr. Rutter earned his A.B. degree (magna cum laude) from the University of California, Los Angeles, where he received Dean’s List honors, and was Pi Gamma Mu and Phi Beta Kappa. Mr. Rutter received his Juris Doctor degree (Order of the Coif) from the University of California, Los Angeles School of Law, where he served as Topic and Comment Editor for the U.C.L.A. Law Review. He is admitted to the bars of the State of California, the U.S. Tax Court, the U.S. Court of Federal Appeals and the United States Supreme Court.

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

John R. Sischo serves us as an Executive Vice President and Director. Mr. Sischo has been a member of our Board of Directors since April 2004. Mr. Sischo leads the company’s acquisition, investment and finance efforts in addition to managing investor relationships which include major pension funds and financial institutions. Mr. Sischo joined Thomas Properties Group in 1998 as Chief Financial Officer after leading Bankers Trust’s real estate practice for eight years in Los Angeles. He has executed over $10 billion in real estate transactions both public and private during his 24 year career and has developed investment vehicles for the firm which have resulted in approximately $1.0 billion of equity capital for these funds. He started his real estate banking career with Merrill Lynch Capital Markets and then moved to Security Pacific Corporation. Mr. Sischo received a bachelor’s degree in political science from the University of California at Los Angeles.

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

The information concerning our audit committee financial expert required by Item 10 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information concerning our executive compensation and director compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Under the original Plan, we were allowed to issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. At the Annual Meeting of shareholders in May 2007, the shareholders approved an increase in the number of shares of common stock reserved for issuance or transfer under the Plan from 2,011,906 shares to a total of 2,361,906. In addition, the restrictions on the aggregate number of shares that may be issued or transferred with respect to specified awards granted under the Plan were eliminated. At the Annual Meeting of Shareholders in June 2008, the shareholders approved an increase in the number of shares of the common stock reserved for issuance or transfer under the plan from 2,361,906 shares to a total of 3,361,906 shares. Under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant and as of December 31, 2009, 29,065 shares remain available for grant. Restricted shares granted under each of our plans entitle the holder to full voting rights and the holder will receive any dividends paid.

We have no equity compensation plans that were not approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans
Equity compensation plans approved by security holders at December 31, 2009	667,694	(1)	$12.75	672,786	(2)

(1)	In addition there were 206,110 vested incentive units outstanding and 259,444 unvested incentive units outstanding under our Incentive Plan at December 31, 2009.

(2)	Consists of 643,721 remaining available for grant under the Incentive Plan at December 31, 2009 and 29,065 remaining available for grant under the Non-employee director plan at December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

The following consolidated financial information is included as a separate section of this report on Form 10-K:

(b) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

10.1*	Amended and Restated 2004 Equity Incentive Plan (3)

10.2	Operating Partnership Agreement. (4)

10.3	Master Contribution Agreement entered into by James A. Thomas and the other contributors party thereto. (4)

10.4	Non-employee Directors Restricted Stock Plan. (4)

10.5	Pairing Agreement between the Registrant and its Operating Partnership. (4)

10.6	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers. (5)

10.7*	Amended and Restated Employment Agreement between the Registrant and Mr. James A Thomas. (15)

10.8*	Amended and Restated Employment Agreement between the Registrant and Mr. Thomas S. Ricci. (15)

10.9*	Amended and Restated Employment Agreement between the Registrant and Mr. Randall L. Scott. (15)

10.10*	Amended and Restated Employment Agreement between the Registrant and Mr. John R. Sischo. (15)

10.11*	Amended and Restated Employment Agreement between the Registrant and Ms. Diana M. Laing. (15)

10.12+	Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (5)

10.13	Registration Rights Agreement between the Registrant and the parties thereto. (4)

10.14	Loan Agreement dated as of July 31, 2003 between Philadelphia Plaza-Phase II, LP as Borrower and Morgan Stanley Mortgage Capital, Inc. as Lender.

10.15	[intentionally omitted]

10.16	[intentionally omitted]

10.17	[intentionally omitted]

10.18	Thomas Properties Group, Inc. Form of Restricted Shares Award Agreement. (6)

10.19	Thomas Properties Group, Inc., Form of Incentive Unit Award Agreement. (6)

10.20	Thomas Properties Group, Inc. Form of Non-Qualified Option Award Agreement. (6)

10.21	Thomas Properties Group, Inc. Form of Non-employee Directors’ Restricted Shares Award Agreement. (6)

10.22	Loan Agreement between TPG Oak Hill/Walnut Hill, LLC and Greenwich Capital Financial Products, Inc. (6)

10.23	Loan Agreement between TPG Four Falls, LLC and Greenwich Capital Financial Products, Inc. (6)

10.24	Loan Agreement between TPG—San Felipe Plaza, L.P. and Nomura Credit & Capital, Inc. (7)

10.25	Loan Agreement between TPG—2500 City West, L.P. and Nomura Credit & Capital, Inc. (7)

10.26	Loan Agreement between TPG—BH/ICC, L.P. and Nomura Credit & Capital, Inc. (7)

10.27	Loan Agreement between TPG—Commerce Square Partners—Philadelphia Plaza, L.P. as borrower and Greenwich Capital Financial Products, Inc. as lender. (8)

10.28	Loan Agreement between TPG-2101 CityWest 1&2, L.P. and Greenwich Capital Financial Products, Inc. (9)

10.29	Loan Agreement between TPG-2101 CityWest 3&4, L.P. and Greenwich Capital Financial Products, Inc. (9)

10.30	Loan Agreement between 515/555 Flower Associates, LLC and Citigroup Global Markets Realty Corp.

10.31	Loan Agreement between 515/555 Flower Mezzanine Associates, LLC and Citigroup Global Markets Realty Corp.

10.32	Loan Agreement between 515/555 Flower Junior Mezzanine Associates, LLC and Citigroup Global Markets Realty Corp.

10.33	First Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (10)

10.34	Second Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (11)

10.35	Third Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (12)

10.36	Limited Partnership Agreement of Thomas High Performance Green Fund, L.P.

10.37+	Letter Agreement Relating to Thomas High Performance Green Fund, L.P. with California State Teachers’ Retirement System. (12)

10.38*	Employment Agreement between the Registrant and Mr. Paul S. Rutter. (13)

10.39*	Policy adopted by the Compensation Committee regarding equity grants to executive officers. (14)

10.40	Fourth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (16)

10.41	Third Modification Agreement between TPG - El Segundo Partners, LLC and Wells Fargo Bank (17)

10.42	Amended and Restated Repayment Guaranty by Thomas Properties Group, Inc. and Thomas Properties Group L.P. for TPG-El Segundo Partners, LLC Loan Agreement (17)

10.43	Second Modification Agreement between New TPG - Four Points, L.P. and Wells Fargo Bank (17)

10.44	Discounted Payoff Agreement between Philadelphia Plaza - Phase II, LP and DB Realty Mezzanine Investment Fund II, L.L.C. and DB Realty Mezzanine Parallel Fund II, LLC (17)

10.45	Master Agreement for Debt and Equity Restructure of City National Plaza (18)

10.46	Fifth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC.

10.47	Sixth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC.

10.48	Thomas Master Investments, LLC Contribution Agreement, Maguire Thomas Partners-Commerce Square II, Ltd Contribution Agreement, Maguire/Thomas Partners-Philadelphia, Ltd. Contribution Agreement

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any registration statement filed under the Securities Act of 1933.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed October 18, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 8-K filed January 4, 2008.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed April 29, 2008.

(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed November 22, 2004.

(5)	Incorporated by reference from Registration Statement file number 333-114527.

(6)	Incorporated by reference from the Registrant’s Report on Form 10-K filed March 30, 2005.

(7)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 10, 2005.

(8)	Incorporated by reference from the Registrant’s Report on Form 8-K filed January 5, 2006.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 9, 2006.

(10)	Incorporated by reference from the Registrant’s Report on Form 10-K filed April 2, 2007.

(11)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 9, 2007.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-K filed March 18, 2008.

(13)	Incorporated by reference from the Registrant’s Report on Form 8-K filed September 5, 2008.

(14)	Incorporated by reference from the Registrant’s Report on Form 8-K filed June 10, 2008.

(15)	Incorporated by reference from the Registrant’s Report on Form 8-K filed December 24, 2008.

(16)	Incorporated by reference from the Registrant’s Report on Form 10-K filed on March 23, 2009.

(17)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed November 2, 2009.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-K filed on March 5, 2010.

+	Confidential treatment requested.

*	Managerial compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.

We have audited the accompanying consolidated balance sheets of Thomas Properties Group, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations , equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Properties Group, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company adopted FAS 160 Noncontrolling Interest in Consolidated Financial Statements (codified in FASB ASC 810 Consolidation ), and FASB Staff Position No. EITF 03-06-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified in FASB ASC 260 Earnings Per Share ). All years and periods presented have been reclassified to conform to the adopted accounting standards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas Properties Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 19, 2010

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

December 31, 2009 and 2008

	2009	2008
ASSETS
Investments in real estate:
Operating properties, net of accumulated depreciation of $95,561 and $101,191 as of December 31, 2009 and 2008, respectively	$276,603	$274,784
Land improvements—development properties	97,750	101,495
Construction in progress	—	1,274

	374,353	377,553

Condominium units held for sale	64,101	101,112
Investments in unconsolidated real estate entities	14,458	29,098
Cash and cash equivalents, unrestricted	35,935	69,023
Restricted cash	12,071	16,665
Rents and other receivables, net of allowance for doubtful accounts of $335 and $226 as of December 31, 2009 and 2008, respectively	4,389	4,452
Receivables from condominium sales contracts, net	—	10,485
Receivables from unconsolidated real estate entities	2,010	4,701
Deferred rents	12,954	10,604
Deferred leasing and loan costs, net of accumulated amortization of $8,342 and $9,826 as of December 31, 2009 and 2008, respectively	15,375	15,018
Other assets, net	23,757	21,724

Total assets	$559,403	$660,435

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$255,104	$255,579
Other secured loans	63,132	128,466
Unsecured loan	—	3,900
Accounts payable and other liabilities, net	35,573	45,748
Dividends and distributions payable	—	2,377
Prepaid rent and deferred revenue	3,249	3,638

Total liabilities	357,058	439,708

Commitments and Contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of December 31, 2009 and 2008	—	—
Common stock, $.01 par value, 225,000,000 and 75,000,000 shares authorized, 30,878,621 and 23,853,904 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	308	238
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 13,813,331 and 14,496,666 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	138	145
Additional paid-in capital	185,344	158,341
Retained deficit and dividends, including $74 and $186 of other comprehensive loss as of December 31, 2009 and December 31, 2008, respectively	(49,394)	(26,980)

Total stockholders’ equity	136,396	131,744

Noncontrolling interests:
Unitholders in the Operating Partnership	63,042	85,210
Partners in consolidated real estate entities	2,907	3,773

Total noncontrolling interests	65,949	88,983

Total equity	202,345	220,727

Total liabilities and equity	$559,403	$660,435

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Revenues:
Rental	$29,753	$30,523	$32,646
Tenant reimbursements	21,163	25,874	26,371
Parking and other	2,988	3,869	3,917
Investment advisory, management, leasing, and development services	9,345	7,194	12,750
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	15,023	18,263	17,921
Reimbursement of property personnel costs	5,584	6,079	3,877
Condominium sales	30,226	79,758	—

Total revenues	114,082	171,560	97,482

Expenses:
Property operating and maintenance	25,339	25,608	22,690
Real estate taxes	7,225	6,482	6,087
Investment advisory, management, leasing, and development services	11,910	14,800	13,093
Reimbursable property personnel costs	5,584	6,079	3,877
Cost of condominium sales	26,492	62,436	—
Rent—unconsolidated real estate entities	350	284	241
Interest	26,868	22,763	17,721
Depreciation and amortization	12,642	11,766	11,604
General and administrative	16,732	16,411	17,326
Impairment loss	13,000	11,023	—

Total expenses	146,142	177,652	92,639

Gain on sale of real estate	1,214	3,618	4,441
Gain from extinguishment of debt	11,921	255	—
Interest income	338	2,795	6,014
Equity in net loss of unconsolidated real estate entities	(16,236)	(12,828)	(14,853)

(Loss) income before (provision) benefit for income taxes and noncontrolling interests	(34,823)	(12,252)	445
Benefit (provision) for income taxes	(683)	1,885	(1,221)

Net loss	(35,506)	(10,367)	(776)

Noncontrolling interests’ share of net loss:
Unitholders in the Operating Partnership	11,535	4,683	(249)
Partners in consolidated real estate entities	2,408	198	122

	13,943	4,881	(127)

TPGI share of net loss	$(21,563)	$(5,486)	$(903)

Loss per share-basic and diluted	$(0.86)	$(0.24)	$(0.05)
Weighted average common shares outstanding—basic and diluted	25,173,163	23,693,577	20,739,371

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS

(In thousands, except share data)

Years Ended December 31, 2009, 2008 and 2007

	Common Stock		Limited Voting Stock		Additional Paid -In Capital	Deficit	Other Comprehensive Income (loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	14,418,261	$144	16,666,666	$167	$67,601	$(9,156)	$—	$76,434	$135,190
Adoption of FIN 48	—	—	—	—	—	(120)	—	—	(120)
Issuance of unvested restricted stock	103,564	1	—	—	—	—	—	(913)	(912)
Vesting of restricted stock	—	—	—	—	1,354	—	—	176	1,530
Vesting of stock options	—	—	—	—	465	—	—	37	502
Vesting of incentive units	—	—	—	—	1,481	—	—	1,163	2,644
Change in noncontrolling interest (see Note 2)	—	—	—	—	(22,272)	—	—	22,272	—
Stock option exercise	26,111	—	—	—	320	—	—	—	320
Proceeds from sale of common stock, net of offering expenses	9,200,000	92	—	—	139,316	—	—	—	139,408
Syndication fee	—	—	—	—	(314)	—	—	(246)	(560)
Redemption of Operating Partnership units	—	—	(2,170,000)	(22)	(33,646)	—	—	—	(33,668)
Dividends	—	—	—	—	—	(5,278)	—	(3,718)	(8,996)
Tax benefit for uncertain tax provision	—	—	—	—	—	47	—	—	47
Other comprehensive loss recognized	—	—	—	—	—	—	(201)	(129)	(330)
Contributions	—	—	—	—	—	—	—	415	415
Distributions	—	—	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	(903)	—	127	(776)
Fair market value change of redeemable noncontrolling interest in unconsolidated real estate entities	—	—	—	—	(736)	—	—	1,486	750

Balance, December 31, 2007	23,747,936	$237	14,496,666	$145	$153,569	$(15,410)	$(201)	$97,068	$235,408
Issuance of unvested restricted stock	105,968	1	—	—	—	—	—	—	1
Share registration expenses	—	—	—	—	(15)	—	—	—	(15)
Vesting of restricted stock	—	—	—	—	1,063	—	—	—	1,063
Vesting of stock options	—	—	—	—	218	—	—	—	218
Vesting of incentive units	—	—	—	—	1,353	—	—	861	2,214
Change in noncontrolling interest (see Note 2)	—	—	—	—	787	—	—	(787)	—
Dividends	—	—	—	—	—	(5,898)	—	(3,589)	(9,487)
Other comprehensive income recognized	—	—	—	—	—	—	15	8	23
Distributions	—	—	—	—	—	—	—	(626)	(626)
Net loss	—	—	—	—	—	(5,486)	—	(4,881)	(10,367)
Fair market value change of redeemable noncontrolling interest in unconsolidated real estate entities	—	—	—	—	1,366	—	—	929	2,295

Balance, December 31, 2008	23,853,904	$238	14,496,666	$145	$158,341	$(26,794)	$(186)	$88,983	$220,727
Issuance of unvested restricted stock	410,000	4	—	—	—	—	—	—	4
Redemption of operating partnership units	1,476,117	15	(683,335)	(7)	(11)	—	—	—	(3)
Proceeds from sale of common stock, net of offering expenses	5,138,600	51	—	—	13,049	—	—	—	13,100
Vesting of restricted stock	—	—	—	—	1,310	—	—	—	1,310
Vesting of stock options	—	—	—	—	85	—	—	—	85
Vesting of incentive units	—	—	—	—	929	—	—	516	1,445
Change in noncontrolling interest (see Note 2 and Note 7)	—	—	—	—	11,330	—	—	(11,330)	—
Dividends	—	—	—	—	—	(963)	—	(538)	(1,501)
Other comprehensive income recognized	—	—	—	—	—	—	112	62	174
Contributions	—	—	—	—	—	—	—	1,542	1,542
Distributions	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(21,563)	—	(13,943)	(35,506)
Fair market value change of redeemable noncontrolling interest in unconsolidated real estate entity	—	—	—	—	311	—	—	671	982

Balance, December 31, 2009	30,878,621	$308	13,813,331	$138	$185,344	$(49,320)	$(74)	$65,949	$202,345

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash flows from operating activities:
Net loss	$(35,506)	$(10,367)	$(776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain from extinguishment of debt	(11,921)	—	—
Gain on sale of real estate	(1,214)	(3,618)	(4,441)
Gain on sale of condominiums—closed units	(4,768)	(15,001)	—
Gain on sale of condominiums—units under contracts	—	(2,321)	—
Reversal of gain on sale of condominiums—cancellations	1,034	—	—
Equity in net loss of unconsolidated real estate entities	16,236	12,828	14,853
Deferred rents	(924)	3,433	5,896
Deferred taxes	(1,464)	(2,179)	(5,571)
Depreciation and amortization expense	12,642	11,766	11,604
Allowance for doubtful accounts	315	564	143
Amortization of loan costs	691	449	327
Amortization of above and below market leases, net	23	(79)	(16)
Non-cash amortization of share-based compensation	2,840	3,495	3,764
Distributions from operations of unconsolidated real estate entities	724	462	1,113
Impairment loss	13,000	11,023	—
Changes in operating assets and liabilities:
Rents and other receivables	(252)	(2,664)	(300)
Receivables from unconsolidated real estate entities	2,691	1,939	(2,566)
Deferred leasing and loan costs	(3,796)	(3,864)	(599)
Other assets	785	(1,336)	(9,044)
Deferred interest payable	3,553	4,587	177
Accounts payable and other liabilities	(1,235)	(6,321)	29,099
Due to affiliate	—	—	2,000
Prepaid rent and deferred revenue	(389)	(580)	(156)

Net cash (used in) provided by operating activities:	(6,935)	2,216	45,507

Cash flows from investing activities:
Expenditures for improvements to real estate	(16,784)	(102,956)	(125,481)
Proceeds from sale of condominiums	38,432	69,273	—
Purchases of interests in consolidated real estate entities	—	(4,000)	—
Purchases of interests in unconsolidated real estate entities	—	—	(18,797)
Proceeds from sale of real estate	2,001	—	—
Return of capital from unconsolidated real estate entities	4,425	4,105	7,166
Contributions to unconsolidated real estate entities	(5,600)	(1,965)	(2,059)
Payments for purchase of naming rights	—	—	(750)

Net cash provided by (used in) investing activities	$22,474	$(35,543)	$(139,921)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash flows from financing activities:
Proceeds from equity offering, net	13,100	(15)	139,386
Payment for redemption of operating units	—	—	(33,646)
Noncontrolling interest contributions	1,542	—	—
Noncontrolling interest distributions	(14)	(211)	(36)
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(3,878)	(9,463)	(8,557)
Principal payments of mortgage and other secured loans	(70,419)	(89,998)	(20,215)
Proceeds from mortgage and other secured loans	8,054	75,070	84,217
Proceeds from exercise of stock options	—	—	320
Change in restricted cash	2,988	320	(4,751)

Net cash (used in) provided by financing activities	(48,627)	(24,297)	156,718

Net (decrease) increase in cash and cash equivalents	(33,088)	(57,624)	62,304
Cash and cash equivalents at beginning of period	69,023	126,647	64,343

Cash and cash equivalents at end of period	$35,935	$69,023	$126,647

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $110, $3,731 and $6,196, for the years ended December 31, 2009, 2008 and 2007 respectively	$24,156	$22,232	$22,730
Other comprehensive income	(175)	(22)	329
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership	$2,377	$23	$438
Investments in real estate included in accounts payable and other liabilities	(2,306)	(9,584)	13,503
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	15,498	19,057	4,540
Reclassification of noncontrolling interest for limited partnership units in the Operating Partnership from additional paid in capital	11,330	787	22,272
Fair market value change of redeemable nonconrolling interest in unconsolidated real estate entity	(982)	—	—
Syndication fee related to investment in Austin Portfolio Joint Venture Properties	—	—	560

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

December 31, 2009, 2008, and 2007

(Tabular amounts in thousands, except share and per share amounts)

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

On December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for $36.6 million in nonrecourse senior and junior mezzanine loans on Two Commerce Square which were scheduled to mature in January 2010.

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Pursuant to contribution agreements among the owners of TPGI Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate properties, as well as the investment advisory, property management, leasing and real estate development operations of TPGI Predecessor in exchange for limited partnership units (“Units”) in the Operating Partnership issued to the contributors and the assumption of debt and other specified liabilities. As of December 31, 2009, we held a 68.8% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

As of December 31, 2009, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land; Site infrastructure substantially complete; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California
Unconsolidated properties:
2121 Market Street	Residential and retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I-III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

2100 JFK Boulevard includes a surface parking lot that services the retail tenant at 2121 Market Street. The City National Plaza property also includes an off-site garage that provides parking for City National Plaza and other properties. The office properties typically include on-site parking, retail and storage space.

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

In 2001, TPGI Predecessor formed a joint venture with a third party, which entered into an agreement to purchase the land commonly referred to as Campus El Segundo. In October 2005, we purchased the entire interest of our unaffiliated noncontrolling partner in the joint venture and exercised the option to acquire the land.

Effective October 13, 2004, Mr. Thomas owned an 11% ownership interest in One Commerce Square and Two Commerce Square. On August 6, 2008 and December 31, 2007, we exercised our option to purchase the remaining 11% interest in Two Commerce Square and One Commerce Square, respectively, for $2.0 million each, resulting in our 100% ownership of Two Commerce Square and One Commerce Square.

As of December 31, 2009, we held a 73% interest in Murano, which was formed to hold a general partnership interest in the Murano development project. Commencing as of August 2, 2006, we consolidated this entity.

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

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

We have a $26.1 million preferred equity interest in Murano. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano.

Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

Restricted Cash

Restricted cash consists of security deposits from tenants and deposits from prospective condominium buyers as well as funds required under the terms of certain secured notes payable. There are restrictions on our ability to withdraw these funds other than for their specified usage. See Note 4 for additional information on restrictions under the terms of certain secured notes payable.

Investments in Real Estate

Investments in real estate are stated at cost, less accumulated depreciation, amortization and impairment charges. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings	40 to 50 years
Building improvements	5 to 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $19.6 million and $22.6 million as of December 31, 2009 and 2008, respectively. In December 2007, the FASB issued FASB ASC 805-10, “Business Combinations,” to create greater consistency in the accounting and financial reporting of business combinations. FASB ASC 805-10-05 requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

measured at their fair values as of the acquisition date. FASB ASC 805-10 also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity. In addition, FASB ASC 805-10 requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. FASB ASC 805-10 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of FASB ASC 805-10 did not have a material impact on our financial position or results of operations.

We consider assets to be held for sale pursuant to the provisions of FASB ASC 360, “Property, Plant and Equipment”. We evaluate the held for sale classification of real estate owned each quarter.

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We use the equity method of accounting to account for investments in real estate entities over which we have significant influence, but not control over major decisions. In these situations, the unit of account for measurement purposes is the equity investment and not the real estate. Accordingly, if our joint venture investments meet the other-than-temporary criteria of FASB ASC 323, “Investments—Equity Method and Joint Ventures”, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of our investment.

Included in the consolidated net losses for the year ended December 31, 2009 and 2008, are pre-tax, non-cash impairment charges of $13.0 million and $11.0 million, respectively, related to our Murano condominium project whose units are complete and held for sale. We are required to record the condominium units at their estimated fair value beginning in 2008, as the condominium units met the held for sale criteria of FASB ASC 360, “Property, Plant, and Equipment.” The impairment charge is included in the “Impairment loss” line item in our consolidated statements of operations for the respective years. Also included in “Equity in net loss of unconsolidated real estate entities” in our consolidated statements of operations for the years ended December 31, 2009 and 2008, are pre-tax, non-cash impairment charges of $16.0 million and $1.2 million, respectively, related to our joint venture investments. We recorded our share of the impairment loss at the joint venture level as these investments met the other-than-temporary impairment criteria of FASB ASC 323, “Investments—Equity Method and Joint Ventures”.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Deferred Leasing and Loan Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed. Leasing costs, net of related amortization, totaled $13,344,000 and $13,477,000 as of December 31, 2009 and 2008, respectively, and are included in deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets. For the years ended 2009 and 2008, amortization of leasing costs were $2,065,000 and $2,091,000, respectively.

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Loan costs, net of related amortization, totaled $2,031,000 and $1,541,000 as of December 31, 2009 and 2008, respectively, and are included in deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets.

Deferred leasing and loan costs also include the carrying value of acquired in-place leases, which are discussed below.

Purchase Accounting for Acquisition of Interests in Real Estate Entities

Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which we or TPGI Predecessor acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of FASB ASC 805, “Business Combinations”, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, tenant and site improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Loan premiums, in the case of any above market rate loans, or loan discounts, in the case of below market loans, are recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in other assets, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, included in other liabilities, are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2009 and 2008, we had an asset related to above market leases of $838,000 and $1,070,000, respectively, net of accumulated amortization of $1,063,000 and $884,000, respectively, and a liability related to

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

below market leases of $674,000 and $920,000, respectively, net of accumulated accretion of $1,086,000 and $1,179,000, respectively. The weighted average amortization period for our above and below market leases was approximately 4.0 years and 3.8 years, respectively as of December 31, 2009 compared to 4.2 years for the above and below market leases as of December 31, 2008.

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

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$613,890	$498,049	$453,628	$367,574	$201,857	$797,333	$2,932,331

Adjustments to rental revenues
Above market leases	$221,106	$217,969	$207,029	$147,328	$25,544	$18,679	$837,655
Below market leases	(219,416)	(195,206)	(135,066)	(33,625)	(26,221)	(64,371)	(673,905)

Net adjustment to rental revenues	$1,690	$22,763	$71,963	$113,703	$(677)	$(45,692)	$163,750

Noncontrolling Interests of Unitholders in the Operating Partnership

Noncontrolling interests of unitholders in the Operating Partnership represent the interests in the Operating Partnership units which are held primarily by entities affiliated with Mr. Thomas. The ownership percentage of the noncontrolling interests is determined by dividing the number of Operating Partnership units by the total number of shares of common stock and Operating Partnership units outstanding. Net income is allocated based on the ownership percentages. The issuance of additional shares of common stock or Operating Partnership units results in changes to the noncontrolling interests of the Operating Partnership percentage as well as the total net assets to the Company. As a result, all common transactions result in an allocation between equity and noncontrolling interests of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the noncontrolling interests of the Operating Partnership ownership percentage as well as the change in total net assets of the company.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment decreased revenue by $1,241,000, $3,044,000 and $5,678,000, for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $23,000, $80,000 and $16,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in rents and other receivables. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

We have one high-rise condominium project for which we used the percentage of completion accounting method to recognize sales revenue and costs during the construction period, up through and including June 30, 2009. Commencing with the third quarter of 2009, we have applied the deposit method of accounting to recognize costs and sales. Under the provisions of FASB ASC 360-20, “Property, Plant and Equipment” subsection “Real Estate and Sales”, revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at the point of settlement as compared to the point of sale. Revenue is recognized on the contract price of individual units. Total estimated costs, net of impairment charges, are allocated to individual units which have closed on a relative value basis. Total estimated revenue and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

to keep the deposit. As of December 31, 2009, there were 18 forfeitures totaling $1,348,000, of which $774,000 was recognized in 2009, $528,000 was recognized in 2008, and $46,000 was recognized in 2007.

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

FASB ASC 740-10-30-17 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. For the year ended December 31, 2009, the Company has recorded a full valuation allowance of $7.4 million on a portion of their net deferred tax assets, the Company’s deferred tax assets in excess of their liability for unrecognized tax benefits discussed below, due to uncertainty of future realization.

In June 2006, the FASB issued FASB ASC 740-10-15, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB ASC 740. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings (loss) per share

Basic earnings per share, or EPS, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

On January 1, 2009, the Company adopted FASB ASC 260-10-45, “Earnings Per Share”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and,

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

Stock-based Compensation

We recognize stock based compensation in accordance with FASB ASC 718, “Compensation—Stock Compensation”. In accordance with FASB ASC 718, we determine the fair value of the stock based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ requisite service periods, which are generally the vesting periods. Our stock based compensation grants include grants of incentive partnership units, restricted stock and stock options. The fair value of incentive partnership units and restricted stock are generally based on the fair value of the company’s common stock price on the date of grant. Certain of our incentive partnership units and restricted stock grants include performance and market based conditions. Performance based targets are based on individual employee and company targets, and market based conditions are based on the performance of our stock price. We obtain third party valuations to determine the fair values of the respective performance and market condition based grants. We use the Black-Scholes option pricing model to determine the fair value of our stock options grants.

Adoption of FASB Statement No. 160 and FSP EITF 03-6-1

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. SFAS 160 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of SFAS 160 resulted in a reclassification of minority interests to a separate component of total equity on the balance sheet and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income available to common stockholders on the statement of operations. All previous references to “minority interests” in the consolidated financial statements have been revised to “noncontrolling interests.” In connection with the issuance of SFAS 160, certain revisions were also made to EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (EITF D-98). See Note 6- Earnings (Loss) Per Share and Note 7- Equity for additional details.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

in SFAS 128. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption on January 1, 2009, all prior-period earnings per share data presented was adjusted retrospectively with no material impact. See Note 6- Earnings (Loss) Per Share.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855): “Amendments to Certain Recognition and Disclosure Requirements”. ASU No. 2010-09 amends ASC 855 and requires public companies to evaluate subsequent events through the date that the financial statements are issued. This Update is effective immediately. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-01, which provided updated guidance for the purposes of applying Topics 505 and 260 (Equity and Earnings Per Share) on accounting for distributions to stockholders with components of stock and cash. The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this accounting update did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on January 1, 2010. We are currently evaluating the impact that this ASU will have on our financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. This Update is to defer the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities and clarify other aspects of the Statement 167 amendments. As a result of the deferral, a reporting entity will not be required to apply the Statement 167 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. This Update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the Update also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009, which for us means January 1, 2010. We are currently evaluating the impact that this ASU will have on our financial statements.

In June 2009, the FASB issued FASB ASC 810-10-25, “Consolidation.” FASB ASC 810-10-25 revises the approach to determining the primary beneficiary of a Variable Interest Entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. FASB ASC 810-10-25 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact of adopting FASB ASC 810-10-25 on our financial position and results of operations. The FASB subsequently amended certain aspects of this Topic with the issuance of ASU 2009-17.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

In June 2008, the FASB issued FASB ASC 260-10-45, “Earnings Per Share.” FASB ASC 260-10-45 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in FASB ASC 260. In accordance with FASB ASC 260-10-45, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption on January 1, 2009, all prior-period earnings per share data presented was adjusted retrospectively with no material impact. See Note 6- Earnings (Loss) Per Share.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810-10, “Noncontrolling Interests in Consolidated Financial Statements,” which requires

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. FASB ASC 810-10 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, FASB ASC 810-10 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. Effective January 1, 2009, we adopted the provisions of FASB ASC 810-10. The retrospective presentation and disclosure requirements outlined by FASB ASC 810-10 have been incorporated for all periods herein. The adoption of FASB ASC 810-10 resulted in a reclassification of minority interests to a separate component of total equity on the balance sheet and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income available to common stockholders on the statement of operations. All previous references to “minority interests” in the consolidated financial statements have been revised to “noncontrolling interests.” In connection with the issuance of FASB ASC 810-10, certain revisions were also made to FASB ASC 480-10, “Classification and Measurement of Redeemable Securities”. See Note 6- Earnings (Loss) Per Share and Note 7- Equity for additional details.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Segment Disclosure

FASB ASC 280, “Segment Reporting”, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: the acquisition, development, ownership, and management of commercial real estate. Additionally, we operate in one geographic area: the United States.

Our office portfolio includes revenues from the rental of office space to tenants, parking, rental of storage space and other tenant services.

Concentration of Credit Risk

Financial instruments that subject us to credit risk consist primarily of cash and accounts receivable. We maintain our unrestricted cash and restricted cash on deposit with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There is a concentration of risk related to amounts that exceed the FDIC insurance coverage. We believe that the risk is not significant. Our cash equivalents are typically invested in AAA-rated short-term instruments, which provide daily liquidity. Additionally, approximately $5.2 million of our cash equivalents were invested in a program fully insured by the FDIC at December 31, 2009. This program provides enhanced capital protection.

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

Research Park Plaza I & II (purchased June 2007)

Park Centre (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of December 31, 2009.

2121 Market Street	50.0%
TPG/CalSTRS:
All properties, excluding Austin Portfolio Joint Venture Properties	25.0%
Austin Portfolio Joint Venture Properties	6.25%

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Investments in unconsolidated real estate entities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
TPG/CalSTRS
City National Plaza	$(19,451)	$(18,486)
Reflections I	1,602	1,512
Reflections II	1,721	1,666
Four Falls Corporate Center	(3,292)	579
Oak Hill Plaza/Walnut Hill Plaza	(1,622)	265
San Felipe Plaza	2,789	3,367
2500 City West	784	1,015
Brookhollow Central I, II and III/ Intercontinental Center	378	816
CityWestPlace	21,422	21,147
Centerpointe I & II	(6,403)	4,960
Fair Oaks Plaza	2,106	2,528
Austin Portfolio Investor	(1,650)	(3,358)
Frost Bank Tower	2,351	2,757
300 West 6th Street	1,892	2,240
San Jacinto Center	1,574	1,801
One Congress Plaza	1,922	2,276
One American Center	1,662	2,087
Stonebridge Plaza II	694	694
Park Centre	666	667
Research Park Plaza I & II	872	840
Westech 360 I-IV	408	477
Great Hills Plaza	330	359
TPG/CalSTRS	3,442	45
BH Note B Lender	802	739
Austin Portfolio Lender	1,351	—
2121 Market Street and Harris Building Associates	(1,892)	(1,895)

	$14,458	$29,098

The following is a summary of the investments in unconsolidated real estate entities for the years ended December 31, 2009, 2008, and 2007:

Investment balance, December 31, 2006	$44,626
Contributions, including $18,797 for acquisition of new properties	20,296
Equity in net loss of unconsolidated real estate entities	(14,853)
Other comprehensive loss	(329)
Distributions	(8,279)
Fair market value change of redeemable noncontrolling interest	750

Investment balance, December 31, 2007	$42,211
Contributions, including $714 for acquisition of Brookhollow Note B loan	1,965
Equity in net loss of unconsolidated real estate entities	(12,828)
Other comprehensive income	22
Distributions	(4,567)
Fair market value change of redeemable noncontrolling interest	2,295

Investment balance, December 31, 2008	$29,098
Contributions	5,600
Other comprehensive income	175
Equity in net loss of unconsolidated real estate entities	(16,236)
Distributions	(5,161)
Redemption of redeemable noncontrolling interest	982

Investment balance, December 31, 2009	$14,458

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

The total capital commitment to the joint venture was $378.3 million as of December 31, 2009, of which approximately $3.6 million and $1.2 million was unfunded by CalSTRS and us, respectively.

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

Subsequent to December 31, 2009, we negotiated on behalf of CalSTRS, our partner in CNP for CalSTRS, to acquire all of the property’s mezzanine debt, which has a principal balance of approximately $219.1 million, and is scheduled to mature on July 9, 2010. CalSTRS will convert this debt to the partnership’s equity, reducing the leverage on the property from $568.0 million to $348.9 million, all of which is first mortgage debt. We are in discussions with CalSTRS to obtain an option to participate in the loan purchase, on or after the maturity of the mezzanine debt, based on our pro rata share of 25% of the existing CNP equity. Based on the existing agreement which we are currently in discussions with CalSTRS for potential revision, if we do not participate in the loan purchase, our share of the CNP equity will be reduced from 25% to approximately 8% when the mezzanine loans are converted into equity.

Lehman Brothers Holdings, Inc. filed for bankruptcy protection in September 2008. The Lehman affiliate that owns the equity interest in the Austin Portfolio Joint Venture is 100% indirectly owned by Lehman Brothers Holdings, Inc. In addition, two Lehman Brothers Holdings, Inc. affiliates consisting of Lehman Commercial Paper Inc. and Lehman Brothers Inc., are administrative agent and lead arranger, respectively, under the Austin Portfolio Joint Venture’s $292.5 million credit agreement, which included a $100 million revolving credit facility and a $192.5 million term loan. The $192.5 million term loan was fully funded by Lehman Commercial Paper Inc. and is secured by certain properties held in the joint venture and secondary liens on other joint venture properties.

On March 25, 2009, the Lehman Brothers Bankruptcy Court judge approved a plan to restructure the $292.5 million credit facility by replacing the unfunded $100 million commitment with $60 million of new senior

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

secured priority financing contributed by the partners in proportion to their percentage interest in the partnership. Proceeds from this new financing were used to deleverage the portfolio by acquiring at a discount and immediately retiring third-party term loan debt with an $80 million face value for $14 million, thereby reducing that loan from $192.5 million to $112.5 million, and to provide an ongoing source of capital for leasing and capital improvements. To date, approximately $33.0 million of the senior secured facility has been advanced by the partners, of which the Company has advanced $2.1 million. After the restructuring, the partners’ ownership interests remained the same and the funds advanced under the senior secured facility are a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.

On December 18, 2009, we also entered into a settlement agreement with Lehman Brothers Holdings Inc. to terminate the interest rate collar agreement for TPG Austin Portfolio Holdings LLC resulting in settlement of this obligation with the Lehman affiliate on January 25, 2010.

Following is summarized financial information for the unconsolidated real estate entities as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007:

Summarized Balance Sheets

	2009	2008
ASSETS
Investments in real estate, net	$2,224,709	$2,335,067
Land held for sale	3,853	3,835
Receivables including deferred rents, net	83,506	72,764
Deferred leasing and loan costs, net	144,287	168,980
Other assets	127,727	101,430
Assets associated with discontinued operations	—	86

Total assets	$2,584,082	$2,682,162

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$2,217,118	$2,237,717
Below market rents, net	62,527	80,467
Other liabilities	98,401	105,998
Liabilities associated with discontinued operations	—	121

Total liabilities	2,378,046	2,424,303

Redeemable noncontrolling interest	—	18,771
Owners’ equity:
Thomas Properties, including $133 and $308 of other comprehensive loss as of 2009 and 2008, respectively	21,242	34,839
Other owners, including $1,171 and $4,211 of other comprehensive loss as of 2009 and 2008, respectively	184,794	204,249

Total owners’ equity	206,036	239,088

Total liabilities and owners’ equity	$2,584,082	$2,682,162

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations

	2009	2008	2007
Revenues	$324,694	$322,553	$258,512
Expenses:
Operating and other expenses	166,575	170,019	138,942
Interest expense	104,105	126,386	118,182
Depreciation and amortization	120,129	125,565	107,633
Impairment loss	59,133	—	—

Total expenses	449,942	421,970	364,757

Loss from continuing operations	(125,248)	(99,417)	(106,245)
Gain on extinguishment of debt	67,017	—	—
Redeemable noncontrolling interest	—	—	(104)
Impairment loss—unconsolidated real estate entities	(4,911)	(4,840)	—
Gain on sale of real estate	—	—	7,932
Loss from discontinued operations	(83)	(104)	(270)

Net loss	$(63,225)	$(104,361)	$(98,687)

Thomas Properties’ share of net loss, prior to intercompany eliminations	$(19,794)	$(16,168)	$(17,465)
Intercompany eliminations	3,558	3,340	2,612

Equity in net loss of unconsolidated real estate entities	$(16,236)	$(12,828)	$(14,853)

Included in the preceding summarized balance sheets as of December 31, 2009 and 2008, are the following balance sheets of TPG/CalSTRS, LLC:

	2009	2008
ASSETS
Investments in real estate, net	$1,145,163	$1,224,401
Land held for sale	3,853	3,835
Receivables including deferred rents, net	70,237	65,741
Investments in unconsolidated real estate entities	50,844	45,347
Deferred leasing and loan costs, net	79,640	90,954
Other assets	98,293	69,506
Assets associated with discontinued operations	—	86

Total assets	$1,448,030	$1,499,870

LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,346,319	$1,311,391
Other liabilities	59,843	73,354
Liabilities associated with discontinued operations	—	121

Total liabilities	1,406,162	1,384,866
Redeemable noncontrolling interest	—	18,771
Members’ equity:
Thomas Properties, including $133 and $308 of other comprehensive loss as of December 31, 2009 and December 31, 2008, respectively	22,193	36,073
CalSTRS, including $397 and $938 of other comprehensive loss as of December 31, 2009 and December 31, 2008, respectively	19,675	60,160

Total members’ equity	41,868	96,233

Total liabilities and members’ equity	$1,448,030	$1,499,870

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information by real estate entity for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31, 2009
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues*	$3,578	$203,079	$118,037	$—	$324,694

Expenses:
Operating and other expenses	1,362	111,858	53,355	—	166,575
Interest expense	1,154	49,541	53,410	—	104,105
Depreciation and amortization	973	64,260	54,896	—	120,129
Impairment loss—property level		59,133	—	—	59,133

Total expenses	3,489	284,792	161,661	—	449,942

Income (loss) from continuing operations	89	(81,713)	(43,624)	—	(125,248)
Gain on extinguishment of debt	—	—	67,017	—	67,017
Equity in net loss of unconsolidated real estate entities**	—	1,834	—	(6,745)	(4,911)
Loss from discontinued operations	—	(83)	—	—	(83)

Net income (loss)	$89	$(79,962)	$23,393	$(6,745)	$(63,225)

Thomas Properties’ share of net income (loss)	$45	$(21,301)	$1,462	$—	$(19,794)

Intercompany eliminations					3,558

Equity in net loss of unconsolidated real estate entities					$(16,236)

	Year ended December 31, 2008
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues*	$3,602	$201,316	$117,635	$—	$322,553

Expenses:
Operating and other expenses	1,453	114,579	53,987	—	170,019
Interest expense	1,203	67,102	58,081	—	126,386
Depreciation and amortization	2,371	63,690	59,504	—	125,565

Total expenses	5,027	245,371	171,572	—	421,970

Loss from continuing operations	(1,425)	(44,055)	(53,937)	—	(99,417)
Equity in net loss of unconsolidated real estate entities**	—	(18,123)	—	13,283	(4,840)
Loss from discontinued operations	—	(104)	—	—	(104)

Net (loss) income	$(1,425)	$(62,282)	$(53,937)	$13,283	$(104,361)

Thomas Properties’ share of net loss	$(707)	$(12,200)	$(3,261)	$—	$(16,168)

Intercompany eliminations					3,340

Equity in net loss of unconsolidated real estate entities					$(12,828)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	Year ended December 31, 2007
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues*	$5,712	$185,773	$67,027	$—	$258,512

Expenses:
Operating and other expenses	3,515	106,865	28,562	—	138,942
Interest expense	1,182	81,247	35,753	—	118,182
Depreciation and amortization	962	67,955	38,716	—	107,633

Total expenses	5,659	256,067	103,031	—	364,757

Income (loss) from continuing operations	53	(70,294)	(36,004)	—	(106,245)
Gain on sale of real estate	—	7,932	—	—	7,932
Equity in net loss of unconsolidated real estate entities	—	(9,001)	—	9,001	—
Redeemable noncontrolling interest	(104)	—	—	—	(104)
Loss from discontinued operations	—	(270)	—	—	(270)

Net (loss) income	$(51)	$(71,633)	$(36,004)	$9,001	$(98,687)

Thomas Properties’ share of net loss	$(25)	$(15,190)	$(2,250)	$—	$(17,465)

Intercompany eliminations					2,612

Equity in net loss of unconsolidated real estate entities					$(14,853)

*	Includes interest income.

**	The total amounts of $(4,911) and $(4,840) for the years ended December 31, 2009 and 2008, respectively, represent impairment of TPG/CalSTRS’ investment in the Austin Portfolio Joint Venture.

For the years ended December 31, 2009, 2008 and 2007, one tenant accounted for approximately 9.0%, 9.6% and 10.2%, respectively, of rent and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses) of TPG/CalSTRS.

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of December 31, 2009 and 2008:

	2009	2008
Our share of owners’ equity recorded by unconsolidated real estate entities	$21,242	$34,839
Intercompany eliminations and other adjustments	(6,784)	(5,741)

Investments in unconsolidated real estate entities	$14,458	$29,098

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

4. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2009 and 2008 is as follows. None of these loans is recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan and partially guaranteed the Four Points Centre construction loan, under which our liability is currently limited to a maximum of $11.6 million. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

		Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Secured debt	Interest Rate at December 31, 2009	As of December 31, 2009	As of December 31, 2008
One Commerce Square mortgage loan (1)	5.67%	$130,000	$130,000	1/6/2016	1/6/2016
Two Commerce Square:
Mortgage loan (2)	6.30%	108,104	108,579	5/9/2013	5/9/2013
Senior mezzanine loan (3)	—	—	31,573	—	—
Junior mezzanine loan (3)	—	—	4,462	—	—
Campus El Segundo mortgage loan (4)	Libor + 3.75%	17,000	17,000	7/31/2011	7/31/2014
Four Points Centre construction loan (5)	Libor + 3.50%	26,177	28,527	7/31/2012	7/31/2014
Murano construction loan (6)	7% or 3 month Libor + 3.25%	36,955	63,904	7/31/2010	7/31/2010

Total secured debt		$318,236	$384,045

(1)	The mortgage loan is subject to interest only payments through January 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	We paid off two mezzanine loans on Two Commerce Square which were scheduled to mature in January 2010. The loans, which had a combined total principal and accrued interest amount of $36.6 million, were paid off for a discounted amount of $25.2 million, resulting in gain from extinguishment of debt of $11.4 million.

(4)	The interest rate as of December 31, 2009 was 4.1% per annum. On October 10, 2009, the loan agreement was modified and the loan maturity was extended to July 31, 2011 with three one-year extension options, at our election, subject to us complying with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. The lender has the option to require payment of $2.5 million at the time of each extension. The interest rate on the loan has been increased to LIBOR plus 3.75% per annum. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of December 31, 2009.

(5)

The weighted average interest rate as of December 31, 2009 was 2.5% per annum. On October 13, 2009, we entered into an agreement with the lender to modify and extend this loan to July 31, 2012 with two one-year extension options at our election subject to certain conditions. We have provided a repayment and completion guaranty. We have also agreed to provide additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings located in Austin, Texas. We have also committed to pay down the principal amount of the loan in the total amount of $7.8 million of which we paid $3.9 million in October, 2009, $1.3 million in January, 2010 and

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

the balance will be paid in two equal installments, in June and December, 2010. The loan has an unfunded balance of the commitment of $10.4 million which is available to fund any remaining project costs. In addition, we paid $2.225 million in June 2009 which was held by the lender to fund any remaining project costs. As of December 31, 2009, these funds have been fully disbursed. The interest rate on the loan has been increased to LIBOR plus 3.50% per annum. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of December 31, 2009.

(6)	In January 2010, we exercised the final six-month extension option, which extended the maturity date to July 31, 2010. The interest rate for this loan as of December 31, 2009 was 7%. Subsequent to December 31, 2009, we closed on the sale of four units and we have eleven units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $7.6 million. We are in discussions with the lender to extend the loan maturity to 2011, which based on the principal amortization feature of the loan, we believe is achievable. If we are unable to extend or refinance the loan, the lender could repossess the unsold units through foreclosure, which would result in an additional non-cash impairment charge. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest on the loan during the term of the loan. We do not earn any fee revenue from this project.

The loan agreement for Two Commerce Square requires that all receipts collected from this property be deposited in lockbox accounts under the control of the lenders to fund reserves, debt service and operating expenditures. Included in restricted cash at December 31, 2009 and 2008 is $1,749,000 and $2,218,000, respectively, which has been deposited in the lockbox account.

Certain mortgage and other secured loans were repaid or defeased, which resulted in repayment and defeasance costs. Such costs, along with the write-off of unamortized loan costs, net of loan premiums recorded, are presented as loss from early extinguishment of debt in the accompanying consolidated statements of operations.

Certain of our loan agreements require us to maintain monies in reserve accounts to fund various expenditures such as capital improvements, taxes, insurance, leasing commissions and debt service. Included in restricted cash on our consolidated balance sheet at December 31, 2009, are reserve funds totaling $5.3 million for One Commerce Square, $5.2 million for Two Commerce Square and $1.6 million for Murano.

As of December 31, 2009, subject to certain extension options exercisable by the Company, principal payments due for the secured and unsecured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2010	$41,355	$41,355
2011	18,971	1,971
2012	24,438	2,161
2013	108,383	108,383
2014	1,884	41,161
Thereafter	123,205	123,205

	$318,236	$318,236

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

6. Earnings (Loss) per Share

On January 1, 2009, the Company adopted FASB ASC 260-10-45, “Earnings Per Share”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share under the two-class method. The Company has granted restricted stock and incentive partnership units to employees in connection with stock based compensation. The restricted stock and incentive partnership units are considered to be participating securities because they have non forfeitable rights to dividends. The Company has adjusted its calculation of basic and diluted earnings per share to conform to the guidance provided in FASB ASC 260-10-45, which also required retrospective application for all periods presented. The change in calculating basic and diluted earnings per share pursuant to the adoption of FASB ASC 260-10-45 changed the amounts previously reported for both basic and diluted earnings per share for the years ended December 31, 2008 and 2007 by $(0.01) per share.

The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Basic earnings per share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the respective period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating security represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective years. We only present the earnings per share attributable to the common shareholders.

For the years ended December 31, 2009, 2008 and 2007, the Company incurred losses and paid dividends. The net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the years ended December 31, 2009, 2008 and 2007, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

We declared dividends per share of $0.04, $0.24 and $0.24 for the years ended December 31, 2009, 2008 and 2007, respectively. In December 2009, our board of directors suspended its quarterly dividends to common stockholders.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following is a summary of the elements used in calculating basic and diluted loss per share for the years ended December 31, 2009, 2008 and 2007 (in thousands except share and per share amounts):

	2009	2008	2007
Net loss attributable to common shares	$(21,563)	$(5,486)	$(903)
Dividends to participating securities	(33)	(174)	(173)

Net loss attributable to common shares, net of dividends to participating securities	$(21,596)	$(5,660)	$(1,076)

Weighted average common shares outstanding—basic and diluted	25,173,163	23,693,577	20,739,371

Loss per share—basic and diluted	$(0.86)	$(0.24)	$(0.05)

Dividends declared per share	$(0.04)	$(0.24)	$(0.24)

7. Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of December 31, 2009 and December 31, 2008, we held a 68.8% and 61.0% interest in the Operating Partnership, respectively.

Issuances of Common Stock and Change in Limited Voting Stock

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

On December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for $36.6 million in nonrecourse

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

senior and junior mezzanine loans on Two Commerce Square which were scheduled to mature in January 2010. Following the closing of the offering, we held a 68.8% interest in our Operating Partnership at December 23, 2009.

Limited Voting Stock

Each operating partnership unit issued in connection with the formation of our operating partnership at the time of our initial public offering in 2004 was paired with one share of limited voting stock. Operating partnership units issued under other circumstances, including upon the conversion of incentive units granted under the Incentive Plan, are not paired with shares of limited voting stock. These shares of limited voting stock are not transferable separate from the limited partnership units they are paired with, and each operating partnership unit is redeemable together with one share of limited voting stock by its holder for cash, or, at our election, one share of our common stock. Each share of limited voting stock entitles its holder to one vote on the election of directors, certain extraordinary transactions, including a merger or sale of our company, and amendments to our certificate of incorporation. Shares of limited voting stock are not entitled to any regular or special dividend payments or other distributions, including any dividends or other distributions declared or paid with respect to shares of our common stock or any other class or series of our stock, and are not entitled to receive any distributions in the event of liquidation or dissolution of our company. Shares of limited voting stock have no class voting rights, except to the extent required by Delaware law. Any redemption of a unit in our operating partnership will be redeemed together with a share of limited voting stock in accordance with the redemption provisions of the operating partnership agreement, and the share of limited voting stock will be cancelled and not subject to reissuance.

Incentive Partnership Units

We have issued a total of 1,303,336 incentive units as of December 31, 2009 to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 30,878,621 shares of common stock, of which 1,476,117 shares were unregistered, and 14,019,441 Units outstanding as of December 31, 2009, and 465,554 incentive units outstanding which were issued under our Incentive Plan, defined below. The 1,476,117 unregistered shares were issued in connection with the redemption of 1,476,117 Operating Partnership Units by executives. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.

Stock Compensation

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to executives of the Company:

Grant Date	Shares	Aggregate Value (in thousands)	Vesting Status
October 2004	46,667	$560	Fully vested
February 2006	60,000	740	Fully vested
March 2007	100,000	1,580	See below
March 2008	100,000	855	See below
January 2009	410,000	1,019	See below

Issued from Inception to December 31, 2009	716,667	$4,754

Vesting for the 100,000 and 100,000 shares commenced as of March 7, 2007 and March 19, 2008, respectively. These restricted shares will vest in full on the third anniversary of the vesting commencement date, provided that vesting could occur on the second anniversary of the vesting commencement date if certain performance goals are met. In January 2009, we issued an additional 410,000 restricted shares to executives which vest over a period of five years. Fifty percent of the restricted shares granted to executives vest based on stock performance, and fifty percent are discretionary vesting shares based on individual and company goals. The fair value of the restricted stock grants is determined based on the Company’s common stock price at the date of grant. The fair value of restricted stock grants with market conditions (e.g. stock based performance grants) is adjusted accordingly for the effect on fair value of those market conditions.

Holders of restricted stock have full voting rights and receive any dividends paid.

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	Fully vested

Issued from Inception to December 31, 2008	30,935	$382

We recorded compensation expense totaling $1,309,600, $1,063,000 and $896,000 for the vesting of the restricted stock grants for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $558,000, $451,000 and $385,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average grant date fair value of restricted stock granted to executives during the year ended December 31, 2009 was $2.49 per share. No grants of restricted stock were made to non-employee directors during the year ended December 31, 2009. As of December 31, 2009, there was $1,023,000 of total unrecognized compensation cost related to the unvested restricted stock under the Incentive Plan. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, which fully vested on October 13, 2007. In February 2006, we issued 120,000 incentive units to certain executives, which units vested on the third anniversary of the grant date. In March 2007, we issued an additional 183,333 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In March 2008, we issued an additional 160,000 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In September 2008, we issued an additional 110,000 incentive units to a new executive, which vest over a three to five year period and are subject to market based performance measures as well as individual and company goals. No incentive units were issued for the year ended December 31, 2009. The fair value of the incentive unit grants is determined based on the Company’s common stock price at the date of grant.

We have issued the following incentive units to our executives:

	units	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	730,003	$8,443	Fully vested
Issued in 2006	120,000	1,463	Fully vested
Issued in 2007	183,333	2,728	Partially vested
Issued in 2008	270,000	2,312	Partially vested

Issued from Inception to December 31, 2008	1,303,336	$14,946

For the years ended December 31, 2009, 2008 and 2007, we recorded compensation expense for the vesting of the incentive unit grants totaling $1,444,000, $2,214,000 and $2,645,000, respectively. There were no incentive units granted during the year ended December 31, 2009. As of December 31, 2009, there was $585,000 of unrecognized compensation expense related to incentive units. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.1 years.

Stock options

Under our Incentive Plan, we have 667,694 stock options outstanding as of December 31, 2009. There were no stock option grants for the year ended December 31, 2009. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model. Below is a summary of the methodologies the Company utilized to estimate the assumptions used in the Black-Scholes option pricing model:

Expected Term—The expected term of the Company’s stock-based awards represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Stock Price Volatility—The Company estimates its volatility factor by using the historical average volatility of its common stock price over a period equal to the expected term.

Expected Dividend Yield—The dividend yield is based on the Company’s expected future dividend payments.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Risk-Free Interest Rate—The Company bases the risk-free interest rate used on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent remaining term.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FASB ASC 718 “Compensation—Stock Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience.

The following are the weighted-average assumptions used in the Black-Scholes option pricing model for stock option grants made by the Company in 2008 and 2007:

	2008	2007
Expected dividend yield	2.90%	1.55%
Expected term	5 to 8 years	2 to 4 years
Risk-free interest rate	3.20%	4.62%
Expected stock price volatility	11%	13%

The following is a summary of stock option activity under our Incentive Plan as of and for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	670,609	$12.74
Granted	—	—
Forfeitures	(2,915)	10.45
Exercised	—	—

Outstanding at December 31, 2009	667,694	$12.75	6.3	—

Options exercisable at December 31, 2009	600,469	$12.96	6.2	—

The following is a summary of stock option activity under our Incentive Plan as of and for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	501,197	$13.52
Granted	169,412	10.45
Forfeitures	—	—
Exercised	—	—

Outstanding at December 31, 2008	670,609	12.74	7.4	—

Options exercisable at December 31, 2008	409,102	13.22	6.5	—

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following is a summary of stock option activity under our Incentive Plan as of and for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	389,166	$12.41
Granted-March	101,475	15.45
Granted-June	50,000	17.19
Forfeitures	(13,333)	12.26
Exercised	(26,111)	12.26

Outstanding at December 31, 2007	501,197	13.52	6.9	—

Options exercisable at December 31, 2007	300,833	12.33	7.0	—

As of December 31, 2009, there was $28,000 of total unrecognized compensation expense related to the unvested stock options. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 0.9 years. There were no stock options granted or exercised during year ended December 31, 2009.

We recorded compensation expense totaling $85,000, $218,000 and $223,000 related to the stock options for the years ended December 31, 2009, 2008 and 2007. The total income tax benefit recognized in the statement of operations related to this compensation expense was $36,000, $93,000 and $96,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Noncontrolling Interests

On January 1, 2009, the Company adopted FASB ASC 810-10 “Consolidation”, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB ASC 810-10 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, FASB ASC 810-10 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of FASB ASC 810-10, the guidance in FASB ASC 480-10, “Classification and Measurement of Redeemable Securities”, was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.

FASB ASC 810-10 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company evaluated the terms of the Units and, as a result of the adoption of FASB ASC 810-10, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets and recorded a decrease to the carrying value of noncontrolling interests of approximately $7.8 million (a corresponding increase was recorded to additional paid-in capital) to reflect the noncontrolling interests’ proportionate share of equity at December 31, 2009. In periods subsequent to the adoption of FASB ASC 810-10, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The redemption value of the 465,554 outstanding incentive units not owned by the Company at December 31, 2009 was approximately $1,378,000 based on the closing price of the Company’s common stock of $2.96 per share as of December 31, 2009.

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

Equity is allocated between controlling and noncontrolling interests as follows (in thousands) :

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$131,744	$88,983	$220,727
Net loss	(21,563)	(13,943)	(35,506)
Vesting of stock compensation	2,324	516	2,840
Reclassification adjustment	11,330	(11,330)	—
Other comprehensive income	113	62	175
Fair market value change of noncontrolling interest in unconsolidated real estate entity	311	671	982
Dividends	(963)	(538)	(1,501)
Distributions	—	(14)	(14)
Contributions	—	1,542	1,542
Stock offering, net of expenses	13,100	—	13,100

Balance at December 31, 2009	$136,396	$65,949	$202,345

8. Related Party Transactions

An affiliate of Mr. Thomas leased retail space for a restaurant located at One Commerce Square and Two Commerce Square through June 30, 2008. The lessee entity had an operating agreement with an unaffiliated third party to manage the restaurant. The Operating Partnership wrote off approximately $659,000 in outstanding accounts receivables related to this lease, of which $538,000 had been fully reserved in prior years and $121,000 was expensed to bad debt expense during the year ended December 31, 2008. The Operating Partnership also

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

expensed $22,000 of unamortized tenant improvements and $5,000 of unamortized lease costs related to this terminated lease during the year ended December 31, 2008. The Operating Partnership incurred $212,000 related to the closure of the restaurant and currently holds a liquor license with an estimated value of $65,000. There were no corresponding charges for the year ended December 31, 2009.

We provide certain property management, leasing and development and investment advisory services in connection with service agreements with certain of our consolidated subsidiaries and equity accounted unconsolidated entities. The following is a summary of those services for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Twelve months ended December 31,
	2009	2008	2007
Property management, leasing and development services fees	24,172	29,297	24,934
Investment advisory fees	6,928	7,102	15,369

Total fees	31,100	36,399	40,303
Investment advisory, management, leasing and development services expenses	(11,910)	(14,800)	(13,093)

Net investment advisory, management, leasing and development services income	$19,190	$21,599	$27,210

Total fees attributable to third parties and related parties:
Total fees attributable to third parties	$9,345	$7,194	$12,750
Total fees attributable to related parties (unconsolidated entities and subsidiaries)	21,755	29,205	27,553

Total fees before intercompany transaction eliminations	$31,100	$36,399	$40,303

Reconciliation of total fees to consolidated statement of operations:

Total fees before intercompany transaction eliminations	$31,100	$36,399	$40,303
Elimination of intercompany fee revenues (subsidiaries and our share of unconsolidated entities)	(6,732)	(10,942)	(9,632)

Total fees net of eliminations	$24,368	$25,457	$30,671

Total fees as presented in the consolidated statement of operations:

Investment advisory, management, leasing, and development services—third parties	$9,345	$7,194	$12,750
Investment advisory, management, leasing, and development services—unconsolidated real estate entities (related parties)	15,023	18,263	17,921

Total fees	$24,368	$25,457	$30,671

9. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. We are responsible for our share of taxable income or

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of December 31, 2009 and 2008, we held a 68.8% and 61.0%, respectively, capital interest in the Operating Partnership. For the years ended December 31, 2009, 2008 and 2007, we were allocated 65.8%, 61.0% and 55.5%, respectively, of the income and losses from the Operating Partnership.

Our effective tax rate is (2)%, 15% and 274%, respectively, for the years ended December 31, 2009, 2008 and 2007. The resulting tax rate is primarily due to the noncontrolling interests’ attributable income as a result of our adoption of FASB ASC 810, and the valuation allowance recorded during the year related to the Company’s net deferred tax asset.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

The benefit (provision) for income taxes consists of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Current income taxes:
Federal	$(1,601)	$(123)	$(5,616)
State	(546)	(171)	(1,177)

Total current income taxes	$(2,147)	$(294)	$(6,793)

Deferred income tax benefit (provision):
Federal	7,892	2,092	4,728
State	1,607	502	1,179

Total deferred income tax benefit (provision)	$9,499	$2,594	$5,907

Interest expense, gross of related tax effects	(646)	(415)	(335)
Change in valuation allowance	(7,389)	—	—

(Provision) benefit for income taxes	$(683)	$1,885	$(1,221)

A reconciliation of the benefit (provision) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Tax benefit (provision) at statutory rate of 35%	$12,188	$4,288	$(155)
Noncontrolling interests	(4,880)	(1,708)	44
State income taxes, net of federal tax benefit & reduction in state valuation allowance	868	160	15
Restricted incentive unit compensation	(331)	(473)	(521)
Interest expense, gross of related tax effects	(646)	(415)	(335)
Valuation allowance	(7,389)	—	—
Other	(493)	33	(269)

(Provision) benefit for income taxes	$(683)	$1,885	$(1,221)

Effective income tax rate	(2)%	15%	274%

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The significant components of the net deferred tax (asset) as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax (asset):
Net operating loss carry forward	$(14,710)	$(6,787)
State taxes	(546)	(596)
Stock compensation	(1,732)	(1,170)
Income from Operating Partnership	3,991	172
Impairment loss	(11,006)	(2,854)
Cancellation of debt deferral	4,441	—
Interest income from loan receivable	(4,641)	(3,649)
Valuation allowance	7,389	—
Other, net	(830)	(650)

Deferred tax (asset), net	$(17,644)	$(15,534)

The net deferred tax asset is included with other assets on the Company’s balance sheet. As of the year ended December 31, 2009, the Company anticipates having net operating loss carryforwards of $37.2 million for federal purposes and $34.7 million for state purposes that are subject to the gross annual limitation under Internal Revenue Code Section 382 (“Section 382”). The Company’s gross annual limitation under Section 382 is $9.9 million per year. The Company’s net operating loss carryforwards are subject to varying expirations from 2015 through 2029.

FASB ASC 740-10-30-17 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. For the year ended December 31, 2009, the Company has recorded a full valuation allowance of $7.4 million on a portion of their net deferred tax assets, the Company’s deferred tax assets in excess of their liability for unrecognized tax benefits discussed below, due to uncertainty of future realization.

In June 2006, the FASB issued FASB ASC 740-10-15, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB ASC 740. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files U.S. federal income tax returns and returns in various states jurisdictions. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2009, 2008, and 2007 we recorded $646,000, $415,000, and $335,000, respectively, of interest related to unrecognized tax benefits as a component of income tax expense.

The Company adopted the provisions of FASB ASC 740-10-15 on January 1, 2007, which resulted in unrecognized tax benefits of approximately $9 million and accrued interest of $200,000 of which $120,000 was recorded as a reduction to the opening balance of retained earnings, and if recognized, would affect our effective tax rate.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

As of December 31, 2009, 2008, and 2007, the Company has recorded unrecognized tax benefits of approximately $17.8 million, $15.7 million, and $15.6 million, respectively, and if recognized, would not affect our effective tax rate.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, 2008, and 2007, the Company has recorded $2.1 million, $1.5 million, and $0.7 million respectively, of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

We do not anticipate any significant increases or decreases to the amounts of unrecognized tax benefits within the next twelve months.

We conduct business in California, Pennsylvania, Texas and Virginia. For federal and state purposes, the years ended December 31, 2004, through 2009 remain subject to examination by the respective tax jurisdictions.

A reconciliation of the Company’s unrecognized tax benefits as of December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Unrecognized Tax Benefits—Opening Balance	$15,660	$15,577	$9,022
Gross increases—tax positions in prior period	84	80	437
Gross decreases—tax positions in prior period	(9)	(134)	(62)
Gross increases—current period tax positions	2,394	520	6,676
Gross decreases—current period tax positions	(347)	(383)	(496)

	$17,782	$15,660	$15,577

10. Fair Value of Financial Instruments

FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments as of December 31, 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of December 31, 2009 and 2008, the estimated fair value of our mortgage and other secured loans and unsecured loan aggregates $285.9 million and $364.1 million, respectively, compared to the aggregate carrying value of $318.2 million and $387.9 million, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

11. Minimum Future Lease Rentals

We have entered into various lease agreements with tenants as of December 31, 2009. The minimum future cash rents receivable under non-cancelable operating leases in each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2010	$27,848
2011	29,166
2012	28,157
2013	26,311
2014	22,058
Thereafter	57,870

$191,410

The leases generally also require reimbursement of the tenant’s proportional share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

12. Revenue Concentrations

(a) Rental revenue concentrations:

A significant portion of our rental revenues and tenant reimbursements were generated from one tenant, Conrail. The revenue recognized related to this tenant for the years ended December 31, 2009, 2008, and 2007 was $6,352,000, $19,206,000 and $25,320,000, respectively.

In March 1990, Two Commerce Square entered into a long-term lease agreement with Conrail to occupy approximately 753,000 square feet of office space in Two Commerce Square, a portion of which expired in 2008 and the remainder expired in 2009. As an inducement to enter into the lease, Two Commerce Square agreed to pay Conrail $34,000,000 no later than the fifth anniversary of the commencement of the lease, as defined, plus accrued interest at 8% per annum, compounded annually, under certain circumstances.

In accordance with the agreement, $34,000,000 was paid to Conrail in 1997. This lease concession has been reflected in the accompanying financial statements as a deferred rent receivable, and was recognized ratably over Conrail’s lease period as a reduction in rental revenue. Interest is payable only in the event of sufficient cash flow from Two Commerce Square, as defined. We have not paid any interest through December 31, 2009 and believe that an accrual for interest expense at December 31, 2009 is not required and interest will not be payable as a result of the expiration of the Conrail lease in June 2009.

As of December 31, 2009 and 2008, $0, and $1,377,000, respectively, of the deferred rents relates to Conrail. As of December 31, 2009 and 2008, we had received prepaid rents of $0 and $1,329,000, respectively, from Conrail.

(b) Concentrations related to investment advisory, property management, leasing and development services revenue:

Under agreements with CalSTRS, we provide property acquisition, investment advisory, property management, leasing and development services for CalSTRS under a separate account relationship and through a joint venture relationship. At December 31, 2009 and 2008, there were three office properties, respectively,

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

subject to the separate account relationship. At December 31, 2009 and 2008, there were twenty-two office properties, respectively, subject to the joint venture relationship. We asset manage all of these properties.

Under the separate account relationship, we earn acquisition fees over the first three years after a property is acquired, if the property meets or exceeds the pro forma operating results that were submitted at the time of acquisition and a performance index associated with the region in which the property is located. The three properties under the separate account relationship are no longer eligible for acquisition fees. Under the joint venture relationship, we are paid acquisition fees at the time a property is acquired, as a percent of the total acquisition price. For the year ended December 31, 2007, we earned acquisition fees of $7,265,000 including $1,703,000 from TPG/CalSTRS. We did not earn any acquisition fees during the years ended December 31, 2009 and 2008.

Under the separate account relationship, we earn asset management fees paid on a quarterly basis, based on the annual net operating income of the properties. Under the joint venture relationship, asset management fees are paid on a monthly basis, initially based upon a percentage of a property’s annual appraised value for properties that are unstabilized at the time of acquisition. At the point of stabilization of the property, asset management fees are calculated based on net operating income. For the years ended December 31, 2009, 2008 and 2007, we earned asset management fees under these agreements of $5,014,000, $5,348,000 and $5,937,000, respectively, including $4,507,000, $4,757,000 and $5,211,000, respectively, from TPG/CalSTRS.

We perform property management and leasing services for fourteen of the fifteen properties subject to the asset management agreements with CalSTRS. We are entitled to property management fees calculated based on 2% or 3% of the gross revenues of the particular property, paid on a monthly basis. In addition, we are reimbursed for compensation paid to certain of our employees and direct out-of-pocket expenses. The management and leasing agreements expire on the third anniversary of each property’s acquisition. The agreements are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. For the years ended December 31, 2009, 2008 and 2007, we earned property management fees under these agreements of $8,269,000, $8,251,000 and $6,455,000, respectively, including $7,643,000, $7,593,000 and $5,586,000, respectively, from TPG/CalSTRS. In addition, for the years ended December 31, 2009, 2008 and 2007, we were reimbursed $5,019,000, $5,631,000 and $3,524,000, respectively, including $4,475,000, $4,975,000 and $2,928,000, respectively, from TPG/CalSTRS. The reimbursements represent primarily the cost of on-site property management personnel incurred on behalf of the managed properties.

For properties in which we are responsible for the leasing and development services, we are entitled to receive market leasing commissions and development fees as defined in the agreements with CalSTRS. For the years ended December 31, 2009, 2008 and 2007, we earned leasing commissions under the agreements of $3,869,000, $4,652,000 and $4,289,000, respectively, including $2,127,000, $4,104,000 and $4,126,000, respectively, from TPG/CalSTRS. For the years ended December 31, 2009, 2008 and 2007, we earned development fees under these agreements of $884,000, $1,909,000 and $1,387,000, respectively, including $745,000, $1,810,000 and $1,297,000, respectively, from our joint venture with CalSTRS.

Under the separate account relationship, we receive incentive compensation based upon performance above a minimum hurdle rate, at which time we begin to participate in cash flow from the relevant property. Incentive compensation is paid at the time an investment is sold. For the year ended December 31, 2007, we earned incentive compensation of $5,563,000 related to the sale of Valencia Town Center. None was earned during the years ended December 31, 2009 or 2008. Under the joint venture relationship, incentive compensation is based on a minimum return on investment to CalSTRS, following which we participate in cash flow above the stated return, subject to a clawback provision if returns for a property fall below the stated return. We earned an incentive compensation fee of $571,000 related to the sale of our joint venture property, Intercontinental Center,

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

during the year ended December 31, 2007. Of these amounts, 25% was eliminated in consolidation and the remaining 75% was recorded as deferred revenue due to the clawback provision. We did not earn any incentive fees from CalSTRS during the years ended December 31, 2009 and 2008.

At December 31, 2009 and 2008, we had accounts receivable, including amounts generated under the above agreements, of $2,560,000 and $5,306,000, respectively, including $1,785,000 and $4,371,000, respectively, due from TPG/CalSTRS.

We also provide property management and leasing services for the CalEPA building for the City of Sacramento. The property management agreement expires on June 30, 2016, is extendable through June 30, 2020 and is subject to early termination on June 30, 2011 based on the terms in the agreement. Property management fees are fixed and subject to an annual increase. For the years ended December 31, 2009, 2008 and 2007, we earned property management fees from the City of Sacramento of $922,000, $922,000 and $894,000, respectively, and were reimbursed $534,000, $448,000 and $353,000, respectively. The reimbursements represent the cost of on-site property management personnel incurred on behalf of the managed property. At December 31, 2009 and 2008, we had accounts receivable from the CalEPA building of $66,000 and $45,000, respectively.

13. Commitments and Contingencies

We have been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.

We sponsor a 401(k) plan for our employees. Our contributions were $65,000, $61,000 and $688,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Our contributions decreased by 91.1% in 2008 compared to 2007 primarily due to company wide cost reduction measures.

We are a tenant in City National Plaza through May 2014 and in One Commerce Square through February 2016. For the years ended December 31, 2009, 2008, and 2007 we incurred rent expense of $350,000, $284,000 and $241,000, respectively, to City National Plaza. These expense amounts are included in rent—unconsolidated real estate entities. The rent expense related to One Commerce Square is eliminated in consolidation.

The minimum future rents payable as of December 31, 2009 is $1.4 million under the City National Plaza lease.

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

A mortgage loan, with an outstanding balance of $18,508,000 and $18,826,000 as of December 31, 2009 and 2008, respectively, secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

In connection with our Campus El Segundo mortgage loan (see Note 4), we have guaranteed and promised to pay the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

In connection with our Murano construction loan (see Note 4), we and two unaffiliated individuals who are partners in the Murano development project, collectively agreed to guarantee the completion of the required work, as defined in the applicable agreement, in favor of the construction loan lender, which has been completed, and agreed to guarantee payment of interest during the extension term of the loan.

In connection with our Four Points Centre construction loan (see Note 4), we have guaranteed in favor of and promised to pay to the lender 46.5% of the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. After the remaining $2.6 million principal reduction payments we will make in 2010, the outstanding balance will be $22.3 million, which results in a maximum guarantee amount based on 46.5% of $10.4 million. Upon the occurrence of certain events, as defined in the repayment and completion guaranty agreement, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under the loan, and upon the occurrence of even further events, as defined, our maximum liability as guarantor will be reduced to 25.0% of all sums payable under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed the core and shell construction. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement.

14. Subsequent Events

Subsequent to December 31, 2009, we negotiated on behalf of CalSTRS, our partner in City National Plaza, for CalSTRS to acquire all of the property’s mezzanine debt, which has a principal balance of approximately $219.1 million, and is scheduled to mature on July 9, 2010. CalSTRS acquired this debt and will contribute it to the partnership’s equity, reducing the leverage on the property from $568.0 million to $348.9 million, all of which is first mortgage debt. We are in discussions with CalSTRS to obtain an option to participate in the loan purchase, on or after the maturity of the mezzanine debt, based on our pro rata share of 25% of the existing City National Plaza equity.

15. Quarterly Financial Information—Unaudited

The tables below reflect the selected quarterly information for us for the years ended December 31, 2009 and 2008. Certain prior year amounts have been reclassified to conform to the current year presentation (in thousands, except for share and per share amounts).

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$27,749	$42,884	$22,204	$21,271
Loss before gain on sale of real estate, gain (loss) on early extinguishment of debt, interest income, equity in net loss of unconsolidated real estate entities, noncontrolling interests and provision for income tax	(10,116)	(12,413)	(3,918)	(5,613)
Loss before noncontrolling interests and provision/benefit for income taxes	(13,080)	(15,482)	(4,385)	(1,876)
Net loss	(7,730)	(10,912)	(2,746)	(174)
Net loss per share-basic and diluted	$(0.30)	$(0.43)	$(0.11)	$(0.01)
Weighted-average shares outstanding-basic and diluted	25,753,994	25,212,319	24,889,637	24,542,990

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenue	$21,307	$25,720	$100,902	$23,631
(Loss) income before gain on sale of real estate, interest income, equity in net loss of unconsolidated real estate entities, noncontrolling interests and provision for income tax	(16,898)	(3,785)	14,762	(170)
(Loss) income before noncontrolling interests and provision/benefit for income taxes	(20,164)	(7,166)	14,232	847
Net income (loss)	(7,710)	(2,941)	4,948	219
Net income (loss) per share-basic	$(0.33)	$(0.13)	$0.20	$0.01
Net income (loss) per share-diluted	$(0.33)	$(0.13)	$0.20	$0.01
Weighted-average shares outstanding-basic	23,724,453	23,701,294	23,678,260	23,658,963
Weighted-average shares outstanding-diluted	23,724,453	23,701,294	23,678,260	23,658,963

(1)	Certain unrecorded expenses, primarily interest, related to the first, second and third quarters were recorded in the fourth quarter. We believe the amounts were not material.

SCHEDULE III—INVESTMENTS IN REAL ESTATE

(In thousands)

	One Commerce Square	Two Commerce Square	Murano	2100 JFK Boulevard	Four Points Centre	Campus El Segundo	Metro Studio @ Lankershim
Property Type	High-rise office	High-rise office	Condominium Units Held for Sale	Parking lot	Office/ Retail/Hotel/ Development	Office/ Retail/Hotel/ Development	Office/Prod. Facility/ Residential/ Retail Development
Location	Philadelphia, PA	Philadelphia, PA	Philadelphia, PA	Philadelphia, PA	Austin, TX	El Segundo, CA	Los Angeles, CA
Encumbrances, net	$130,000	$108,104	$36,955	$—	$26,177	$17,000	$—
Initial cost to the real estate entity that acquired the property:
Land and improvements	14,259	15,758	6,213	4,872	10,523	39,937	—
Buildings and improvements	87,653	147,951	—	—	—	—	—
Cost capitalized subsequent to acquisition:
Land and improvements	528	706	1,835	53	9,081	20,223	14,614
Buildings and improvements	34,353 (1)	27,541 (1)	56,054	—	38,597	3,264	—
Gross amount at which carried at close of period:
Land and improvements	14,787	16,464	8,048	4,925	19,604	60,160	14,614
Buildings and improvements	122,006	175,492	56,054	—	38,597	3,264	—
Accumulated depreciation and amortization (2)	(30,597)	(64,513)	—	(33)	(98)	(320)	—
Date construction completed	1987	1992	2008	N/A	N/A	N/A	N/A

Investments in real estate:
	2009	2008	2007
Balance, beginning of the year	$579,856	$574,983	$442,798
Additions during the year:
Improvements	6,871	100,841	136,725
Deductions during the year:
Cost of real estate sold	(24,214)	(62,436)	—
Asset impairment	(13,000)	(11,023)	—
Retirements	(15,498)	(22,509)	(4,540)

Balance, end of the year	$534,015	$579,856	$574,983

Accumulated depreciation related to investments in real estate:
	2009	2008	2007
Balance, beginning of the year	$(101,191)	$(111,619)	$(106,644)
Additions during the year	(9,868)	(8,729)	(9,515)
Retirements during the year	15,498	19,157	4,540

Balance, end of the year	$(95,561)	$(101,191)	$(111,619)

(1)	Included in the total are write-offs for fully depreciated tenant improvements.

(2)	The depreciable life for buildings ranges from 40 to 50 years, 5 to 40 years for building improvements, and the shorter of the useful lives or the terms of the related leases for tenant improvements.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $399.8 million as of December 31, 2009 (unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

TPG/CalSTRS, LLC:

We have audited the accompanying consolidated balance sheets of TPG/CalSTRS, LLC (a Delaware limited liability company) (“TPG/CalSTRS”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of TPG/CalSTRS’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company adopted FAS 160 Noncontrolling Interest in Consolidated Financial Statements (codified in FASB ASC 810 Consolidation). All years and periods presented have been reclassified to conform to the adopted accounting standards.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TPG/CalSTRS at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 19, 2010

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands)

	2009	2008
ASSETS
Investments in real estate:
Operating properties	$1,039,627	$1,024,503
Land and improvements	120,188	120,016
Land improvements—development properties	24,982	24,999
Tenant improvements	207,888	197,923

	1,392,685	1,367,441
Less accumulated depreciation and impairment losses	(247,522)	(143,040)

	1,145,163	1,224,401
Investments in real estate—land held for sale	3,853	3,835

	1,149,016	1,228,236
Investments in unconsolidated real estate entities	50,844	45,347
Cash and cash equivalents, unrestricted	3,911	10,668
Restricted cash	87,441	51,583
Accounts receivable, net of allowance for doubtful accounts of $429 and $121 as of 2009 and 2008, respectively	1,669	3,681
Receivables from unconsolidated real estate entities	295	—
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $59,151 and $57,312 as of 2009 and 2008, respectively	77,938	88,587
Deferred loan costs, net of accumulated amortization of $5,000 and $5,339 as of 2009 and 2008, respectively	1,702	2,367
Deferred rents	68,273	62,060
Acquired above market leases, net of accumulated amortization of $5,519 and $5,835 as of 2009 and 2008, respectively	1,810	2,435
Prepaid expenses and other assets	5,131	4,820
Assets associated with discontinued operations	—	86

Total assets	$1,448,030	$1,499,870

LIABILITIES AND EQUITY
Commitments and contingencies Liabilities:
Mortgage loans	$1,042,635	$989,305
Other secured loans	287,859	322,086
Unsecured loans, net of unamortized discount of $3,933	15,825	—
Accounts payable and other liabilities	41,302	49,569
Due to affiliate	1,676	4,967
Acquired below market leases, net of accumulated amortization of $11,790 and $9,931 as of 2009 and 2008, respectively	10,173	12,548
Prepaid rent and deferred revenue	6,692	6,270
Liabilities associated with discontinued operations	—	121

Total liabilities	1,406,162	1,384,866

Redeemable noncontrolling interest	—	18,771
Members’ equity, including $530 and $1,246 accumulated other comprehensive loss as of 2009 and 2008, respectively	41,868	96,233

Total liabilities and members’ equity	$1,448,030	$1,499,870

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Revenues:
Rental	$134,627	$131,617	$127,570
Tenant reimbursements	49,593	49,375	36,143
Parking	15,073	15,455	13,934
Other	3,531	3,704	5,365

Total revenues	202,824	200,151	183,012

Expenses:
Operating	75,976	77,585	73,153
Real estate and other taxes	22,633	24,624	20,683
General and administrative	9,820	9,212	10,412
Parking	3,429	3,158	2,606
Depreciation	49,401	46,440	43,483
Amortization	14,859	17,250	24,483
Interest	49,541	67,102	81,247
Impairment loss	59,133	—	—

Total expenses	284,792	245,371	256,067

Loss from continuing operations before interest income and equity in net income (loss) of unconsolidated real estate entities	(81,968)	(45,220)	(73,055)
Interest income	255	1,165	2,761
Equity in net income (loss) of unconsolidated real estate entities	1,834	(18,123)	(9,001)

Loss from continuing operations	(79,879)	(62,178)	(79,295)
(Loss) income from discontinued operations	(83)	(104)	7,662

Net loss	$(79,962)	$(62,282)	$(71,633)

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	CalSTRS	TPG	Total
Balance-December 31, 2006	$67,458	$48,060	$115,518
Contributions	90,904	20,566	111,470
Distributions	(10,692)	(4,161)	(14,853)
Fair market value change of redeemable noncontrolling interest	2,251	750	3,001
Syndication fee	(1,678)	(559)	(2,237)
Net loss	(54,193)	(17,440)	(71,633)
Other comprehensive loss	(31)	46	15

Comprehensive loss	(54,224)	(17,394)	(71,618)

Balance-December 31, 2007	94,019	47,262	141,281
Contributions	5,892	1,965	7,857
Fair market value change of redeemable noncontrolling interest	6,885	2,295	9,180
Net loss	(46,711)	(15,571)	(62,282)
Other comprehensive income	75	122	197

Comprehensive loss	(46,636)	(15,449)	(62,085)

Balance-December 31, 2008	60,160	36,073	96,233
Contributions	16,800	5,600	22,400
Distributions	(724)	(724)	(1,448)
Fair market value change of redeemable noncontrolling interest	2,946	984	3,930
Net loss	(60,043)	(19,919)	(79,962)
Other comprehensive income	536	179	715

Comprehensive loss	(59,507)	(19,740)	(79,247)

Balance-December 31, 2009	$19,675	$22,193	$41,868

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(79,962)	$(62,282)	$(71,633)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of real estate	—	—	(7,932)
Depreciation and amortization expense	64,260	63,622	67,955
Amortization of above and below market leases, net	(1,750)	(1,566)	(4,422)
Amortization of loan costs	2,765	3,701	4,681
Expense of previously capitalized assets	375	—	—
Allowance for doubtful accounts	351	113	283
Equity in net (loss) income in unconsolidated real estate entities	(1,834)	18,123	9,001
Deferred rents, net	(5,190)	(8,782)	(12,281)
Impairment loss	59,133	—	—
Distributions received from unconsolidated real estate entities	1,809	—	—
Purchase of interest rate caps	(379)	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,095	1,153	2,960
Due from affiliates	(288)	—	—
Prepaid expenses and other assets	(1,078)	(856)	14,922
Deferred rents and deferred lease costs	(5,493)	(10,664)	(16,825)
Accounts payable and other liabilities	(915)	1,514	(260)
Due to affiliates	(3,291)	(2,375)	1,835
Prepaid rent and deferred revenue	16	753	1,393
Deferred interest payable	4	—	—

Net cash (used in) provided by operating activities	30,628	2,454	(10,323)

Cash flows from investing activities:
Expenditures for real estate	(36,047)	(85,182)	(246,543)
Proceeds from sale of real estate	—	—	23,594
Distributions received from unconsolidated real estate entities	362	570	369
Investments in unconsolidated real estate entities	(5,000)	(2,988)	(73,750)

Net cash used in investing activities	(40,685)	(87,600)	(296,330)

Cash flows from financing activities:
Proceeds from mortgage and other secured loans	36,616	80,072	219,886
Repayment of mortgage loan	(18,410)	(4,613)	(14,570)
Members’ contributions	22,400	7,857	111,472
Members’ distributions	(1,448)	—	(14,853)
Change in restricted cash	(35,858)	5,685	3,202
Payment of loan costs	—	—	(1,591)

Net cash provided by financing activities	3,300	89,001	303,546

Net (decrease) increase in cash and cash equivalents	(6,757)	3,855	(3,107)
Cash and cash equivalents, at beginning of period	10,668	6,813	9,920

Cash and cash equivalents, at end of period	$3,911	$10,668	$6,813

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $228, $2,020 and $3,075 for the years ended December 31, 2009, 2008 and 2007, respectively	$48,101	$67,015	$78,546
Other comprehensive income	468	197	15
Supplemental disclosure of non-cash investing and financing activities:
Investments in real estate included in accounts payable and other liabilities	3,187	7,377	3,855
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	1,480	3,944	4,887
Issuance of note payable for buyout of noncontrolling interest	19,758	—	—
Syndication fee related to the investment in Austin Portfolio Joint Venture	—	—	2,237
Increase in lease inducements included in deferred rent	511	1,001	6,668

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

Years Ended December 31, 2009, 2008 and 2007

(Tabular amounts in thousands, except share and per share amounts)

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

TPG/CalSTRS is the sole member of TPGA, LLC, a Delaware limited liability company, which is the managing member of TPG Plaza Investments, LLC (“TPG Plaza”), a Delaware limited liability company. Prior to the second quarter of 2009, TPGA, LLC had an 85.4% ownership interest in TPG Plaza. TPG/CalSTRS’ financial statements are consolidated with the accounts of TPGA, LLC and TPG Plaza. The ownership interest of the other member of TPG Plaza is reflected in the accompanying balance sheets as redeemable noncontrolling interest. During the second quarter of 2009, TPG/CalSTRS redeemed the approximately 15% noncontrolling interest held by the other member. Effective with this redemption, which is discussed further in note 9, TPG/CalSTRS owns 100% of TPG Plaza.

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

As of December 31, 2009, TPG/CalSTRS owned a 100% interest in the following twelve properties:

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

TPG/CalSTRS, LLC also owns a 25% interest in a joint venture which owns the following ten properties (“Austin Portfolio Joint Venture Properties”):

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

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable limited liability company agreements. Such allocations may differ

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of December 31, 2009:

All properties, excluding Austin Portfolio Joint Venture Properties:
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

We hold interests, together with certain third parties, in a limited liability company which we consolidate in our financial statements. Such interests are subject to the provisions of FASB ASC 810, “Consolidation” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”. Based on the provisions set forth in these rules, we consolidate the limited liability company because it is considered a variable interest entity and we are the primary beneficiary.

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $11,563,000 and $11,336,000 as of December 31, 2009 and 2008, respectively. In December 2007, the FASB issued FASB ASC 805-10, “Business Combinations,” to create greater consistency in the accounting and financial reporting of business combinations. FASB ASC 805-10-05 requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. FASB ASC 805-10 also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity. In addition, FASB ASC 805-10 requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. FASB ASC 805-10 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of FASB ASC 805-10 did not have a material impact on our financial position or results of operations.

Investments in Real Estate- Land held for sale

TPG/CalSTRS considers assets to be held for sale pursuant to the provisions of FASB ASC 360, “Property, Plant and Equipment.” The held for sale classification for real estate owned is evaluated quarterly.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We use the equity method of accounting to account for investments in real estate entities over which we have significant influence, but not control over major decisions. In these situations, the unit of account for measurement purposes is the equity investment and not the real estate. Accordingly, if our joint venture investments meet the other-than-temporary criteria of FASB ASC 323, “Investments—Equity Method and Joint Ventures”, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of our investment.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

We recorded an impairment charge of our investment in the Austin Portfolio Joint Venture, which is accounted for under the equity method, for the years ended December 31, 2009 and 2008 of $4.9 million and $4.8 million, respectively. These non-cash impairment charges related to our investment in the Austin Portfolio Joint Venture are included in the “Equity in net loss of unconsolidated real estate entities” line item in the consolidated statements of operations for the respective years. In addition, we recorded impairment charges related to certain of our wholly-owned properties in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” as follows: Four Falls Corporate Center of $12.3 million; Walnut Hill Plaza of $5.4 million and Centerpointe I & II of $41.3 million. There were no impairment charges recorded for our wholly-owned properties for the year ended December 31, 2008. These non-cash impairment charges related to our properties are included in the “Impairment loss” line item in the consolidated statements of operations.

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

Purchase Accounting for Acquisition of Interests in Real Estate Entities

Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which TPG/CalSTRS acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of FASB ASC 805, “Business Combinations”, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, tenant and site improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2009 and 2008, we had an asset related to above market leases of $1,810,000 and $2,435,000, respectively, net of accumulated amortization

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

of $5,519,000 and $5,835,000, respectively, and a liability related to below market leases of $10,173,000 and $12,548,000, respectively, net of accumulated accretion of $11,790,000 and $9,931,000, respectively. The weighted average amortization period for the above and below market leases was approximately 3.4 years and 4.6 years, respectively, as of December 31, 2009 and 4.5 years as of December 31, 2008.

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

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$6,363,551	$5,329,924	$4,687,985	$4,275,264	$3,955,566	$9,095,722	$33,708,012

Adjustments to rental revenues:
Above market leases	$446,642	$402,592	$293,920	195,679	$182,526	$288,669	$1,810,028
Below market leases	$(2,095,613)	$(1,906,498)	$(1,722,629)	$(1,614,224)	$(1,356,181)	$(1,478,227)	$(10,173,372)

Net adjustment to rental revenues	$(1,648,971)	$(1,503,906)	$(1,428,709)	$(1,418,545)	$(1,173,655)	$(1,189,558)	$(8,363,344)

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $6,542,000, $9,849,000 and $13,156,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $1,750,000, $1,566,000 and $4,420,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. TPG/CalSTRS also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

Derivative Instruments and Hedging Activities

FASB ASC 815, “Derivatives and Hedging”, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB ASC 815, TPG/CalSTRS records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

The objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, TPG/CalSTRS primarily uses interest rate caps as part of its cash flow hedging strategy. Under FASB ASC 815, our interest rate caps qualify as cash flow hedges. No derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, TPG/CalSTRS does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2009 and 2008, interest rate caps with a fair value of $3,000 and $(11,000), respectively, were included in deferred loan costs. The change in net unrealized gain (loss) of $716,000, $197,000 and $15,000 in 2009, 2008 and 2007, respectively, for these derivatives designated as cash flow hedges is separately disclosed in the statements of members’ equity and comprehensive loss. On December 18, 2009, we entered into a settlement agreement with Lehman Brothers Holdings Inc. for $5.0 million to terminate the interest rate collar agreement for TPG Austin Portfolio Holdings LLC, which we paid on January 25, 2010.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

To comply with the provisions of FASB ASC 820-10-35, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.

Asset Retirement Obligation

We account for asset retirement obligations in accordance with FASB ASC 410, “Asset Retirement and Environmental Obligations”, which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FASB ASC 410-20-25 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. TPG/CalSTRS has determined that conditional legal obligations exist for City National Plaza related primarily to asbestos-containing materials. As of December 31, 2009 and 2008, the liability for conditional asset retirement obligations for City National Plaza was $0.8 million and $1.0 million, respectively.

Income Taxes

TPG/CalSTRS and its subsidiaries, which are pass-through entities, are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Company is subject to income taxes in Texas and records its share of Texas income taxes from the Austin Portfolio Joint Venture Properties. For the year ended December 31, 2009, the Company recorded Texas income tax expense of $621,000 as a component of real estate and other taxes. The Company’s share of Texas income taxes from the Austin Portfolio Joint Venture Properties of $168,000 is recorded as a component of equity in net income/loss of unconsolidated real estate entities.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Effective December 31, 2009, TPG/CalSTRS adopted pronouncement ASU 2009-06 with respect to how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The pronouncement requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. Open tax years are those that are open for examinations by taxing authorities.

TPG/CalSTRS has had no examinations in progress and none are expected at this time. As of December 31, 2009, management has reviewed all open tax years and major jurisdictions and concluded the adoption of the new accounting guidance resulted in no impact to the Company’s financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

Fair Value of Financial Instruments

FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments as of December 31, 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of December 31, 2009 and 2008, the estimated fair value of our mortgage and other secured loans and unsecured loan aggregates $1.3 billion and $1.2 billion, respectively, compared to the aggregate carrying value of $1.4 billion and $1.3 billion, respectively.

Adoption of FASB Statement No. 160

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. SFAS 160 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of SFAS 160 resulted in a reclassification of minority interests to a separate component of total equity on the balance sheet and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income available to common stockholders on the statement of operations. All previous references to “minority interests” in the consolidated financial statements have been revised to “noncontrolling interests.” See Note 9—Equity for additional details.

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

Concentration of Risk

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

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

For the years ended December 31, 2009, 2008 and 2007, one tenant accounted for approximately 9.0%, 9.6% and 10.2%, respectively, of rent and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses) of TPG/CalSTRS.

TPG/CalSTRS generally requires either a security deposit, letter of credit or a guarantee from its tenants.

Expenses

Expenses include all costs incurred by TPG/CalSTRS in connection with the management, operation, maintenance and repair of the properties and are expensed as incurred.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855):” Amendments to Certain Recognition and Disclosure Requirements”. ASU No. 2010-09 amends ASC 855 and requires public companies to evaluate subsequent events through the date that the financial statements are issued. This update is effective immediately. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on January 1, 2010. We are currently evaluating the impact that this ASU will have on our financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. This Update is to defer the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities and clarify other aspects of the Statement 167 amendments. As a result of the deferral, a reporting entity will not be required to apply the Statement 167 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. This Update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the Update also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009, which for us means January 1, 2010. We are currently evaluating the impact that this ASU will have on our financial statements.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

In June 2009, the FASB issued FASB ASC 810-10-25, “Consolidation.” FASB ASC 810-10-25 revises the approach to determining the primary beneficiary of a Variable Interest Entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. FASB ASC 810-10-25 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact of adopting FASB ASC 810-10-25 on our financial position and results of operations. The FASB subsequently amended certain aspects of this Topic with the issuance of ASU 2009-17.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810-10, “Noncontrolling Interests in Consolidated Financial Statements,” which requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. FASB ASC 810-10 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, FASB ASC 810-10 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. Effective January 1, 2009, we adopted the provisions of FASB ASC 810-10. The retrospective presentation and disclosure requirements outlined by FASB ASC 810-10 have been incorporated for all periods herein. The adoption of FASB ASC 810-10 resulted in a reclassification of minority interests to a separate component of total equity on the balance sheet and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income available to common stockholders on the statement of operations. All previous references to “minority interests” in the consolidated financial statements have been revised to “noncontrolling interests.” In connection with the issuance of FASB ASC 810-10, certain revisions were also made to FASB ASC 480-10, “Classification and Measurement of Redeemable Securities”. See Note 6- Earnings (Loss) Per Share and Note 7- Equity for additional details.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

3. Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans (in thousands) as of December 31, 2009 and 2008 is as follows. None of these loans are recourse to TPG/CalSTRS. In connection with some of the loans listed in the table below, TPG/CalSTRS is subject to customary non-recourse carve out obligations.

	Interest Rate at December 31, 2009	Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
		2009	2008
City National Plaza (1)(2)
Senior mortgage loan (3)	LIBOR + 1.07%	$348,925	$355,300	7/9/2010	7/9/2010
Senior mezzanine loan-Note A (3)	LIBOR + 2.59%	67,886	66,446	7/9/2010	7/9/2010
Senior mezzanine loan-Note B (3)	LIBOR + 1.90%	23,569	24,000	7/9/2010	7/9/2010
Senior mezzanine loan-Note C (3)	LIBOR + 2.25%	23,569	24,000	7/9/2010	7/9/2010
Senior mezzanine loan-Note D (3)	LIBOR + 2.50%	23,569	24,000	7/9/2010	7/9/2010
Senior mezzanine loan-Note E (3)	LIBOR + 3.05%	22,293	22,700	7/9/2010	7/9/2010
Junior mezzanine loan (3)	LIBOR + 5.00%	58,188	56,954	7/9/2010	7/9/2010
Note payable to former partner	5.75%	19,758	—	7/1/2012	1/4/2016
CityWestPlace
Fixed	6.16%	121,000	121,000	7/6/2016	7/6/2016
Floating (3) (4)	LIBOR + 1.25%	92,400	92,400	7/1/2010	7/1/2011
San Felipe Plaza
Mortgage loan-Note A (10)	5.28%	101,500	101,500	8/11/2010	8/11/2010
Mortgage loan-Note B (10)	LIBOR + 3.00%	16,200	16,200	8/11/2010	8/11/2010
2500 City West
Mortgage loan-Note A (10)	5.28%	70,000	70,000	8/11/2010	8/11/2010
Mortgage loan-Note B (10)	LIBOR + 3.00%	14,132	11,378	8/11/2010	8/11/2010

Brookhollow Central I, II and III
Mortgage loan-Note A (3) (10)	LIBOR + 0.44%		24,154	24,154	8/9/2010	8/9/2010
Mortgage loan-Note B (3) (10)	LIBOR + 4.25%		10,893	17,494	8/9/2010	8/9/2010
Mortgage loan-Note C (3) (10)	LIBOR + 4.86%		16,746	16,746	8/9/2010	8/9/2010
Four Falls Corporate Center
Mortgage loan-Note A	5.31%		42,200	42,200	3/6/2010	3/6/2010
Mortgage loan-Note B (3)(5)(6)(7)	LIBOR + 3.25%		9,867	9,867	3/6/2010	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	5.31%		35,300	35,300	3/6/2010	3/6/2010
Mortgage loan-Note B (3)(5)(7)(8)	LIBOR + 3.25%		9,152	9,152	3/6/2010	3/6/2010
Reflections I mortgage loan	5.23%		21,788	22,169	4/1/2015	4/1/2015
Reflections II mortgage loan	5.22%		9,077	9,236	4/1/2015	4/1/2015
Centerpointe I & II (9)
Senior mortgage loan (3)	LIBOR + 0.60	% (3)	55,000	55,000	2/9/2011	2/9/2012
Mezzanine loan-Note A (3)	LIBOR + 1.51	% (3)	25,000	14,501	2/9/2011	2/9/2012
Mezzanine loan-Note B (3)	LIBOR + 2.49	% (3)	21,618	12,539	2/9/2011	2/9/2012
Mezzanine loan-Note C (3)	LIBOR + 3.26	% (3)	22,162	12,855	2/9/2011	2/9/2012
Fair Oaks Plaza	5.52%		44,300	44,300	2/9/2017	2/9/2017

			$1,350,246	$1,311,391

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The LIBOR rate for the loans above was 0.23% at December 31, 2009.

(1)	The City National Plaza senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to 0.25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to 0.5% of the loan amount. Under certain circumstances all of the exit fees will be waived.

(2)	Subsequent to December 31, 2009, we negotiated on behalf of CalSTRS, our partner in City National Plaza, for CalSTRS to acquire all of the property’s mezzanine debt, which has a principal balance of approximately $219.1 million, and is scheduled to mature on July 9, 2010. CalSTRS acquired this debt and will contribute it to the partnership’s equity, reducing the leverage on the property from $568.0 million to $348.9 million, all of which is first mortgage debt. We are in discussions with CalSTRS to obtain an option to participate in the loan purchase, on or after the maturity of the mezzanine debt, based on our current pro rata share of 25% of the existing City National Plaza equity. We are in discussions with lenders to refinance the senior mortgage loan. We believe there is sufficient equity in this project to achieve a refinancing. If TPG/CalSTRS is unable to extend or refinance this loan, the lender could repossess the property through foreclosure, which would result in a non-cash impairment charge and a potential loss of distributable cash flow.

(3)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(4)	This loan has a one-year extension option remaining at our election.

(5)	These loans are subject to exit fees equal to 1% of the loan amounts, however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. As of December 31, 2009, one month LIBOR is below 2.25%, per annum.

(6)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Oak Hill Plaza/Walnut Hill Plaza.

(7)	A subsidiary of TPG/CalSTRS was unable to repay the loan by the maturity date of March 6, 2010 and therefore, the loan is in default. Pending a resolution of the loan default, either through a restructure of the debt, a sale or other transfer of the properties or the appointment of a receiver, TPG/CalSTRS expects that TPG will continue to manage the properties pursuant to its management agreement with TPG/CalSTRS. The management and leasing agreement expired on March 1, 2010, and is automatically renewed for successive periods of one year each, unless TPG elects not to renew the agreement. Due to the maturity date default, the lender has the authority to terminate TPG as the property manager. If the Borrower is unable to extend or refinance this loan, the lender could repossess the property through foreclosure, which could result in additional impairment loss.

(8)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Four Falls Corporate Center.

(9)	The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The weighted average interest rate on the mezzanine loans as of December 31, 2009 was 2.6% per annum. The weighted average interest rate on all of the loans was 1.8% per annum. All of these loans have one one-year extension option remaining at our election subject to a debt service coverage ratio of 1:1.

(10)	We are in discussions with the lender to refinance this loan. We believe there is sufficient equity in this project to achieve a refinancing. If TPG/CalSTRS is unable to extend or refinance this loan, the lender could repossess the property through foreclosure, which would result in a non-cash impairment charge and a potential loss of distributable cash flow.

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

As of December 31, 2009, scheduled principal payments for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date		Amount Due at Maturity Date After Exercise of Extension Options
2010	$1,134,323	(1)	918,143
2011	—		92,400
2012	19,758		123,780
2013	—		—
2014	—		—
Thereafter	196,165		215,923

	$1,350,246		$1,350,246

(1)	TPG/CalSTRS has extension options for $92.4 million and it plans to exercise these options.

4. Related Party Transactions

TPG/CalSTRS incurred acquisition fees to an affiliate of TPG of $833,000 and $1,475,000 for the years ended December 31, 2007 and 2006, respectively, which have been capitalized to real estate. Such fees were paid upon acquisition of two properties in 2007 and one property in 2006. During the year ended December 31, 2007, an acquisition fee of $1,438,000 was incurred upon the acquisition of a 25% equity investment in the Austin Portfolio Joint Venture, which owns a portfolio of 10 properties. In 2008 and 2009 TPG/CalSTRS did not incur any acquisition fees.

TPG provides asset management services to TPG/CalSTRS. For the years ended December 31, 2009, 2008 and 2007, TPG/CalSTRS incurred asset management fees of $5,615,000, $5,841,000 and $6,256,000, respectively, to TPG, which are included in general and administrative expenses and loss from discontinued operations. An additional $354,000 and $353,000 were incurred for asset management fees for the Austin Portfolio Joint Venture Properties for the year ended December 31, 2009 and 2008, respectively.

Pursuant to a management and leasing agreement, TPG performs property management and leasing services for TPG/CalSTRS. TPG is entitled to property management fees calculated based on 3% of gross property revenues, paid on a monthly basis. In addition, TPG is reimbursed for compensation paid to certain of its employees and direct out-of-pocket expenses. For the years ended December 31, 2009, 2008 and 2007, TPG charged TPG/CalSTRS $5,905,000, $5,730,000 and $5,030,000, respectively, for property management fees and $2,626,000, $2,943,000 and $2,140,000, respectively, representing the cost of on-site property management personnel incurred on behalf of TPG/CalSTRS, which are included in operating expenses and loss from operations. An additional $3,406,000 and $3,435,000 were incurred for property management fees and $1,849,000 and $2,032,000 for costs of on-site property management personnel for the Austin Portfolio Joint Venture Properties for the year ended December 31, 2009 and 2008, respectively.

For new leases entered into by TPG/CalSTRS, TPG is entitled to leasing commissions, calculated at 4% of base rent during years 1 through 10 of a lease and 3% of base rent thereafter, where TPG acts as the procuring

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

broker, and 2% of lease rent during years 1 through 10 of a lease and 1.5% of base rent thereafter, where TPG acts as the co-operating broker. For lease renewals, where TPG is the procuring broker and there is no co-operating broker, TPG is entitled to leasing commissions, calculated at 4% of base rent. For lease renewals, where there is both a procuring and co-operating broker, if TPG is the procuring broker, it is entitled to receive 3% of base rents and if it’s the co-operating broker, it is entitled to receive 1.5% of base rents. Commissions are paid 50% at signing and 50% upon occupancy. The leasing commissions will be split on the customary basis between TPG and tenant representative when applicable. For the years ended December 31, 2009, 2008 and 2007, TPG/CalSTRS incurred leasing commissions to TPG of $1,049,000, $1,575,000 and $3,821,000, respectively, which are included in deferred leasing costs. An additional $1,077,000 and $2,529,000 were earned by TPG for leasing commissions for the Austin Portfolio Joint Venture Properties for the year ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, $680,000 and $4,963,000, respectively, are payable to TPG pursuant to the management and leasing agreements discussed above.

The management and leasing agreement expires on January 27, 2010, and is automatically renewed for successive periods of one year each, unless TPG elects not to renew the agreement.

TPG receives incentive compensation based on a minimum return on investment to CalSTRS, following which TPG would participate in cash flow above the stated return, subject to a clawback provision in the joint venture agreement if returns for a property fall below the stated return. For the year ended December 31, 2006, TPG earned incentive compensation of $521,000 related to the sale of Valley Square. TPG earned incentive compensation of $571,000 related to the sale of Intercontinental Center during the year ended December 31, 2007. None was earned for the years ended December 31, 2008 and December 31, 2009.

TPG acts as the development manager for the properties. TPG/CalSTRS pays TPG a fee based upon a market rate percentage of the total direct and indirect costs of the property, including the cost of all tenant improvements therein. For the years ended December 31, 2009, 2008 and 2007, TPG/CalSTRS incurred development management fees of $742,000, $2,040,000 and $1,600,000, respectively, to TPG, which have been capitalized to real estate. An additional $197,000 and $259,000 were incurred for the Austin Portfolio Joint Venture Properties for the years ended December 31, 2009 and 2008, respectively.

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

TPG/CalSTRS obtains insurance as part of a master insurance policy that includes all the properties in which TPG and affiliated entities have an investment and for which they perform investment advisory or property management services. Property insurance premiums are allocated to TPG/CalSTRS based on estimated insurable values. Liability insurance premiums are allocated to TPG/CalSTRS based on relative square footage. The allocated premiums for the years ended December 31, 2009, 2008 and 2007 are $5,825,000, $5,307,000 and $7,131,000, respectively, and are included in operating expenses and loss from discontinued operations.

TPG is a tenant in City National Plaza through May 2014. For the years ended December 31, 2009, 2008, and 2007, rental revenues from TPG were $378,000, $409,000, and $378,000, respectively.

At December 31, 2009, we had accounts receivable for advisor fee revenue of $394,000 due from the Austin Portfolio Joint Venture Properties.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

5. Discontinued Operations

In January 2007, TPG/CalSTRS classified Intercontinental Center as held for sale, upon the decision to market the property for sale. In accordance with FASB ASC 360, “Property, Plant and Equipment”, the results of operations for Intercontinental Center are reflected in the consolidated statements of operations as discontinued operations since acquisition of the property in August 2005. The property was sold in April 2007. The residual amounts for the sale of Valley Square Office Park in 2006 are also reflected in discontinued operations for 2007. The results of operations for Valley Square Office Park are reflected in the consolidated statements of operations as discontinued operations from acquisition of the property in March 2005 through the date of sale in April 2006.

The following table summarizes the income and expense components that comprise income (loss) from discontinued operations before noncontrolling interests for the year ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Revenues:
Rental	$—	$—	$1,002
Tenant reimbursements	—	—	146
Other	—	1	29

Total revenues	—	1	1,177

Expenses:
Operating and other expenses	83	105	1,022
Interest expense	—	—	425
Depreciation and amortization	—	—	—

Total expenses	83	105	1,447

Gain on sale of property	—	—	7,932

Income (loss) from discontinued operations	$(83)	$(104)	$7,662

The following table summarizes the components that comprise the assets and liabilities associated with discontinued operations as of December 31, 2009 and 2008 (in thousands):

	2009	2008
ASSETS
Receivables including deferred rents	$—	$86

Total assets associated with discontinued operations	$—	$86

LIABILITIES AND EQUITY
Liabilities:
Other liabilities	$—	$121

Total liabilities associated with discontinued operations	—	121

Members’ equity	(182)	(35)

Total liabilities and members’ equity associated with discontinued operations	$(182)	$86

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

6. Minimum Future Lease Rentals

TPG/CalSTRS has entered into various lease agreements with tenants as of December 31, 2009. The minimum future cash rents receivable on non-cancelable leases, including leases relating to the property held for sale, in each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2010	$127,295
2011	123,872
2012	118,101
2013	108,777
2014	98,716
Thereafter	327,521

$904,282

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

8. Unconsolidated Real Estate Entities

As of the formation date in October 2008, TGP/CalSTRS indirectly owns a 25% interest in Square Mile Brookhollow LLC, an entity which purchased a mortgage loan (commonly referred to as Note B) which is secured by Brookhollow Central I, II and III. Our investment balances as of December 31, 2009 and 2008 were $0.8 million and $2.5 million, respectively.

TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following ten properties all of which were purchased on June 1, 2007:

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

The following is a summary of the investments in the Austin Portfolio Joint Venture for the period from June 1, 2007 (date of acquisition) to December 31, 2009:

Investment balance, June 1, 2007 (date of acquisition)	$71,512
Contributions	—
Equity in net loss of unconsolidated real estate entities	(9,001)
Other comprehensive loss	(481)
Distributions	(368)

Investment balance, December 31, 2007	$61,662
Equity in net loss of unconsolidated real estate entities	(18,193)
Other comprehensive loss	(610)

Investment balance, December 31, 2008	$42,859
Contributions	5,000
Equity in net income of unconsolidated real estate entities	1,303
Other comprehensive income	834

Investment balance, December 31, 2009	$49,996

Following is summarized financial information for the Austin Portfolio Joint Venture as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008 and the period from inception (June 1, 2007) through December 31, 2007:

Summarized Balance Sheets

	2009	2008
ASSETS
Investments in real estate, net	$1,064,304	$1,094,556
Receivables including deferred rents	12,786	6,560
Deferred leasing and loan costs, net	64,483	77,803
Other assets	27,555	30,436

Total assets	$1,169,128	$1,209,355

LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$852,291	$907,500
Below market rents, net	52,354	67,919
Other liabilities	47,508	43,683

Total liabilities	952,153	1,019,102

Owners’ equity:
TPG/CalSTRS, including $258 and $1,091 of other comprehensive loss as of 2009 and 2008, respectively	54,244	47,563
Other owners, including $774 and $3,271 of other comprehensive loss as of 2009 and 2008, respectively	162,731	142,690

Total owners’ equity	216,975	190,253

Total liabilities and owners’ equity	$1,169,128	$1,209,355

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statement of Operations

	2009	2008	Period from Inception (June 1, 2007) Through December 31, 2007
Revenues	$118,037	$117,635	$67,027
Expenses:
Operating and other expenses	53,355	53,987	28,562
Interest expense	53,410	58,081	35,753
Depreciation and amortization	54,896	59,504	38,716

Total expenses	161,661	171,572	103,031

Loss from continuing operations	(43,624)	(53,937)	(36,004)
Gain on extinguishment of debt	67,017	—	—

Net loss	$23,393	$(53,937)	$(36,004)

TPG/CalSTRS’ share of net loss	$5,849	$(13,484)	$(9,001)
Intercompany eliminations	365	131	—
Impairment loss	(4,911)	(4,840)	—

Equity in net loss of Austin Portfolio Joint Ventures	$1,303	$(18,193)	$(9,001)

Lehman Brothers Holdings, Inc. filed for bankruptcy protection in September 2008. The Lehman affiliate that owns the equity interest in the Austin Portfolio Joint Venture is 100% indirectly owned by Lehman Brothers Holdings, Inc. In addition, two Lehman Brothers Holdings, Inc. affiliates consisting of Lehman Commercial Paper Inc. and Lehman Brothers Inc., are administrative agent and lead arranger, respectively, under the Austin Portfolio Joint Venture’s $292.5 million credit agreement, which included a $100 million revolving credit facility and a $192.5 million term loan. The $192.5 million term loan was fully funded by Lehman Commercial Paper Inc. and is secured by certain properties held in the joint venture and secondary liens on other joint venture properties.

On March 25, 2009, the Lehman Brothers Bankruptcy Court judge approved a plan to restructure the $292.5 million credit facility by replacing the unfunded $100 million commitment with $60 million of new senior secured priority financing contributed by the partners in proportion to their percentage interest in the partnership. Proceeds from this new financing were used to deleverage the portfolio by acquiring at a discount and immediately retiring third-party term loan debt with an $80 million face value for $14 million, thereby reducing that loan from $192.5 million to $112.5 million, and to provide an ongoing source of capital for leasing and capital improvements. To date, approximately $33.0 million of the senior secured facility has been advanced by the partners, of which TPG/CalSTRS has advanced $8.25 million. After the restructuring, the partners’ ownership interests remained the same and the funds advanced under the senior secured facility are a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.

On December 18, 2009, we also entered into a settlement agreement with Lehman Brothers Holdings Inc. to terminate the interest rate collar agreement for TPG Austin Portfolio Holdings LLC. The Company settled this obligation with the Lehman affiliate on January 25, 2010.

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

9. Equity

Noncontrolling Interests

On January 1, 2009, the Company adopted FASB ASC 810-10 “Consolidation”, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB ASC 810-10 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, FASB ASC 810-10 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of FASB ASC 810-10, the guidance in FASB ASC 480-10, “Classification and Measurement of Redeemable Securities”, was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

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

During the second quarter of 2009, TPG/CalSTRS redeemed the approximately 15% noncontrolling membership interest held by an unaffiliated partner in the City National Plaza (CNP) partnership. The redemption price of $19.8 million was based on a $725 million value for CNP and was financed with a promissory note due in 2012. The redemption eliminated the former partner’s right to “put” his interest to TPG/CalSTRS at fair market value and eliminated his right of approval of any sale or financing. Effective with this redemption, TPG/CalSTRS owns 100% of CNP.

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Members’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$96,233	$18,771	$115,004
Net loss	(79,962)	—	(79,962)
Other comprehensive income	715	—	715
Fair market value change of redeemable noncontrolling interest	3,930	(3,930)	—
Redemption of redeemable noncontrolling interest		(14,841)	(14,841)
Distributions	(1,448)	—	(1,448)
Contributions	22,400	—	22,400

Balance at December 31, 2009	$41,868	$—	$41,868

TPG/CalSTRS, LLC

(A Delaware Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

10. Subsequent Events

Subsequent to December 31, 2009, we negotiated on behalf of CalSTRS, our partner in CNP, for CalSTRS to acquire all of the property’s mezzanine debt, which has a principal balance of approximately $219.1 million, and is scheduled to mature on July 9, 2010. CalSTRS acquired this debt and will contribute it to the partnership’s equity, reducing the leverage on the property from $568.0 million to $348.9 million, all of which is first mortgage debt. We are in discussions with CalSTRS to obtain an option to participate in the loan purchase, on or after the maturity of the mezzanine debt, based on our current pro rata share of 25% of the existing CNP equity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 19, 2010

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

Signature	Title	Date

/s/ JAMES A. THOMAS James A. Thomas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2010

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director	March 19, 2010

/s/ EDWARD D. FOX Edward D. Fox	Director	March 19, 2010

/s/ WINSTON H. HICKOX Winston H. Hickox	Director	March 19, 2010

/s/ JOHN GOOLSBY John Goolsby	Director	March 19, 2010

/s/ RANDALL L. SCOTT Randall L. Scott	Executive Vice President and Director	March 19, 2010

/s/ JOHN R. SISCHO John R. Sischo	Executive Vice President and Director	March 19, 2010

/s/ DIANA M. LAING Diana M. Laing	Chief Financial Officer (Principal Financial Officer)	March 19, 2010

/s/ ROBERT D. MORGAN Robert D. Morgan	Senior Vice President (Principal Accounting Officer)	March 19, 2010