Form 10-Q
period 2010-03-31
THOMAS PROPERTIES GROUP INC
filed 2010-05-13
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2010
Common Stock, $.01 par value per share	35,214,896

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Operating properties, net of accumulated depreciation of $98,172 and $95,561 as of March 31, 2010 and December 31, 2009, respectively	$274,401	$276,603
Land improvements – development properties	93,195	97,750

	367,596	374,353

Condominium units held for sale	61,522	64,101
Improved land held for sale	4,539	—
Investments in unconsolidated real estate entities	12,835	14,458
Cash and cash equivalents, unrestricted	32,217	35,935
Restricted cash	7,622	12,071
Rents and other receivables, net	4,407	4,389
Receivables from unconsolidated real estate entities	2,259	2,010
Deferred rents	13,561	12,954
Deferred leasing and loan costs, net	14,703	15,375
Other assets, net	24,661	23,757

Total assets	$545,922	$559,403

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$254,985	$255,104
Other secured loans	57,530	63,132
Accounts payable and other liabilities, net	30,712	35,573
Prepaid rent and deferred revenue	3,330	3,249

Total liabilities	346,557	357,058

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 30,978,621 and 30,878,621 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	309	308
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 13,813,331 shares issued and outstanding as of March 31, 2010 and December 31, 2009	138	138
Additional paid-in capital	185,423	185,344
Retained deficit and dividends including $81 and $74 of other comprehensive loss as of March 31, 2010 and December 31, 2009, respectively	(51,821)	(49,394)

Total stockholders’ equity	134,049	136,396

Noncontrolling interests:
Unitholders in the Operating Partnership	62,365	63,042
Partners in consolidated real estate entities	2,951	2,907

Total noncontrolling interests	65,316	65,949

Total equity	199,365	202,345

Total liabilities and equity	$545,922	$559,403

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Rental	$7,248	$7,407
Tenant reimbursements	5,039	5,951
Parking and other	1,004	775
Investment advisory, management, leasing and development services	1,983	1,624
Investment advisory, management, leasing and development services – unconsolidated real estate entities	3,504	3,901
Reimbursement of property personnel costs	1,412	1,613
Condominium sales	4,153	—

Total revenues	24,343	21,271

Expenses:
Property operating and maintenance	6,252	6,132
Real estate taxes	1,761	1,774
Investment advisory, management, leasing and development services	2,359	2,909
Reimbursable property personnel costs	1,412	1,613
Cost of condominium sales	3,018	26
Rent – unconsolidated real estate entities	117	73
Interest	4,809	6,801
Depreciation and amortization	3,470	3,193
General and administrative	3,558	4,363

Total expenses	26,756	26,884

Gain from early extinguishment of debt	—	509
Interest income	9	140
Equity in net (loss) income of unconsolidated real estate entities	(840)	3,088

Loss before income taxes and noncontrolling interests	(3,244)	(1,876)
(Provision) benefit for income taxes	(159)	215

Net loss	(3,403)	(1,661)
Noncontrolling interests’ share of net loss:
Unitholders in the Operating Partnership	1,026	218
Partners in consolidated real estate entities	(44)	1,269

	982	1,487

TPGI share of net loss	$(2,421)	$(174)

Loss per share-basic and diluted	$(0.08)	$(0.01)
Weighted average common shares-basic and diluted	30,436,364	24,542,990

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,403)	$(1,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on early extinguishment of debt	—	(509)
Gain on sale of condominiums	(1,135)	—
Equity in net loss (income) of unconsolidated real estate entities	840	(3,088)
Deferred rents	(540)	254
Deferred taxes and interest on unrecognized tax benefits	109	(232)
Depreciation and amortization expense	3,470	3,193
Allowance for doubtful accounts	64	4
Amortization of loan costs	255	85
Amortization of above and below market leases, net	1	8
Amortization of share-based compensation	508	938
Distributions from operations of unconsolidated real estate entities	800	174
Deferred interest payable	245	1,433
Changes in operating assets and liabilities:
Rents and other receivables	(86)	370
Receivables – unconsolidated real estate entities	(249)	2,091
Deferred leasing and loan costs	(721)	(113)
Other assets	(3,341)	(4,316)
Accounts payable and other liabilities	(1,081)	(10,235)
Prepaid rent	93	(365)

Net cash used in operating activities	(4,171)	(11,969)

Cash flows from investing activities:
Expenditures for improvements to real estate	(2,259)	(3,063)
Proceeds from sale of condominiums	3,917	940
Return of capital from unconsolidated real estate entities	782	1,447
Contributions to unconsolidated real estate entities	(813)	(1,250)

Net cash provided by (used in) investing activities	1,627	(1,926)

Cash flows from financing activities:
Costs for prior period equity offering	(23)	—
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	—	(2,376)
Proceeds from mortgage and other secured loans	242	6,086
Principal payments of mortgage and other secured loans	(6,210)	(2,980)
Change in restricted cash	4,817	5,162

Net cash (used in) provided by financing activities	(1,174)	5,892

Net decrease in cash and cash equivalents	(3,718)	(8,003)
Cash and cash equivalents at beginning of period	35,935	69,023

Cash and cash equivalents at end of period	$32,217	$61,020

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,284	$3,985
Other comprehensive loss	$11	$(17)
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership	$—	$(1,877)
Investments in real estate included in accounts payable and other liabilities	$(878)	$(1,899)
Decrease in investments in real estate and accumulated depreciation for write-off of fully depreciated improvements.	$315	$359
Reclassification of noncontrolling interests for limited partnership units in the Operating Partnership from additional paid in capital	$(288)	$8,576

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

On December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for $36.6 million in nonrecourse senior and junior mezzanine loans on Two Commerce Square which were scheduled to mature in January 2010. Refer to Note 9—Subsequent Events for discussion of common stock sold subsequent to March 31, 2010.

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, affiliates of Mr. Thomas and certain executives hold limited partnership units (“Units”) in the Operating Partnership. As of March 31, 2010, we held a 68.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of March 31, 2010, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land and land held for sale; Site infrastructure substantially complete; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California
Unconsolidated properties:
2121 Market Street	Residential and Retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I - III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia

Property	Type	Location
TPG-Austin Portfolio Syndication Partners JV, LP (“Austin Portfolio Joint Venture Properties”):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership.

The real estate entities included in the consolidated financial statements have been consolidated only for the periods that such entities were under control by us or in which we were considered to be the primary beneficiary of an entity that we determined to be a variable interest entity. FASB Accounting Standards Codification (“ASC”) 810, “Consolidation”, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”). Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack certain essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is generally considered to be the entity that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. The equity method of accounting is utilized to account for investments in real estate entities over which we have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We have a $27.0 million preferred equity interest and consolidate the Murano. Excluding the preferred equity interest, a third party has a 27.0% ownership interest in Murano which is recorded in Partners in noncontrolling interests’.

Income (Loss) Per Share

The computation of basic income (loss) per share is based on net income (loss) and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted income (loss) per share includes the assumed exercise of outstanding stock options and the effect of the vesting of restricted stock and incentive units that have been granted to employees in connection with stock based compensation, all calculated using the treasury stock method. In accordance with FASB ASC 260-10-45, “Earnings Per Share”, the Company’s unvested restricted stock and unvested incentive units are considered to be participating securities and are included in the computation of earnings per share to calculate a two class earnings per share. We only present the earnings per share attributable to the common shareholders. See Note 5 – Income (Loss) Per Share and Dividends Declared.

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements. Capitalized interest as of both March 31, 2010 and December 31, 2009, is $19.6 million.

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

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine we have the right to keep the deposit. No forfeitures were recognized in the quarters ended March 31, 2010 and 2009.

Gain on Sale of Real Estate

We recognize gains on sales of real estate when the recognition criteria in FASB ASC 360-20-40, “Property, Plant and Equipment”, subsection “Real Estate Sales” have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold. If the criteria for profit recognition under the full-accrual method are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit or percentage of completion method, as appropriate, until the appropriate criteria are met. No gains on sale of real estate were recognized in the quarters ended March 31, 2010 and 2009. As of March 31, 2010, a 2.2 acre improved land parcel at Campus El Segundo is classified as held for sale.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We are required to record the condominium units at their estimated fair value as the condominium units meet the held for sale criteria of FASB ASC 360, “Property, Plant, and Equipment.” We did not recognize any impairment charges for the periods ended March 31, 2010 and 2009.

Recent Accounting Pronouncements

In January 2010, the Company adopted FASB Accounting Standards Update (ASU) 2010-01, which provided updated guidance for the purposes of applying Topics 505 and 260 (Equity and Earnings Per Share) on accounting for distributions to stockholders with components of stock and cash. The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend. The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this accounting update did not have an impact on the Company’s consolidated financial statements as the Company has not made any distributions of stock.

In January 2010, the Company adopted FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. The adoption of this accounting update did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the Company adopted FASB ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU 2009-16 also expands the disclosure requirements for such transactions. This ASU became effective for us on January 1, 2010. The adoption of this accounting update did not have an impact on the Company’s consolidated financial statements.

In January 2010, the Company adopted FASB ASC 810, “Consolidation.” FASB ASC 810 revises the approach to determining the primary beneficiary of a variable interest entity to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The amended VIE provisions of FASB ASC 810 are effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

Interim Financial Data

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the interim financials have been prepared on the same basis as the audited financial statements, and include all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods. The results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year or any future period.

These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 19, 2010.

Subsequent Events

We have evaluated subsequent events through the date of this report, which is concurrent with the date we filed this report with the SEC. See Note 9 for details of subsequent events.

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

Centerpointe I and II (purchased January 2007)

Fair Oaks Plaza (purchased January 2007)

The following investment entity that holds a mortgage loan receivable related to Brookhollow Central is accounted for using the equity method of accounting:

BH Note B Lender, LLC (formed in October 2008)

TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture Properties which owns the following properties:

San Jacinto Center (purchased June 2007)

Frost Bank Tower (purchased June 2007)

One Congress Plaza (purchased June 2007)

One American Center (purchased June 2007)

300 West 6th Street (purchased June 2007)

Research Park Plaza I & II (purchased June 2007)

Park Centre (purchased June 2007)

Great Hills Plaza (purchased June 2007)

Stonebridge Plaza II (purchased June 2007)

Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of March 31, 2010.

2121 Market Street	50.0%
TPG/CalSTRS:
All properties, excluding Austin Portfolio Joint Venture Properties	25.0%
Austin Portfolio Joint Venture Properties	6.25%

Investments in unconsolidated real estate entities as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
TPG/CalSTRS:
BH Note B Lender, LLC	$815	$802
City National Plaza	(16,188)	(16,101)
Reflections I	1,633	1,602
Reflections II	1,727	1,721
Four Falls Corporate Center	(3,502)	(3,292)
Oak Hill Plaza/Walnut Hill Plaza	(1,779)	(1,622)
San Felipe Plaza	2,387	2,519
2500 City West	317	424
Brookhollow Central I, II and III	(97)	108
CityWestPlace and CityWestPlace Land	21,604	21,422
Fair Oaks Plaza	2,022	2,106
Centerpointe I & II	(6,708)	(6,403)
TPG/CalSTRS	929	992

	3,160	4,278

Austin Portfolio Joint Venture Properties:
Austin Portfolio Investor	(1,770)	(1,650)
Frost Bank Tower	2,256	2,351
300 West 6th Street	1,811	1,892
San Jacinto Center	1,499	1,574
One Congress Plaza	1,823	1,922
One American Center	1,556	1,662
Stonebridge Plaza II	698	694
Park Centre	668	666
Research Park Plaza I & II	866	872
Westech 360 I-IV	398	408
Great Hills Plaza	328	330
Austin Portfolio Lender	2,222	1,351

	12,355	12,072

2121 Market Street	(2,680)	(1,892)

	$12,835	$14,458

The following is a summary of the investments in unconsolidated real estate entities for the three months ended March 31, 2010:

Investment balance, December 31, 2009	$14,458
Contributions	813
Other comprehensive income (loss)	(11)
Equity in net income (loss)	(840)
Distributions	(1,582)
Other	(3)

Investment balance, March 31, 2010	$12,835

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

The total capital commitment to the joint venture was $378.3 million as of March 31, 2010, of which approximately $1.1 million and $0.4 million was unfunded by CalSTRS and us, respectively.

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

During the second quarter of 2009, TPG/CalSTRS redeemed the approximately 15% membership interest held by the noncontrolling owner in the City National Plaza (“CNP”) partnership. The redemption price of $19.8 million was based on a $725 million value for CNP and was financed with a promissory note due in 2012. Our share of the redemption price is $4.95 million based on our 25% share of the CNP partnership. Effective with this redemption, TPG/CalSTRS owns 100% of CNP and our interest in CNP increased to 25%, subject to the potential impact of the pending conversion of the mezzanine debt on CNP into equity by an affiliate of CalSTRS on or before the maturity of the senior mortgage loan.

As of January 1, 2010, in connection with the adoption of the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46(R), TPG/CalSTRS and the Austin Portfolio Joint Venture were deemed to be variable interest entities for which we were not considered to be the primary beneficiary. In connection with the TPG/CalSTRS joint venture, CalSTRS and TPG acting together are considered to have the power to direct the activities of the joint venture that most significantly impact the joint venture economic performance and therefore neither TPG nor CalSTRS is considered to be the primary beneficiary. We determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the TPG/CalSTRS venture agreement requires unanimous approval by the two members.

In connection with the Austin Portfolio Joint Venture, we were not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture is shared among multiple unrelated parties such that no one party has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. In connection with the Austin Portfolio Joint Venture, we determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture partnership agreement requires either unanimous or majority approval of decisions by the respective partners. We therefore determined the power to direct the activities to be shared amongst the Partners so that no one Partner has the power to direct the activities that most significantly impact the partnership’s economic performance. As of March 31, 2010, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:

(1)	Our equity investment in the various properties controlled by the respective joint ventures as of March 31, 2010, as presented earlier in this note.

(2)	The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of March 31, 2010, we had total receivables of $1.8 million and $0.8 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively.

(3)	Unfunded capital commitments to the TPG/CalSTRS joint venture of $ 0.4 million as of March 31, 2010. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of March 31, 2010, however, TPG has committed to advance funds to the Austin Portfolio Joint Venture under a senior secured priority facility established and funded on a pro rata basis by all of the Austin Portfolio Joint Venture partners, of which our unfunded share is $1.7 million.

In the first quarter of 2010, we advised CalSTRS, our partner in CNP, and facilitated the acquisition by an affiliate of CalSTRS, of all of the property’s mezzanine debt, which has a principal balance of approximately $219.1 million, and is scheduled to mature on July 9, 2010. CalSTRS will contribute this debt to equity in CNP, reducing the leverage on the property by the full amount of the mezzanine loans. We are in discussions with CalSTRS to obtain an option to participate in the equity created by the conversion of the mezzanine debt, exercisable before or after the maturity of the senior mortgage loan, up to our current 25% share of the existing CNP equity. Based on the existing agreement which we are currently in discussions with CalSTRS for potential revision, if we do not participate in the new equity, our share of the CNP equity will be reduced from 25% to approximately 8% when the mezzanine loans are converted into equity.

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

On December 18, 2009, we also entered into a settlement agreement with Lehman Brothers Holdings Inc. to terminate the interest rate collar agreement for the Austin Portfolio Joint Venture resulting in settlement of this obligation with the Lehman affiliate on January 25, 2010.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS on unconsolidated properties at Four Falls Corporate Center and Oak Hill Plaza/Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not, as of May 12, 2010, made payment on these loans and they are currently in default. These loans are non-recourse to the Company, and we do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.

Following is summarized financial information for the unconsolidated real estate entities as of March 31, 2010 and December 31, 2009:

Summarized Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate, net	$2,205,264	$2,224,709
Land held for sale	3,888	3,853
Receivables including deferred rents, net	85,387	83,506
Deferred leasing and loan costs, net	137,419	144,287
Other assets	127,942	127,727

Total assets	$2,559,900	$2,584,082

LIABILITIES AND EQUITY
Mortgage and other secured loans	$2,230,685	$2,217,118
Other liabilities	80,239	98,401
Below market rents, net	58,738	62,527

Total liabilities	2,369,662	2,378,046

Owner’s equity:
Thomas Properties, including $144 and $133 of other comprehensive loss as of March 31, 2010 and December 31, 2009, respectively	19,786	21,242
Other owners, including $744 and $1,171 of other comprehensive loss as of March 31, 2010 and December 31, 2009, respectively	170,452	184,794

Total owners’ equity	190,238	206,036

Total liabilities and owners’ equity	$2,559,900	$2,584,082

Summarized Statements of Operations

(unaudited)

	Three months ended March 31,
	2010	2009
Revenues	$79,177	$81,561

Expenses:
Operating and other	40,294	40,269
Interest	25,293	27,526
Depreciation and amortization	29,096	31,030

Total expenses	94,683	98,825

Loss from continuing operations	(15,506)	(17,264)
Gain on early extinguishment of debt	—	67,017

Net (loss) income	$(15,506)	$49,753

Thomas Properties’ share of net (loss) income	(1,696)	2,295
Intercompany eliminations	856	793

Equity in net (loss) income of unconsolidated real estate entities	$(840)	$3,088

Included in the preceding summarized balance sheets as of March 31, 2010 and December 31, 2009, are the following balance sheets of TPG/CalSTRS, LLC:

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate, net	$1,133,810	$1,145,163
Land held for sale	3,888	3,853
Receivables including deferred rents, net	71,450	70,237
Investments in unconsolidated real estate entities	51,464	50,844
Deferred leasing and loan costs, net	76,323	79,640
Other assets	105,101	98,293

Total assets	$1,442,036	$1,448,030

LIABILITIES AND EQUITY
Mortgage and other secured loans	$1,345,030	$1,346,319
Other liabilities	58,843	59,843

Total liabilities	1,403,873	1,406,162

Members’ equity:
Thomas Properties, including $144 and $133 of other comprehensive loss as of March 31, 2010 and December 31, 2009, respectively	8,102	22,193
CalSTRS, including $430 and $397 of other comprehensive loss as of March 31, 2010 and December 31, 2009, respectively	30,061	19,675

Total members’ equity	38,163	41,868

Total liabilities and members’ equity	$1,442,036	$1,448,030

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues	$907	$50,753	$27,517	$—	$79,177

Expenses:
Operating and other	355	26,859	13,080	—	40,294
Interest	288	12,399	12,606	—	25,293
Depreciation and amortization	234	16,017	12,845	—	29,096

Total expenses	877	55,275	38,531	—	94,683

Income (loss) from continuing operations	30	(4,522)	(11,014)	—	(15,506)
Equity in net income (loss) of unconsolidated real estate entities	—	(2,389)	—	2,389	—

Net income (loss)	$30	$(6,911)	$(11,014)	$2,389	$(15,506)

Thomas Properties’ share of net income (loss)	$15	$(1,023)	$(688)	$—	$(1,696)

Intercompany eliminations					856

Equity in net loss of unconsolidated real estate entities					$(840)

	Three months ended March 31, 2009
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture Properties	Eliminations	Total
Revenues	$942	$50,875	$29,744	$—	$81,561

Expenses:
Operating and other	401	26,834	13,034	—	40,269
Interest	292	12,164	15,070	—	27,526
Depreciation and amortization	237	16,420	14,373	—	31,030

Total expenses	930	55,418	42,477	—	98,825

Income (loss) from continuing operations	12	(4,543)	(12,733)	—	(17,264)
Gain on early extinguishment of debt	—	—	67,017	—	67,017
Equity in net income (loss) of unconsolidated real estate entities	—	13,600	—	(13,600)	—

Net income (loss)	$12	$9,057	$54,284	$(13,600)	49,753

Thomas Properties’ share of net income (loss)	$6	$(1,105)	$3,394	$—	$2,295

Intercompany eliminations					793

Equity in net income of unconsolidated real estate entities					$3,088

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Our share of owner’s equity recorded by unconsolidated real estate entities	$19,786	$21,242
Intercompany eliminations and other adjustments	(6,951)	(6,784)

Investments in unconsolidated real estate entities	$12,835	$14,458

4. Mortgage and Other Secured Loans

A summary of the consolidated properties’ outstanding mortgage and other secured loans as of March 31, 2010 and December 31, 2009 is as follows:

	Interest Rate at March 31, 2010	Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options

Secured debt		As of March 31, 2010	As of December 31, 2009
One Commerce Square mortgage loan (1)	5.67%	$130,000	$130,000	1/6/2016	1/6/2016
Two Commerce Square mortgage loan (2)	6.30%	107,985	108,104	5/9/2013	5/9/2013
Campus El Segundo mortgage loan (3)	Libor + 3.75%	17,000	17,000	7/31/2011	7/31/2014
Four Points Centre construction loan (4)	Libor + 3.50%	25,372	26,177	7/31/2012	7/31/2014
Murano construction loan (5)	7% or 3 month Libor + 3.25%	32,158	36,955	7/31/2010	7/31/2010

Total secured debt		$312,515	$318,236

(1)	The mortgage loan is subject to interest only payments through January 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)

The interest rate as of March 31, 2010 was 4.0% per annum. On October 10, 2009, the loan agreement was modified and the loan maturity was extended to July 31, 2011 with three one-year extension options, at our election, subject to us complying with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. The lender has the option to require a principal payment of $2.5 million at the time of each extension. The interest rate on the loan has been increased to LIBOR plus 3.75% per annum. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2010.

(4)	The weighted average interest rate as of March 31, 2010 was 3.8% per annum. On October 13, 2009, we entered into an agreement with the lender to modify and extend this loan to July 31, 2012 with two one-year extension options at our election subject to certain conditions. We have provided a repayment and completion guaranty. We have also agreed to provide additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings located in Austin, Texas. We have also committed to pay down the principal amount of the loan in the total amount of $7.8 million of which we paid $3.9 million in October, 2009, $1.3 million in January, 2010 and the balance will be paid in two equal installments, in June and December, 2010. The loan has an unfunded balance of the commitment of $9.9 million which is available to fund any remaining project costs. The interest rate on the loan has been increased to LIBOR plus 3.50% per annum. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2010.

(5)	In January 2010, we exercised the final six-month extension option, which extended the maturity date to July 31, 2010. The interest rate for this loan as of March 31, 2010 was 7.0%. Subsequent to March 31, 2010, we closed on the sale of eight units and we have two units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $4.8 million. We are in discussions with the lender to extend the loan maturity to 2011, which based on the principal amortization feature of the loan, we believe is achievable. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest on the loan during the term of the loan.

Certain of our loan agreements require us to maintain monies in reserve accounts to fund various expenditures such as capital improvements, taxes, insurance, leasing commissions and debt service. Included in restricted cash on our consolidated balance sheet at March 31, 2010, are reserve funds totaling $3.9 million for One Commerce Square and $2.6 million for Two Commerce Square in addition to $1.2 million of Murano security deposits.

As of March 31, 2010, subject to certain extension options exercisable by the Company, principal payments due for the secured and unsecured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2010	$35,131	$35,131
2011	18,971	1,971
2012	24,932	2,160
2013	108,392	108,392
2014	1,884	41,656
Thereafter	123,205	123,205

	$312,515	$312,515

5. Income (Loss) Per Share and Dividends Declared

Effective January 1, 2009, the Company calculated basic and diluted earnings per share in accordance with FASB ASC 260-10-45, “Earnings Per Share”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share under the two-class method. The Company has granted restricted stock and incentive partnership units to employees in connection with stock based compensation. The restricted stock and incentive partnership units are considered to be participating securities because they have non forfeitable rights to dividends.

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

For the three months ended March 31, 2009, the Company incurred losses and paid dividends. The net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. In December 2009, our board of directors suspended its quarterly dividends to common stockholders. Because we incurred losses for the three months ended March 31, 2010 and 2009, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

The following is a summary of the components used in calculating basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (in thousands, except share data):

	Three months ended March 31,
	2010	2009
Net loss attributable to common shares	$(2,421)	$(174)
Less Dividends to participating securities	—	11

Net loss attributable to common shares, net of dividends to participating securities	$(2,421)	$(185)

Weighted average common shares outstanding—basic and diluted	30,436,364	24,542,990

Loss per share—basic and diluted	$(0.08)	$(0.01)

Dividends declared per share	$—	$0.0125

As of March 31, 2010, approximately 569,000 nonvested restricted stock units, 321,000 incentive units and 145,000 nonvested incentive units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. As of March 31, 2009, 616,000 nonvested restricted stock units, 927,000 incentive units and 331,000 nonvested incentive units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

6. Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of March 31, 2010 and December 31, 2009, we held a 68.7% and 68.8% interest in the Operating Partnership, respectively.

Issuances of Common Stock

On December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for $36.6 million in nonrecourse senior and junior mezzanine loans on Two Commerce Square which were scheduled to mature in January 2010. Following the closing of the offering, we held a 68.8% interest in our Operating Partnership at December 23, 2009. See Note 9 – Subsequent Events – for information on sales of common stock subsequent to March 31, 2010 in our “at-the-market” equity offering program.

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

Incentive Partnership Units

We have issued a total of 1,303,336 incentive units as of March 31, 2010 to certain employees. Incentive units represent a profit interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distribution of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 30,978,621 shares of common stock and 13,813,331 units outstanding as of March 31, 2010, and 465,554 incentive units outstanding which were issued under our Incentive Plan, defined below. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, and (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant.

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to executives of the Company:

Grant Date	Shares	Aggregate Value (in thousands)	Vesting Status
October 2004	46,667	$560	Fully vested
February 2006	60,000	740	Fully vested
March 2007	100,000	1,580	Fully vested
March 2008	100,000	855	See below
January 2009	410,000	1,019	Partially vested, see below
January 2010	100,000	263	See below

Issued from Inception to March 31, 2010	816,667	$5,017

Vesting for the 100,000 shares granted on March 19, 2008 commenced on that date. These restricted shares will vest in full on the third anniversary of the vesting commencement date. In January 2009, we issued an additional 410,000 restricted shares to executives of which 41,000 shares vested in January 2010. The remaining 369,000 restricted shares may vest over the next four years, of which 205,000 of the restricted shares may vest based on stock performance, and the remaining 164,000 shares may vest based on the discretion of the compensation committee of our board of directors and on the date they make such decision. The fair value of the restricted stock grants is determined based on the Company’s common stock price. The fair value of restricted stock grants with market conditions (e.g. stock based performance grants) is adjusted accordingly for the effect on fair value of those market conditions. The fair value of restricted stock grants with discretionary vesting is based on the Company’s common stock price at the date of vesting.

Holders of restricted stock have full voting rights and receive any dividends paid.

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	Fully vested

Issued from Inception to March 31, 2010	30,935	$382

We recorded compensation expense totaling $287,000 and $354,000 for the vesting of the restricted stock grants for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $122,000 and $150,000 for the three months ended March 31, 2010 and 2009, respectively. The weighted-average grant date fair value of restricted stock granted to executives for the three months ended March 31, 2010 was $2.63 per share. No grants of restricted stock were made to non-employee directors during the three months ended March 31, 2010. As of March 31, 2010, there was $1,000,000 of total unrecognized compensation cost related to the unvested restricted stock under the Incentive Plan. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, which fully vested on October 13, 2007. In February 2006 and March 2007, we issued 120,000 and 183,333 incentive units, respectively, to certain executives, which vested on the third anniversary of the grant date. In March 2008, we issued an additional 160,000 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In September 2008, we issued an additional 110,000 incentive units to a new executive, of which 18,333 units have vested. The remaining 91,667 units may vest over a three to five year period, of which 55,000 units may vest based on stock performance and 36,667 units may vest based on the discretion of our compensation committee. No incentive units were granted for the three months ended March 31, 2010. The fair value of the incentive unit grants with market conditions is determined based on the Company’s common stock price at the date of grant. The fair value of incentive unit grants with discretionary vesting is based on the Company’s common stock price at the date of vesting.

We have issued the following incentive units to our executives:

	Units	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	730,003	$8,443	Fully vested
Issued in 2006	120,000	1,463	Fully vested
Issued in 2007	183,333	2,728	Fully vested
Issued in 2008	270,000	2,312	Partially vested

Issued from Inception to March 31, 2010	1,303,336	$14,946

For the three months ended March 31, 2010 and 2009, we recorded compensation expense for the vesting of the incentive unit grants totaling $211,000 and $554,000, respectively. As of March 31, 2010, there was $374,000 of unrecognized compensation expense related to incentive units. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.1 years.

Stock options

Under our Incentive Plan, we have 630,701 stock options outstanding as of March 31, 2010. There were no stock option grants for the three months ended March 31, 2010. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model. Below is a summary of the methodologies the Company utilized to estimate the assumptions used in the Black-Scholes option pricing model:

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

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FASB ASC 718 “Compensation—Stock Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience.

There were no stock option grants made during the year ended December 31, 2009 and the three months ended March 31, 2010. The following are the weighted-average assumptions used in the Black-Scholes option pricing model for stock option grants made by the Company in 2008 and 2007:

	2008	2007
Expected dividend yield	2.90%	1.55%
Expected term	5 to 8 years	2 to 4 years
Risk-free interest rate	3.20%	4.62%
Expected stock price volatility	11.00%	13.00%

The following is a summary of stock option activity under our Incentive Plan as of and for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	667,694	$12.75
Granted	—	—
Forfeitures	(36,993)	11.52
Exercised	—	—

Outstanding at March 31, 2010	630,701	$12.82	6.1	—

Options exercisable at March 31, 2010	586,611	$13.00	6.0	—

As of March 31, 2010, there was $17,000 of total unrecognized compensation expense related to the unvested stock options. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 0.9 years. There were no stock options granted or exercised during three months ended March 31, 2010.

We recorded compensation expense totaling $10,000 and $30,000 related to the stock options for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $4,000 and $13,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The redemption value of the 465,554 outstanding incentive units not owned by the Company at March 31, 2010 was approximately $1,536,000 based on the closing price of the Company’s common stock of $3.30 per share as of March 31, 2010.

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

Equity is allocated between controlling and noncontrolling interests as follows (in thousands) :

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$136,396	$65,949	$202,345
Net loss	(2,421)	(982)	(3,403)
Vesting of stock compensation	442	66	508
Reclassification adjustment	(287)	287	—
Other comprehensive loss	(7)	(4)	(11)
Book-tax difference related to vesting of restricted stock	(51)	—	(51)
Costs for prior period equity offering	(23)	—	(23)

Balance at March 31, 2010	$134,049	$65,316	$199,365

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of March 31, 2010, we held a 68.7% capital interest in the Operating Partnership. For the three months ended March 31, 2010, we were allocated of 68.7% of the income and losses from the Operating Partnership.

The difference resulting from the effective tax rate of (4.9)% for three months ended March 31, 2010, compared to the federal statutory rate of 35% is primarily due the noncontrolling interests’ attributable income under FASB ASC 810, and the valuation allowance recorded during the quarter related to the Company’s deferred tax assets for which no benefit could be provided due to the realization not reaching the more likely than not threshold.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

A net deferred tax asset is included with other assets on the Company’s balance sheet. The Company’s existing federal and state net operating loss carryforwards, which existed as of a deemed ownership change in 2007 is subject to the gross annual limitation under Internal Revenue Code Section 382 (“Section 382”), which is $9.9 million per year. The net operating loss carryforwards generated subsequent to the 2007 ownership change are not subject to the Section 382 limitation. The Company’s net operating loss carryforwards are subject to varying expirations from 2015 through 2029. See Note 9 – Subsequent Events regarding further potential change in ownership transactions.

FASB ASC 740-10-30-17 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. For the three months ended March 31, 2010, the Company has recorded a full valuation allowance of $9.6 million on a portion of their net deferred tax assets, the Company’s deferred tax assets in excess of their liability for unrecognized tax benefits discussed below, due to uncertainty of future realization.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2010, we recorded $161,000 of interest related to unrecognized tax benefits as a component of income tax expense. We have not recorded any penalties with respect to unrecognized tax benefits.

For the three months ended March 31, 2010, the Company has recorded a decrease of $2.4 million to our unrecognized tax benefits. We do not anticipate any significant increases or decreases to the remaining amounts of unrecognized tax benefits within the next twelve months.

8. Fair Value of Financial Instruments

FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments as of March 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of March 31, 2010, the fair value of our consolidated mortgage and other secured loans aggregates $281.8 million, compared to the aggregate carrying value of $312.5 million on our consolidated balance sheet.

9. Subsequent Events

Subsequent to March 31, 2010, we sold 4,236,275 shares of common stock as of May 12, 2010 at prices ranging from $3.67 to $5.03 per share in our “at- the-market” equity offering program. These sales resulted in net proceeds to the Company of $15.3 million, to be used for general corporate purposes. The Company is currently evaluating the sales made through the equity offering and the related tax consequences, including any potential limitations on the Company’s ability to utilize its existing deferred tax assets due to a change in ownership as defined under Internal Revenue Code Section 382 (see Note 7 – Income Taxes for discussion of potential Section 382 limitations.)

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 68.7% as of March 31, 2010 and have control over the major decisions of the Operating Partnership.

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

Centerpointe I & II (as of January 2007, the date of acquisition)

Fair Oaks Plaza (as of January 2007, the date of acquisition)

The following investment entity that holds a mortgage loan receivable related to Brookhollow Central is accounted for using the equity method of accounting:

BH Note B Lender, LLC (as of October 2008, the date of formation)

TPG/CalSTRS, LLC also owns a 25% interest in the Austin Portfolio Joint Venture Properties which owns the following properties:

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

Park Centre (as of June 2007, the date of acquisition)

Great Hills Plaza (as of June 2007, the date of acquisition)

Stonebridge Plaza II (as of June 2007, the date of acquisition)

Westech 360 I-IV (as of June 2007, the date of acquisition)

Comparison of three months ended March 31, 2010 to three months ended March 31, 2009

Total revenues. Total revenues increased by $3.0 million, or 14.1%, to $24.3 million for the three months ended March 31, 2010 compared to $21.3 million for the three months ended March 31, 2009. The significant components of revenue are discussed below.

Rental revenues. Rental revenue was consistent for each of the three month periods ended March 31, 2010 and 2009.

Tenant reimbursements. Tenant reimbursements decreased by $1.0 million, or 16.7%, to $5.0 million for the three months ended March 31, 2010 compared to $6.0 million for the three months ended March 31, 2009. The decrease was primarily related to a scheduled lease expiration in June 2009 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants or new tenants that are now direct tenants.

Parking and other revenues. Parking and other revenues increased by $0.2 million, or 25%, to $1.0 million for the three months ended March 31, 2010 from $0.8 million for the three months ended March 31, 2009. The increase was primarily related to lease termination fees recognized at One Commerce Square.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $0.4 million, or 25%, from $1.6 million for the three months ended March 31, 2009, to $2.0 million for the three months ended March 31, 2010 primarily due to an increase in development fees related to our Wilshire Grand project with Korean Airlines. We began earning fees on our Wilshire Grand project in April of 2009.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services from unconsolidated real estate entities decreased by $0.4 million, or 10.3%, from $3.9 million for the three months ended March 31, 2009 to $3.5 million for the three months ended March 31, 2010 primarily due to an overall decrease in leasing and construction management activity of $0.6 million partially offset by fees of $0.2 million for providing management services related to obtaining LEED (Leadership in Energy and Environmental Design) certification for certain properties.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The decrease of $0.2 million or 12.5% to $1.4 million for the three months ended March 31, 2010 compared to $1.6 million for the three months ended March 31, 2009 was primarily due to a reduction in compensation.

Condominium sales. This caption represents revenue recognized for the Murano condominium units and parking spaces which closed during the three months ended March 31, 2010. The increase of $4.2 million for the three months ended March 31, 2010 is due to increased sales activity. For the three months ended March 31, 2010, we recognized revenue associated with nine units as compared to no units for the corresponding three-month period ended March 31, 2009.

Total expenses. Total expenses decreased by $0.1 million, or 0.4%, to $26.8 million for the three months ended March 31, 2010 compared to $26.9 million for the three months ended March 31, 2009. The significant components of expense are discussed below.

Property operating and maintenance expense. Property operating and maintenance expenses increased by $0.2 million, or 3.3% to $6.3 million compared to $6.1 million for three months ended March 31, 2009. The increase was primarily attributable to an increase in contract cleaning expenses.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased by $0.5 million, or 17.2%, to $2.4 million for the three months ended March 31, 2010, compared to $2.9 million for the three months ended March 31, 2009, primarily due to employee compensation and professional fee reductions related to cost saving measures.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. The decrease of $0.2 million or 12.5% to $1.4 million for the three months ended March 31, 2010 compared to $1.6 million for the three months ended March 31, 2009 was primarily due to a reduction in compensation.

Cost of condominium sales. This caption represents costs recognized for the Murano condominium units and parking spaces which closed during the three months ended March 31, 2010. The increase of $3.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due to increased sales activity. For the three months ended March 31, 2010, we recognized costs associated with nine units as compared to no units for the corresponding period ended March 31, 2009.

Interest expense. Interest expense decreased by $2.0 million, or 29.4%, to $4.8 million for the three month period ended March 31, 2010 from $6.8 million for the three month period ended March 31, 2009. The decrease in interest expense is primarily attributable to the payoff of mezzanine debt at Two Commerce Square which resulted in a decrease of $2.2 million compared to the prior period. This was partially offset by increased financing costs on our Murano and Four Points loans resulting from amortization of loan extension fees.

Depreciation and amortization expense. Depreciation and amortization increased $0.3 million to $3.5 million for the three months ended March 31, 2010 compared to $3.2 million for the three months ended March 31, 2009. This increase was primarily attributable to accelerated recovery associated with an early lease termination at One Commerce Square.

General and administrative. General and administrative expense decreased by $0.8 million, or 18.2%, to $3.6 million for the three months ended March 31, 2010 compared to $4.4 million for the three months ended March 31, 2009. This was primarily due to a reduction in compensation expense and professional fees, as a result of cost saving measures.

Gain from early extinguishment of debt. In October 2005, we purchased the entire interest of our unaffiliated partner in TPG-El Segundo Partners, LLC (the venture which owns our Campus El Segundo development project), of which $3.9 million was financed with an unsecured loan from the former noncontrolling partner. Principal and accrued interest on this loan had a scheduled maturity of October 12, 2009. The final installment of principal and interest was paid early on April 3, 2009, and therefore, we recognized a gain on early extinguishment of debt of $0.5 million related to this loan in the three months ended March 31, 2009. There was no corresponding gain recognized in the three months ended March 31, 2010.

Equity in net (loss) income of unconsolidated real estate entities. Set forth below is a summary of the unconsolidated condensed financial information for the unconsolidated real estate entities and our share of net (loss) income and equity in net (loss) income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Revenues	$79,177	$81,561

Expenses:
Operating and other	40,294	40,269
Interest	25,293	27,526
Depreciation and amortization	29,096	31,030

Total expenses	94,683	98,825

Loss from continuing operations	(15,506)	(17,264)
Gain on early extinguishment of debt	—	67,017

Net (loss) income	$(15,506)	$49,753

Thomas Properties’ share of net (loss) income	(1,696)	2,295
Intercompany eliminations	856	793

Equity in net (loss) income of unconsolidated real estate entities	$(840)	$3,088

Aggregate revenues for the three months ended March 31, 2010 decreased approximately $2.4 million or 2.9% to $79.2 million compared to $81.6 million for the three months ended March 31, 2009. The decrease is primarily due to lower occupancy at our Austin Portfolio Joint Venture downtown properties. Aggregate operating and other expenses for unconsolidated real estate entities for the three months ended March 31, 2010 compared to the three months end March 31, 2009 remained consistent. Interest expense decreased approximately $2.2 million or 8.1% to $25.3 million for the three months ended March 31, 2010 compared to $27.5 million for the three months ended March 31, 2009. The decrease was primarily due to the write-off of deferred financing costs associated with the Austin Portfolio Joint Venture debt restructure in March 2009. Depreciation and amortization expense decreased approximately $1.9 million or 6.2% to $29.1 million for the three months ended March 31, 2010 compared to $31.0 million for the three months ended March 31, 2009. The decrease was primarily due to the early write-offs of lease-related assets in 2009 due to tenant defaults coupled with reduced capital spending in 2010. A gain on early extinguishment of debt recorded for the three months ended March 31, 2009 was related to our Austin Portfolio Joint Venture debt restructure and recapitalization. There was no corresponding gain for the three months ended March 31, 2010.

Benefit/provision for income taxes. Provision for income taxes increased by $0.4 million to a provision of $0.2 million for the three months ended March 31, 2010 compared to a benefit of $0.2 million for the three months ended March 31, 2009. The increase was primarily due to the Company’s recording of a full valuation allowance of $9.6 million on a portion of its net deferred tax assets as of March 31, 2010. No valuation allowance was recorded by the Company as of March 31, 2009 on its net deferred tax assets.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of March 31, 2010, we have unrestricted cash and cash equivalents of $32.2 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including debt service, property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities. Additionally, as noted elsewhere herein, on December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for $36.6 million in nonrecourse senior and junior mezzanine loans on Two Commerce Square, which were scheduled to mature in January 2010. Subsequent to March 31, 2010, we sold 4,236,275 shares of common stock as of May 12, 2010 at prices ranging from $3.67 to $5.03 per share in our “at-the-market” equity offering program. These sales resulted in net proceeds to the Company of $15.3 million to be used for general corporate purposes.

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

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS on unconsolidated properties at Four Falls Corporate Center and Oak Hill Plaza/Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not, as of May 12, 2010, made payment on these loans and they are currently in default. These loans are non-recourse to the Company, and we do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.

As of March 31, 2010, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $0.4 million; and (2) the Thomas High Performance Green Fund, an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund all of the $0.4 million in 2010. Our requirement to fund all or a portion of our commitments to the Thomas High Performance Green Fund is subject to our identifying properties to acquire that are mutually acceptable to us, and our partners. Our cash requirements for the Green Fund could be reduced by contributions by us to the fund of assets in which we have an interest.

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

We have completed construction of the Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia. We have closed sales on 200 units as of March 31, 2010, and subsequent to March 31, 2010, we closed on the sale of eight units. During the three months ended March 31, 2010, we contracted for the sale of 12 units and closed on the sale of 9 units resulting in a gain on sale of approximately $1.1 million. Murano is classified as condominium units held for sale on our balance sheet.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing.

•

Construction of the Murano was financed in part with a construction loan up to $142.5 million. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan has a balance of $32.2 million as of March 31, 2010. Subsequent to March 31, 2010, we closed on the sale of seven units and we have three units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $4.8 million. We are in discussions with the lender to extend the loan maturity to 2011 with additional options to extend further, which based on the principal amortization feature of the loan, we believe is achievable. We have no guarantees on this debt other than the payment of interest through the maturity date.

•

The completed core and shell construction of two office buildings at our development site at Four Points Centre was financed in part with a construction loan, which has an outstanding balance as of March 31, 2010 of $25.4 million with additional borrowing capacity of $9.9 million to fund tenant improvements and other project costs. The Four Points Centre construction loan has a maturity date of July 31, 2012 with two one-year extension options subject to certain conditions. We have committed to pay down the principal amount of the loan in the total amount of $7.8 million of which we paid $3.9 million in October 2009, $1.3 million in January 2010 and we will pay the balance in two equal installments, in June and December 2010. The interest rate on the loan is LIBOR plus 3.50% per annum. We have guaranteed all of the required principal payments due in 2010 of $2.6 million (after the $1.3 million payment we made in January 2010) and 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan. After the remaining $2.6 million principal reductions we will make in 2010, the outstanding balance will be $22.8 million, which results in a maximum guarantee amount based on 46.5% of $10.6 million. We also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings.

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

We are also involved in managing the following three entitlement projects:

•

We are presently entitling approximately 14.4 acres in Los Angeles, California, for office, production facility, residential and retail uses. The project, called Metro Studio@Lankershim, will include up to approximately 1.5 million square feet. Upon completion of entitlements, we expect to enter into a long-term ground lease with the Los Angeles County Metropolitan Transportation Authority, which owns the land.

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

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our One Commerce Square and Two Commerce Square properties require routine capital maintenance in the ordinary course of business. The properties also require that we incur expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. We are contractually committed to incur expenditures of approximately $4.8 million in capital improvements, tenant improvements, and leasing commissions for the One Commerce Square and Two Commerce Square properties, collectively, during 2010 through 2013.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at March 31, 2010 is as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Regularly scheduled principal payments (1)	$2,973	$1,971	$2,160	$1,946	$1,884	$1,996	$12,930
Balloon payments due at maturity (1)(2)	32,158	17,000	22,772	106,446	—	121,209	299,585
Interest payments – fixed rate debt (3)	10,815	14,290	14,205	10,055	7,135	7,615	64,115
Interest payments – variable rate debt (3)	—	—	—	—	—	—	—
Capital commitments (4)	4,970	11	—	235	—	—	5,216
Operating lease (5)	225	310	322	335	122	—	1,314
Obligations associated with uncertain tax positions (6)	—	—	—	—	—	—	—

Total	$51,141	$33,582	$39,459	$119,017	$9,141	$130,820	$383,160

(1)	Included within these regularly scheduled principal payments and balloon payments are amounts due under the Four Points Centre construction loan, which matures on July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. We have committed to pay down the principal amount of the loan in the total amount of $7.8 million, of which we paid $3.9 million in October, 2009, $1.3 million in January, 2010 and we will pay the balance in two equal installments, in June and December, 2010. The loan has an unfunded balance of $9.9 million which is available to fund any remaining project costs. The interest rate on the loan is LIBOR plus 3.50% per annum. The balance of the loan as of March 31, 2010 was $25.4 million.

(2)

The Murano construction loan has a balance of $32.2 million as of March 31, 2010 with a maturity date of July 31, 2010. There are no extension options remaining on this loan. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest during the term of the loan. We amortize the principal balance of the Murano construction loan with approximately 93% of the sales proceeds as we close on the sale of condominium units. Subsequent to March 31, 2010, we closed on the sale of eight units and we have two units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $4.8 million. We are in discussions with the lender to extend the loan maturity to 2011 with additional options to extend further, which, based on the principal amortization feature of the loan, we believe is achievable. We have no guarantees on this debt other than the payment of interest through the maturity date.

(3)	As of March 31, 2010, 76% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 24% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.25% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of March 31, 2010, the one-month LIBOR was 0.25%.

(4)	Capital commitments of our company and consolidated subsidiaries include approximately $4.8 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $0.4 million to our TPG/CalSTRS joint venture, which we estimate we will fund in 2010. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(5)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available extension options.

(6)	The obligations associated with uncertain tax provisions under FASB ASC 740 in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of March 31, 2010, $17.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Included within the unrecognized tax benefits is $2.3 million of accrued interest. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of March 31, 2010, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties owned by our unconsolidated real estate entities as of March 31, 2010 (in thousands). For loans which had maturity dates extended subsequent to March 31, 2010, the new maturity date is reflected in the Maturity Date column. None of these loans are recourse to us other than as noted in footnote 5 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at March 31, 2010	Principal Amount	Maturity Date	Maturity Date at end of Extension Options
City National Plaza (1)(2)
Senior mortgage loan (3)	LIBOR + 1.07%	$348,925	7/9/2010	7/9/2010
Senior mezzanine loan-Note A (3)	LIBOR + 2.59%	67,886	7/9/2010	7/9/2010
Senior mezzanine loan-Note B (3)	LIBOR + 1.90%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note C (3)	LIBOR + 2.25%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note D (3)	LIBOR + 2.50%	23,569	7/9/2010	7/9/2010
Senior mezzanine loan-Note E (3)	LIBOR + 3.05%	22,293	7/9/2010	7/9/2010
Junior mezzanine loan (3)	LIBOR + 5.00%	58,188	7/9/2010	7/9/2010
Note payable to former partner	5.75%	19,758	7/1/2012	1/4/2016
CityWestPlace
Fixed	6.16%	121,000	7/6/2016	7/6/2016
Floating (3)	LIBOR + 1.25%	92,400	7/1/2011	7/1/2011
San Felipe Plaza
Mortgage loan-Note A (4)	5.28%	101,500	8/11/2010	8/11/2010
Mortgage loan-Note B (4)	LIBOR + 3.00%	16,200	8/11/2010	8/11/2010
2500 City West
Mortgage loan-Note A (4)	5.28%	70,000	8/11/2010	8/11/2010
Mortgage loan-Note B (4)	LIBOR + 3.00%	14,132	8/11/2010	8/11/2010
Brookhollow Central I, II and III
Mortgage loan-Note A (3) (4)	LIBOR + 0.44%	24,154	8/9/2010	8/9/2010

	Interest Rate at March 31, 2010	Principal Amount	Maturity Date	Maturity Date at end of Extension Options
Mortgage loan-Note B (3) (4)	LIBOR + 4.25%	9,437	8/9/2010	8/9/2010
Mortgage loan-Note C (3) (4)	LIBOR + 4.86%	16,746	8/9/2010	8/9/2010
2121 Market Street mortgage loan (5)	6.05%	18,421	8/1/2033	8/1/2033
Reflections I mortgage loan	5.23%	21,686	4/1/2015	4/1/2015
Reflections II mortgage loan	5.22%	9,035	4/1/2015	4/1/2015
Centerpointe I & II (6)
Senior mortgage loan (3)	LIBOR + 0.60%	55,000	2/9/2011	2/9/2012
Mezzanine loan-Note A (3)	LIBOR + 1.51%	25,000	2/9/2011	2/9/2012
Mezzanine loan-Note B (3)	LIBOR + 2.49%	21,618	2/9/2011	2/9/2012
Mezzanine loan-Note C (3)	LIBOR + 3.26%	22,162	2/9/2011	2/9/2012
Fair Oaks Plaza	5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A	6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A	6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B	6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A	6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A	6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B	6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II
Senior mortgage loan (3)(7)	LIBOR + 0.55%	23,560	6/9/2011	6/9/2012
Mezzanine loan (3)(7)	LIBOR + 2.01%	27,940	6/9/2011	6/9/2012
Stonebridge Plaza II
Senior mortgage loan (3)(7)	LIBOR + 0.63%	19,800	6/9/2011	6/9/2012
Mezzanine loan (3)(7)	LIBOR + 1.76%	17,700	6/9/2011	6/9/2012
Austin Portfolio Bank Term Loan (7)(8)(9)	LIBOR + 3.25%	116,685	6/1/2013	6/1/2014

	Interest Rate at March 31, 2010	Principal Amount	Maturity Date	Maturity Date at end of Extension Options
Austin Senior Secured Priority Facility (10)	10% - 20%	35,549	6/1/2012	6/1/2012

Total outstanding debt of unconsolidated properties, excluding loans controlled by the special servicer		$2,137,782

Loans on Properties Controlled by the Special Servicer(11):
Four Falls Corporate Center
Mortgage loan-Note A	5.31%	42,200	3/6/2010	3/6/2010
Mortgage loan-Note B (3)(12)(13)	LIBOR + 3.25%	9,867	3/6/2010	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	5.31%	35,300	3/6/2010	3/6/2010
Mortgage loan-Note B (3)(12)(14)	LIBOR + 3.25%	9,152	3/6/2010	3/6/2010

Total outstanding debt of unconsolidated properties controlled by the special servicer		$96,519

Total outstanding debt of all unconsolidated properties		$2,234,301

The 30 day LIBOR rate for the loans above was 0.25% at March 31, 2010, except for the Austin Bank Term Loan (see footnotes 9 and 10).

(1)	In the first quarter of 2010, we advised CalSTRS, our partner in City National Plaza, and facilitated the acquisition by an affiliate of CalSTRS of all of the property’s mezzanine debt, which has a principal balance of approximately $219.1 million, and is scheduled to mature on July 9, 2010. An affiliate of CalSTRS acquired this debt in March 2010, and will contribute it to equity in the City National Plaza partnership, reducing the leverage on the property by the full amount of the mezzanine loans. We are in discussions with CalSTRS to obtain an option to participate in the additional equity created by the conversion of the mezzanine debt, exercisable before or after the maturity of the senior mortgage loan, up to our current 25% share of the existing City National Plaza equity. We are in discussions with lenders to refinance the senior mortgage loan. We believe there is sufficient equity in this project to achieve a refinancing.

(2)	The City National Plaza senior mortgage loan and Notes B, C, D and E under the senior mezzanine loans are subject to exit fees equal to 0.25% of the loan amounts. Note A under the senior mezzanine loan and the junior mezzanine loan are subject to an exit fee equal to 0.5% of the loan amount. Under certain circumstances all of the exit fees will be waived. Per our agreement with CalSTRS and its affiliate that acquired these mezzanine loans, the full amount of the mezzanine loans will be contributed to equity in City National Plaza on or before the maturity of the senior mortgage loan. See note 1 above for further discussion.

(3)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(4)	We are in discussions with the lender to refinance this loan. We believe there is sufficient equity in this project to achieve a refinancing.

(5)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan. The loan is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

(6)	The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The weighted average interest rate on the mezzanine loans as of March 31, 2010 was 2.6% per annum. The weighted average interest rate on all of the loans was 1.8% per annum. All of these loans have one one-year extension option remaining at our election subject to a debt service coverage ratio of 1:1.

(7)	These loans have one one-year extension option at our election.

(8)	During 2008, the Austin Portfolio Joint Venture entered into an interest rate collar agreement for $96.25 million, in which it bought a cap and sold a floor. On December 18, 2009, we entered into a settlement agreement with Lehman Brothers Holdings Inc. to terminate the interest rate collar agreement for the Austin Portfolio Joint Venture, which settled this obligation with the Lehman affiliate on January 25, 2010.

(9)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan.

(10)	During 2009, the Austin Portfolio Joint Venture entered into agreements pursuant to which (i) an existing $100 million revolving loan was terminated, (ii) a senior secured priority facility of $60 million was established which a subsidiary of TPG/CalSTRS agreed to fund 25% on a pari passu basis with affiliates of Lehman Brothers and a sovereign wealth fund that are partners in the Austin Portfolio Joint Venture, and (iii) the venture purchased and retired $80 million of the Austin Portfolio bank term loan at a discount to face value, reducing that loan from $192.5 million to $112.5 million. The new $60 million Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan, is senior in payment and right to the collateral to the Austin Portfolio Bank Term Loan. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. This restructure resolved the claims of the Austin Portfolio Joint Venture against Lehman arising from Lehman’s failure to fund the $100 million revolving loan.

(11)	Subsidiaries of TPG/CalSTRS (the “Borrowers”) were unable to repay the loans by the maturity date of March 6, 2010 and therefore, the loans are in default. We are in discussions with the special servicer regarding a cooperative resolution on each of these assets, including either through a restructure of the debt, a sale or other transfer of the properties or the appointment of a receiver. Pending a resolution of these loan defaults, we expect that we will continue to manage the properties pursuant to our management agreement with the Borrowers. The management and leasing agreements expired on March 1, 2010, and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. Due to the maturity date default, the lender has the authority to terminate us as the property manager. If the Borrowers are unable to extend or refinance these loans, the lender could repossess the properties through foreclosure, which would result in a loss of fee revenue for us. The Borrowers are accruing interest on these loans at the default rate of 10.5% per annum beginning on the maturity date of March 6, 2010.

(12)	These loans are subject to exit fees equal to 1% of the loan amounts; however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. Due to the maturity date default discussed in note 11 above, the Borrower is accruing interest at the default rate of 10.5% per annum beginning on the maturity date of March 6, 2010.

(13)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Oak Hill Plaza/Walnut Hill Plaza.

(14)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Four Falls Corporate Center.

Cash Flows

Comparison of three months ended March 31, 2010 to three months ended March 31, 2009.

Cash and cash equivalents (excluding restricted cash) were $32.2 million as of March 31, 2010.

Operating Activities - Net cash used in operating activities decreased by $7.8 million to $4.2 million for the three months ended March 31, 2010 compared to $12.0 million for the three months ended March 31, 2009. The net loss for the three months ended March 31, 2010 increased by $1.7 million to $3.4 million compared to a net loss of $1.7 million for the comparable period. The significant differences in the adjustments to the net loss for the two periods relate to a decrease in accounts payable and other liabilities for the three months ended March 31, 2009 of approximately $10.2 million, which was a higher use of cash in 2009 than the comparable period in 2010 of $1.1 million by $9.1 million. Additionally, our share of the net income from our unconsolidated joint ventures was lower in 2010 by $3.9 million due primarily to our share of a gain on the extinguishment of debt of $67.0 million from the Austin Joint Venture Properties in 2009. Finally, there was an increase in our receivables from unconsolidated real estate entities of $2.3 million from approximately $2.1 million during the three months ended March 31, 2009 compared to $0.2 million for the period ending March 31, 2010.

Investing Activities - Net cash provided by investing activities increased by $3.5 million to a $1.6 million source of cash for the three months ended March 31, 2010 compared to a $1.9 million use of cash for the three months ended March 31, 2009. The increase was primarily the result of $3.9 million in proceeds from the sale of condominiums at our Murano project due to an increase in settlements during 2010. Also, our expenditures for improvements to real estate decreased by $0.8 million to $2.3 million for 2010 as compared to $3.1 million for 2009 resulting from a decrease in development activity.

Financing Activities - Net cash used in financing activities increased by $7.1 million to a $1.2 million use of cash for the three months ended March 31, 2010 compared to a $5.9 million source of cash for the three months ended March 31, 2009. The increase was primarily the result of lower proceeds from mortgage and other secured loans which decreased by $5.9 million to $0.2 million for 2010 from $6.1 million for the comparable period in 2009. Additionally, our principal payments of mortgage and other secured loans increased to $6.2 million for 2010 which was a higher use of cash than the comparable period in 2010 of $3.0 million by $3.2 million. This was offset by a decrease of $2.4 million in payments of dividends to common stockholders and distributions to limited partners of our Operating Partnership.

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

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2010, our company had $74.5 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.1 billion bears interest at floating rates. As of March 31, 2010, interest rate caps have been purchased for $0.9 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at March 31, 2010 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2010	$373	$34,758	$35,131
2011	1,971	17,000	18,971
2012	2,160	22,772	24,932
2013	108,392	—	108,392
2014	1,884	—	1,884
Thereafter	123,205	—	123,205

Total	$237,985	$74,530	$312,515

Weighted average interest rate	5.95%	5.22%	5.78%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At March 31, 2010, our variable rate long-term debt represents 24% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 14.4% of the weighted average variable rate at March 31, 2010, the net impact would be increased interest costs of $0.6 million per year.

As of March 31, 2010, the fair value of our mortgage and other secured loans and unsecured loan aggregate $281.8 million, compared to the aggregate carrying value of $312.5 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the three months ended March 31, 2010, approximately 21.1% of our revenue has been derived from fees earned from these relationships.

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

The joint venture agreement with CalSTRS also previously prohibited any transfer of securities of the Company or limited partnership units in our Operating Partnership that would result in Mr. Thomas, his immediate family and any entities controlled thereby owning less than 30% of our securities entitled to vote for the election of directors. On October 30, 2009, we entered into an amendment to the TPG/CalSTRS agreement such that in connection with the issuance of additional Company shares in one or more public offerings, Mr. Thomas, his immediate family and controlled entities may reduce their collective ownership interest to no less than 10% of the total common shares and Operating Partnership units and no less than 15.0 million shares and Operating Partnership units on a collective basis.

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

As of March 31, 2010, we held interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

In June 2007, a wholly-owned subsidiary of TPG/CalSTRS, entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers, Inc. in relation to the Austin Portfolio Joint Venture. As of March 31, 2010, 33% of the Lehman affiliate’s original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.

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

As of March 31, 2010, the 20 largest tenants for properties in which we held an ownership interest collectively leased 31.5% of the rentable square feet of space at properties in which we hold an ownership interest, representing 38.4% of the total annualized rent generated by these properties.

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

We have significant debt obligations maturing in 2010 to 2012, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our equity ownership in such properties and overall financial condition could be materially and adversely affected.

As of March 31, 2010, our total consolidated indebtedness was approximately $312.5 million. In addition, we own interests in unconsolidated entities that were subject to total indebtedness of $2.2 billion as of March 31, 2010. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust on the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interests in the entity that owns the related real property.

As of March 31, 2010, we had $17.0 million of consolidated debt related to the Campus El Segundo mortgage loan, which we have guaranteed. This loan matures on July 31, 2011, and has three one-year extension options at our election subject to us complying with certain loan covenants. The lender has the right to require a $2.5 million principal reduction payment at the time of each extension. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2010.

We have investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. Our share of the debt owed by these unconsolidated entities that matures in 2010 (exclusive of the March 6, 2010 maturities discussed below) is approximately $205.0 million (of which approximately $142.0 million relates to City National Plaza, $54.8 million of which was purchased by an affiliate of CalSTRS in March 2010 and will be contributed to the partnership’s equity by CalSTRS; leaving the Company’s net share of the CNP debt at $87.2 million before offsets for cash reserves). Our share of the non-CNP debt maturing in 2010 (exclusive of the March 6, 2010 maturities discussed below) is approximately $63.2 million. We are in discussions with the lenders to refinance all of these loans. With the exception of the Four Falls Corporate Center and Oak Hill Plaza/Walnut Hill Plaza loans which matured on March 6, 2010, and are discussed further below, we believe there is sufficient equity in these properties to refinance the maturing loans but additional equity contributions may be required on some of these properties to achieve a refinancing. If we are unable to contribute our pro rata share and CalSTRS contributes it on our behalf, our ownership interest in the Joint Venture would be diluted. If we and CalSTRS are unable to extend or refinance these loans, the lender could repossess the property through foreclosure, which would result in a non-cash impairment charge, potential loss of distributable cash flow and a loss of fee revenue for us.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS on unconsolidated properties at Four Falls Corporate Center and Oak Hill Plaza/Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not, as of May 12, 2010, made payment on these loans and they are currently in default. These loans are non-recourse to the Company, and we do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. As a result of these defaults, we may not receive payment for management fees owed to us and could lose all or a substantial portion of our equity interest in these properties, which equity interest on a GAAP basis is currently negative.

The Four Points Centre construction loan with an amount of $25.4 million outstanding matures on July 31, 2012 and has two one-year extension options at our election subject to us complying with certain conditions. We have committed to pay down principal in the total amount of $7.8 million; $3.9 million was paid in October 2009, $1.3 million was paid in January, 2010 and we will pay the balance in two equal installments in June and December 2010. The construction loan maintains $9.9 million available for the completion of the project. The interest rate on this loan is LIBOR plus 3.5% per annum. The first extension option is subject to a 75% loan to value test and a minimum debt yield, among other things. The second extension option is subject to a 75% loan to value test, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. As of January 31, 2011, if the Four Points office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan. We have guaranteed the completion of construction, including tenant improvements, and have completed the core and shell of this property. Furthermore, we have guaranteed all of the required principal payments due in 2010 under the extension agreement of $2.6 million (after the $1.3 million payment we made in January 2010) and 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan. After the remaining $2.6 million principal reductions we will make in 2010 (and assuming no additional borrowing for tenant improvements), the outstanding balance will be $22.8 million, which results in a maximum guarantee amount based on 46.5% of $10.6 million. Upon the occurrence of certain events our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events our maximum liability as guarantor will be reduced to 25% of all sums payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2010. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land which is immediately adjacent to Four Points Centre office building in Austin, Texas.

The Murano construction loan, with a balance of approximately $32.2 million as of March 31, 2010 matures on July 31, 2010. There are no extension options remaining on this loan. This loan is nonrecourse to the Company, but the Company and its development partners guarantee the payment of interest on the loan during the extension term of the loan since July 2009. The interest rate we are paying on the loan is 7% per annum. We amortize the principal balance of the Murano construction loan with approximately 93% of the sales proceeds as we close on the sale of condominium units. Subsequent to March 31, 2010, we closed on the sale of eight units and we have two units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $4.8 million. We are in discussions with the lender to extend the loan maturity to 2011, and with potential replacement lenders for new loans of up to two years. Based on the principal amortization feature of the loan, we believe a loan extension or a replacement loan will be achievable but the interest rate may increase which could have an adverse effect on our investment return for the project. If we are unable to extend or refinance the loan, the lender could repossess the unsold units through foreclosure, which would result in an additional non-cash impairment charge.

Our need for additional debt financing, our existing level of debt and the limitations imposed by our debt agreements could have significant adverse consequences on us.

We may seek to incur additional debt to finance future acquisition and development activities; however debt financing may not be available to us on acceptable terms under current market conditions. In addition, it is possible the required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties profitably. Our need for debt financing, our existing level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of March 31, 2010, $74.5 million of our consolidated debt and $1.1 billion of our unconsolidated debt was at variable interest rates. As of March 31, 2010, we had purchased interest rate caps covering $0.9 billion of the unconsolidated floating rate loans. Interest rate hedging arrangements we enter into to cap our interest rate exposure involve risks, including that our hedging transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.

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

As of March 31, 2010, leases representing 4.9% and 3.4% of the rentable square feet of the office and mixed-use properties in which we held an ownership interest will expire in 2010 and 2011, respectively. Further, an additional 16.9% of the square feet of these properties was available for lease as of March 31, 2010. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some or all expiring leases at lower rates. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent upheaval in the financial markets, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Since the second half of 2007 we have been affected by a tightening of the credit markets, and we may experience difficulty refinancing some of our existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $312.5 million of consolidated debt and $2.2 billion of unconsolidated debt as of March 31, 2010;

•	our current cash flow from operating activities, which resulted in a use of cash of $4.2 million for the three months ended March 31, 2010;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

We intend to expand our business to new geographic regions where we expect the ownership and management of property to result in favorable risk-adjusted investment returns. In order for us to achieve economies of scale, we generally target ownership of 500,000 or more rentable square feet in a market. It may be difficult for us to achieve this level of ownership and our initial entry into a particular market may result in higher administrative expenses for us initially. Presently, we do not possess the same level of familiarity with the development, ownership and management of properties in locations other than the West Coast, Southwest and Mid-Atlantic regions in the United States, which lack of familiarity could adversely affect our ability to own, manage or develop properties outside these regions successfully or at all or to achieve expected performance.

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

We have removed or abated asbestos-containing building materials from certain tenant and common areas at our City National Plaza and Brookhollow properties. We continue to remove or abate asbestos from various areas of the building structures and as of March 31, 2010, had accrued approximately $0.8 million for estimated future costs of such removal or abatement at these properties.

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

We and our Operating Partnership agreed at the time of our public offering to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 13.9% of annualized rent for properties in which we held an ownership interest as of March 31, 2010. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, pollution legal liability, business interruption and rental loss insurance under our blanket policy covering all of the properties in which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the California Environmental Protection Agency (“CalEPA”) headquarters building under our blanket policy because the tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.

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

As of March 31, 2010, Mr. Thomas owned or controlled a significant interest in our Operating Partnership consisting of 13,813,331 units, or a 30.6% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in Operating Partnership units and incentive units (vested and unvested) representing an aggregate 4.2% equity interest in the Operating Partnership.

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 34.1% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of March 31, 2010. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.

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

Although we have historically paid quarterly dividends on our common stock until December 2009, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. In February 2009, our board of directors reduced the quarterly dividend to $0.0125 per share, from $0.06 per share in 2008. In December 2009, our board of directors suspended the quarterly dividends to common stockholders. If the dividend payments are reinstated, such quarterly dividend payments may be further reduced or stopped again altogether in the future, in which case the only opportunity to achieve a positive return on an investment in our common stock would be if the market price of our common stock appreciates.

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

Dated: May 13, 2010

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing Chief Financial Officer