Form 10-Q
period 2010-06-30
THOMAS PROPERTIES GROUP INC
filed 2010-08-12
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2010
Common Stock, $.01 par value per share	35,394,894

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Operating properties, net of accumulated depreciation of $100,683 and $95,561 as of June 30, 2010 and December 31, 2009, respectively	$271,656	$276,603
Land improvements – development properties	95,214	95,558

	366,870	372,161

Condominium units held for sale	58,051	64,101
Improved land held for sale	4,567	4,508
Investments in unconsolidated real estate entities	15,019	14,458
Cash and cash equivalents, unrestricted	43,373	35,935
Restricted cash	6,950	12,071
Rents and other receivables, net	1,739	2,073
Receivables from unconsolidated real estate entities	2,515	2,010
Deferred rents	13,856	12,954
Deferred leasing and loan costs, net	13,856	15,375
Other assets, net	23,307	23,757

Total assets	$550,103	$559,403

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$254,862	$255,104
Other secured loans	51,739	63,132
Accounts payable and other liabilities, net	27,970	35,573
Prepaid rent and deferred revenue	2,805	3,249

Total liabilities	337,376	357,058

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 35,394,894 and 30,878,621 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	354	308
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 13,813,331 shares issued and outstanding as of June 30, 2010 and December 31, 2009	138	138
Additional paid-in capital	200,643	185,344
Retained deficit and dividends including $46 and $74 of other comprehensive loss as of June 30, 2010 and December 31, 2009, respectively	(53,252)	(49,394)

Total stockholders’ equity	147,883	136,396

Noncontrolling interests:
Unitholders in the Operating Partnership	61,523	63,042
Partners in consolidated real estate entities	3,321	2,907

Total noncontrolling interests	64,844	65,949

Total equity	212,727	202,345

Total liabilities and equity	$550,103	$559,403

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Rental	$7,240	$7,707	$14,488	$15,114
Tenant reimbursements	5,461	5,634	10,500	11,585
Parking and other	794	836	1,798	1,585
Investment advisory, management, leasing and development services	1,966	2,912	3,949	4,536
Investment advisory, management, leasing and development services – unconsolidated real estate entities	3,949	3,940	7,453	7,841
Reimbursement of property personnel costs	1,398	1,175	2,810	2,788
Condominium sales	5,169	—	9,322	—

Total revenues	25,977	22,204	50,320	43,449

Expenses:
Property operating and maintenance	6,459	6,371	12,711	12,503
Real estate taxes	1,715	1,710	3,476	3,484
Investment advisory, management, leasing and development services	2,675	2,930	5,034	5,839
Reimbursable property personnel costs	1,398	1,175	2,810	2,788
Cost of condominium sales	3,779	—	6,797	—
Interest	4,739	6,827	9,548	13,628
Depreciation and amortization	3,503	3,172	6,973	6,365
General and administrative	2,821	3,937	6,496	8,373

Total expenses	27,089	26,122	53,845	52,980

Gain from early extinguishment of debt	—	—	—	509
Interest income	29	113	38	253
Equity in net (loss) income of unconsolidated real estate entities	(636)	(580)	(1,476)	2,508

Loss before income taxes and noncontrolling interests	(1,719)	(4,385)	(4,963)	(6,261)
Provision for income taxes	(196)	(453)	(355)	(238)

Net loss	(1,915)	(4,838)	(5,318)	(6,499)
Noncontrolling interests’ share of net loss:
Unitholders in the Operating Partnership	483	1,232	1,509	1,450
Partners in consolidated real estate entities	(33)	860	(77)	2,129

	450	2,092	1,432	3,579

TPGI share of net loss	$(1,465)	$(2,746)	$(3,886)	$(2,920)

Loss per share-basic and diluted	$(0.04)	$(0.11)	$(0.12)	$(0.12)
Weighted average common shares-basic and diluted	34,202,493	24,889,637	32,324,977	24,860,936

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,318)	$(6,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on early extinguishment of debt	—	(509)
Gain on sale of condominiums	(2,525)	—
Equity in net loss (income) of unconsolidated real estate entities	1,476	(2,508)
Deferred rents	(792)	81
Deferred taxes and interest on unrecognized tax benefits	271	—
Depreciation and amortization expense	6,973	6,365
Allowance for doubtful accounts	87	21
Amortization of loan costs	483	170
Amortization of above and below market leases, net	1	27
Amortization of share-based compensation	176	1,603
Distributions from operations of unconsolidated real estate entities	1,201	19
Deferred interest payable	491	2,857
Changes in operating assets and liabilities:
Rents and other receivables	466	(590)
Receivables – unconsolidated real estate entities	(505)	2,372
Deferred leasing and loan costs	(805)	(1,303)
Other assets	(2,183)	(3,169)
Accounts payable and other liabilities	(3,055)	(8,185)
Prepaid rent	(440)	(1,921)

Net cash used in operating activities	(3,998)	(11,169)

Cash flows from investing activities:
Expenditures for improvements to real estate	(2,581)	(6,474)
Proceeds from sale of condominiums, net of closing costs	8,725	4,544
Return of capital from unconsolidated real estate entities	1,609	2,814
Contributions to unconsolidated real estate entities	(4,813)	(2,000)

Net cash provided by (used in) investing activities	2,940	(1,116)

Cash flows from financing activities:
Proceeds from equity offering, net of expenses	15,198	—
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	—	(2,876)
Proceeds from mortgage and other secured loans	249	6,203
Principal payments of mortgage and other secured loans	(12,379)	(8,529)
Noncontrolling interest contributions	337	538
Restricted stock issued	1	—
Change in restricted cash	5,090	2,413

Net cash provided by (used in) financing activities	8,496	(2,251)

Net increase (decrease) in cash and cash equivalents	7,438	(14,536)
Cash and cash equivalents at beginning of period	35,935	69,023

Cash and cash equivalents at end of period	$43,373	$54,487

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,121	$17,169
Other comprehensive loss	$(40)	$(89)
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership	$—	$(1,877)
Investments in real estate included in accounts payable and other liabilities	$(1,023)	$(2,211)
Decrease in investments in real estate and accumulated depreciation for write-off of fully depreciated improvements.	$662	$15,325
Reclassification of noncontrolling interests for limited partnership units in the Operating Partnership from additional paid in capital	$—	$7,811
Receivables from condominium units under contract	$—	$(7,472)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Organization and Description of Business

The terms “Thomas Properties”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. (“TPGI”) together with our Operating Partnership, Thomas Properties Group, L.P. (the “Operating Company”).

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

In April 2010, we sold 4.2 million shares of common stock at prices ranging from $3.67 to $5.03 per share in an “at- the-market” equity offering program. These sales resulted in net proceeds to the Company of $15.2 million to be used for general corporate purposes.

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, affiliates of Mr. Thomas and certain executives hold limited partnership units in the Operating Partnership. As of June 30, 2010, we held a 71.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of June 30, 2010, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land and land held for sale; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California
Unconsolidated properties:
2121 Market Street	Residential and Retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I - III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia

Property	Type	Location
TPG-Austin Portfolio Syndication Partners JV, LP (“Austin Portfolio Joint Venture”):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

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

We have a $28.1 million preferred equity interest in Murano, an investment which we consolidate. In addition to our preferred equity, there is a priority interest of $7.0 million of which $5.8 million is due to Thomas Properties and $1.2 million is due to our partner. Excluding our preferred equity interest and the priority interest, our partner has a 27.0% ownership interest in Murano which we record as a noncontrolling interest (partners in consolidated real estate entities).

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements. Capitalized interest as of June 30, 2010 and December 31, 2009, is $19.3 million and $19.6 million, respectively.

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

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine we have the right to keep the deposit. No forfeitures were recognized in the quarter ended June 30, 2010 while we recognized $0.6 million in forfeitures for the quarter ended June 30, 2009.

Gain on Sale of Real Estate

We recognize gains on sales of real estate when the recognition criteria in FASB ASC 360-20-40, “Property, Plant and Equipment”, subsection “Real Estate Sales” have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold. If the criteria for profit recognition under the full-accrual method are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit or percentage of completion method, as appropriate, until the appropriate criteria are met. No gains on sale of real estate were recognized in the quarters ended June 30, 2010 and 2009. As of June 30, 2010, a 2.2 acre improved land parcel at Campus El Segundo is classified as held for sale.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We record the Murano condominium units at the lower of cost or estimated fair value as the condominium units meet the held for sale criteria of FASB ASC 360, “Property, Plant, and Equipment.” We did not recognize any impairment charges for the periods ended June 30, 2010 and 2009.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to have no impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

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

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This standard amends the authoritative guidance for subsequent events that was previously issued and, among other things, exempts SEC registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this ASU did not have a material effect on our financial position and results of operations as it only addresses disclosures.

Interim Financial Data

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 19, 2010.

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions are subjective and affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Subsequent Events

We have evaluated subsequent events through the date of this report, which is concurrent with the date we filed this report with the SEC. See Note 9 for details of subsequent events.

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties and the Austin Portfolio Joint Venture properties. TPG/CalSTRS owns the following properties:

•	City National Plaza (purchased January 2003)

•	Reflections I (purchased October 2004)

•	Reflections II (purchased October 2004)

•	Four Falls Corporate Center (purchased March 2005)

•	Oak Hill Plaza (purchased March 2005)

•	Walnut Hill Plaza (purchased March 2005)

•	San Felipe Plaza (purchased August 2005)

•	2500 City West (purchased August 2005)

•	Brookhollow Central I, II and III (purchased August 2005)

•	CityWestPlace land (purchased December 2005)

•	CityWestPlace (purchased June 2006)

•	Centerpointe I and II (purchased January 2007)

•	Fair Oaks Plaza (purchased January 2007)

The following investment entity that holds a mortgage loan receivable related to Brookhollow Central is accounted for using the equity method of accounting:

•	BH Note B Lender, LLC (formed in October 2008)

•	TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties:

•	San Jacinto Center (purchased June 2007)

•	Frost Bank Tower (purchased June 2007)

•	One Congress Plaza (purchased June 2007)

•	One American Center (purchased June 2007)

•	300 West 6th Street (purchased June 2007)

•	Research Park Plaza I & II (purchased June 2007)

•	Park Centre (purchased June 2007)

•	Great Hills Plaza (purchased June 2007)

•	Stonebridge Plaza II (purchased June 2007)

•	Westech 360 I-IV (purchased June 2007)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of June 30, 2010.

2121 Market Street	50.0%
TPG/CalSTRS:
All properties, excluding the Austin Portfolio Joint Venture properties	25.0%
Austin Portfolio Joint Venture	6.25%

Investments in unconsolidated real estate entities as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
TPG/CalSTRS:
BH Note B Lender, LLC	$825	$802
City National Plaza	(14,418)	(16,101)
Reflections I	1,659	1,602
Reflections II	1,736	1,721
Four Falls Corporate Center	(3,790)	(3,292)
Oak Hill Plaza/Walnut Hill Plaza	(2,003)	(1,622)
San Felipe Plaza	3,334	2,519
2500 City West	708	424
Brookhollow Central I, II and III	136	108
CityWestPlace and CityWestPlace Land	21,688	21,422
Fair Oaks Plaza	1,922	2,106
Centerpointe I & II	(6,918)	(6,403)
TPG/CalSTRS	925	992

	5,804	4,278

Austin Portfolio Joint Venture:
Austin Portfolio Investor	(1,532)	(1,650)
Frost Bank Tower	1,989	2,351
300 West 6th Street	1,674	1,892
San Jacinto Center	1,374	1,574
One Congress Plaza	1,560	1,922
One American Center	1,298	1,662
Stonebridge Plaza II	675	694
Park Centre	652	666
Research Park Plaza I & II	818	872
Westech 360 I-IV	365	408
Great Hills Plaza	300	330
Austin Portfolio Lender	2,284	1,351

	11,457	12,072

2121 Market Street	(2,242)	(1,892)

	$15,019	$14,458

The following is a summary of the investments in unconsolidated real estate entities for the six months ended June 30, 2010:

Investment balance, December 31, 2009	$14,458
Contributions	4,813
Other comprehensive income	40
Equity in net loss	(1,476)
Distributions	(2,810)
Other	(6)

Investment balance, June 30, 2010	$15,019

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

The total capital commitment to the joint venture was $511.7 million as of June 30, 2010, of which approximately $89.1 million and $29.7 million was unfunded by CalSTRS and us, respectively.

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

During the second quarter of 2009, TPG/CalSTRS redeemed a 15% membership interest held by a noncontrolling owner in the City National Plaza (“CNP”) partnership. The redemption price of $19.8 million was financed with a promissory note due in 2012.

During the first quarter 2010, CalSTRS, our partner in CNP, acquired all of the property’s mezzanine debt. On July 6, 2010, CalSTRS contributed this debt to the equity in TPG/CalSTRS, reducing the leverage on CNP by the full amount of the mezzanine loans. Solely with respect to the interest of TPG/CalSTRS in CNP, CalSTRS’ percentage interest increased from 75% to 92.1% and TPG’s percentage interest decreased from 25% to 7.9%. We are in discussions with CalSTRS to obtain an option to participate in up to 25% of the additional percentage interest in CNP acquired by CalSTRS through TPG/CalSTRS. On July 6, 2010, a subsidiary of TPG/CalSTRS that owns CNP entered into a new non-recourse first mortgage loan in the amount of $350.0 million. The loan bears interest at a fixed rate of 5.9% and is for a term of ten years, to mature on July 1, 2020.

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

In connection with the Austin Portfolio Joint Venture, we were not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture is shared among multiple unrelated parties such that no one party has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. In connection with the Austin Portfolio Joint Venture, we determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture partnership agreement requires either unanimous or majority approval of decisions by the respective partners. We therefore determined the power to direct the activities to be shared amongst the Partners so that no one Partner has the power to direct the activities that most significantly impact the partnership’s economic performance. As of June 30, 2010, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:

(1)	Our equity investment in the various properties controlled by the respective joint ventures as of June 30, 2010, as presented earlier in this note.

(2)	The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of June 30, 2010, we had total receivables of $1.4 million and $1.0 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively.

(3)	Unfunded capital commitments to the TPG/CalSTRS joint venture of $29.7 million as of June 30, 2010. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of June 30, 2010, however, TPG has committed to advance funds to the Austin Portfolio Joint Venture under a senior secured priority facility established and funded on a pro rata basis by all of the Austin Portfolio Joint Venture partners, of which our unfunded share is $1.7 million.

Lehman Brothers Holdings, Inc. filed for bankruptcy protection in September 2008. A Lehman affiliate that owns an equity interest in the Austin Portfolio Joint Venture is 100% indirectly owned by Lehman Brothers Holdings, Inc. In addition, two Lehman Brothers Holdings, Inc. affiliates consisting of Lehman Commercial Paper Inc. and Lehman Brothers Inc., are administrative agent and lead arranger, respectively, under the Austin Portfolio Joint Venture’s $292.5 million credit agreement, which included a $100 million revolving credit facility and a $192.5 million term loan. The $192.5 million term loan was fully funded by Lehman Commercial Paper Inc. and is secured by certain properties held in the joint venture and secondary liens on other joint venture properties.

On March 25, 2009, the Lehman Brothers’ Bankruptcy Court judge approved a plan to restructure the $292.5 million credit facility by replacing the unfunded $100 million commitment with $60 million of new senior secured priority financing contributed by the partners in proportion to their percentage interest in the partnership. Proceeds from this new financing were used to deleverage the portfolio by acquiring at a discount and immediately retiring third-party term loan debt with an $80 million face value for $14 million, thereby reducing that loan from $192.5 million to $112.5 million, and to provide an ongoing source of capital for leasing and capital improvements. To date, approximately $33 million of the senior secured facility has been advanced by the partners, of which the Company has advanced $2.1 million. After the restructuring, the partners’ ownership interests remained the same and the funds advanced under the senior secured facility are a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.

On December 18, 2009, we also entered into a settlement agreement with Lehman Brothers Holdings Inc. to terminate the interest rate collar agreement for the Austin Portfolio Joint Venture resulting in settlement of this obligation with the Lehman affiliate on January 25, 2010.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza, and Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not made payment on these loans and they are currently in default. These loans are non-recourse to the borrowers and the Company, both of which do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.

Following is summarized financial information for the unconsolidated real estate entities as of June 30, 2010 and December 31, 2009:

Summarized Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate, net	$2,187,537	$2,224,709
Land held for sale	3,888	3,853
Receivables including deferred rents, net	88,696	83,506
Deferred leasing and loan costs, net	132,447	144,287
Other assets	141,943	127,727

Total assets	$2,554,511	$2,584,082

LIABILITIES AND EQUITY
Mortgage and other secured loans	$2,231,589	$2,217,118
Other liabilities	78,383	98,401
Below market rents, net	55,024	62,527

Total liabilities	2,364,996	2,378,046

Owner’s equity:
Thomas Properties, including $93 and $133 of other comprehensive loss as of June 30, 2010 and December 31, 2009, respectively	21,547	21,242
Other owners, including $310 and $1,171 of other comprehensive loss as of June 30, 2010 and December 31, 2009, respectively	167,968	184,794

Total owners’ equity	189,515	206,036

Total liabilities and owners’ equity	$2,554,511	$2,584,082

Summarized Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$79,110	$82,703	$158,287	$164,264

Expenses:
Operating and other	40,920	41,378	81,214	81,647
Interest	26,422	25,440	51,715	52,966
Depreciation and amortization	28,717	30,468	57,813	61,498

Total expenses	96,059	97,286	190,742	196,111

Loss from continuing operations	(16,949)	(14,583)	(32,455)	(31,847)
Gain on early extinguishment of debt	—	—	—	67,017
Income from discontinued operations	—	3	—	3

Net (loss) income	$(16,949)	$(14,580)	$(32,455)	$35,173

Thomas Properties’ share of net (loss) income	(1,941)	(1,616)	(3,637)	679
Intercompany eliminations	1,305	1,036	2,161	1,829

Equity in net (loss) income of unconsolidated real estate entities	$(636)	$(580)	$(1,476)	$2,508

Included in the preceding summarized balance sheets as of June 30, 2010 and December 31, 2009, are the following balance sheets of TPG/CalSTRS, LLC:

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate, net	$1,124,344	$1,145,163
Land held for sale	3,888	3,853
Receivables including deferred rents, net	72,702	70,237
Investments in unconsolidated real estate entities	48,550	50,844
Deferred leasing and loan costs, net	74,162	79,640
Other assets	123,671	98,293

Total assets	$1,447,317	$1,448,030

LIABILITIES AND EQUITY
Mortgage and other secured loans	$1,343,944	$1,346,319
Other liabilities	57,817	59,843

Total liabilities	1,401,761	1,406,162

Members’ equity:
Thomas Properties, including $93 and $133 of other comprehensive loss as of June 30, 2010 and December 31, 2009, respectively	23,073	22,193
CalSTRS, including $281 and $397 of other comprehensive loss as of June 30, 2010 and December 31, 2009, respectively	22,483	19,675

Total members’ equity	45,556	41,868

Total liabilities and members’ equity	$1,447,317	$1,448,030

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues	$897	$51,072	$27,141	$—	$79,110

Expenses:
Operating and other	391	27,162	13,367	—	40,920
Interest	281	13,464	12,677	—	26,422
Depreciation and amortization	243	15,986	12,488	—	28,717

Total expenses	915	56,612	38,532	—	96,059

Loss from continuing operations	(18)	(5,540)	(11,391)	—	(16,949)
Equity in net income (loss) of unconsolidated real estate entities	—	(2,464)	—	2,464	—

Net (loss) income	$(18)	$(8,004)	$(11,391)	$2,464	$(16,949)

Thomas Properties’ share of net loss	$(9)	$(1,219)	$(713)	$—	$(1,941)

Intercompany eliminations					1,305

Equity in net loss of unconsolidated real estate entities					$(636)

	Three months ended June 30, 2009
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues	$920	$51,694	$30,089	$—	$82,703

Expenses:
Operating and other	307	27,933	13,138	—	41,378
Interest	287	12,302	12,851	—	25,440
Depreciation and amortization	245	16,151	14,072	—	30,468

Total expenses	839	56,386	40,061	—	97,286

Income (loss) from continuing operations	81	(4,692)	(9,972)	—	(14,583)
Equity in net (loss) income of unconsolidated real estate entities	—	(2,322)	—	2,322	—
Income from discontinued operations	—	3	—	—	3

Net income (loss)	$81	$(7,011)	$(9,972)	$2,322	$(14,580)

Thomas Properties’ share of net income (loss)	$41	$(1,031)	$(626)	$—	$(1,616)

Intercompany eliminations					1,036

Equity in net (loss) income of unconsolidated real estate entities					$(580)

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the six months ended June 30, 2010 and 2009:

	Six months ended June 30, 2010
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues	$1,804	$101,825	$54,658	$—	$158,287

Expenses:
Operating and other	746	54,021	26,447	—	81,214
Interest	569	25,863	25,283	—	51,715
Depreciation and amortization	477	32,003	25,333	—	57,813

Total expenses	1,792	111,887	77,063	—	190,742

Income (loss) from continuing operations	12	(10,062)	(22,405)	—	(32,455)
Equity in net income (loss) of unconsolidated real estate entities	—	(4,853)	—	4,853	—

Net income (loss)	$12	$(14,915)	$(22,405)	$4,853	$(32,455)

Thomas Properties’ share of net income (loss)	$6	$(2,242)	$(1,401)	$—	$(3,637)

Intercompany eliminations					2,161

Equity in net loss of unconsolidated real estate entities					$(1,476)

	Six months ended June 30, 2009
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues	$1,862	$102,569	$59,833	$—	$164,264

Expenses:
Operating and other	708	54,767	26,172	—	81,647
Interest	579	24,466	27,921	—	52,966
Depreciation and amortization	482	32,571	28,445	—	61,498

Total expenses	1,769	111,804	82,538	—	196,111

Income (loss) from continuing operations	93	(9,235)	(22,705)	—	(31,847)
Gain on early extinguishment of debt	—	—	67,017	—	67,017
Equity in net income (loss) of unconsolidated real estate entities	—	11,278	—	(11,278)	—
Income from discontinued operations	—	3	—	—	3

Net income (loss)	$93	$2,046	$44,312	$(11,278)	$35,173

Thomas Properties’ share of net income (loss)	$47	$(2,136)	$2,768	$—	$679

Intercompany eliminations					1,829

Equity in net income (loss) of unconsolidated real estate entities					$2,508

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Our share of owner’s equity recorded by unconsolidated real estate entities	$21,543	$21,242
Intercompany eliminations and other adjustments	(6,524)	(6,784)

Investments in unconsolidated real estate entities	$15,019	$14,458

4. Mortgage and Other Secured Loans

A summary of the consolidated properties’ outstanding mortgage and other secured loans as of June 30, 2010 and December 31, 2009 is as follows:

	Interest Rate at June 30, 2010	Outstanding Debt		Maturity Date		Maturity Date at End of Extension Options
Secured debt		As of June 30, 2010	As of December 31, 2009
One Commerce Square mortgage loan (1)	5.67%	$130,000	$130,000	1/6/2016		1/6/2016
Two Commerce Square mortgage loan (2)	6.30%	107,862	108,104	5/9/2013		5/9/2013
Campus El Segundo mortgage loan (3)	Libor + 3.75%	17,000	17,000	7/31/2011		7/31/2014
Four Points Centre construction loan (4)	Libor + 3.50%	24,335	26,177	7/31/2012		7/31/2014
Murano construction loan (5)	7% or 3 month Libor + 3.25%	27,404	36,955	7/31/2010	(5)	7/31/2010	(5)

Total secured debt		$306,601	$318,236

(1)	The mortgage loan is subject to interest only payments through January 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	The interest rate as of June 30, 2010 was 4.1% per annum. The loan is scheduled to mature on July 31, 2011 with three one-year extension options, at our election, subject to us complying with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. The lender has the option to require a principal payment of $2.5 million at the time of each extension. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2010.

(4)	The interest rate as of June 30, 2010 was 3.9% per annum. The loan is scheduled to mature on July 31, 2012 with two one-year extension options at our election subject to certain conditions. We have provided a repayment and completion guaranty. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings located in Austin, Texas. We have also committed to pay down the principal amount of the loan in the amount of $1.3 million, which is due in December, 2010. The loan has an unfunded commitment of $9.7 million which is available to fund any remaining project costs. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2010.

(5)	On July 26, 2010, the Company extended the Murano condominium construction loan with Corus Construction Venture, LLC, for one year to July 31, 2011, with the right to two six-month extensions. The loan will bear interest at the greater of 9.5% or three month LIBOR plus 3.25%.

Subsequent to June 30, 2010, we closed on the sale of five units at Murano and we have three units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $4.4 million.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheet at June 30, 2010, are lockbox, reserve funds and security deposits totaling $3.5 million for One Commerce Square and $3.1 million for Two Commerce Square. In addition, Murano has $0.3 million of security deposits which are included in restricted cash.

As of June 30, 2010, subject to certain extension options exercisable by the Company, principal payments due for the mortgages and other secured loans are as follows (in thousands):

	Amount Due Based on Originally Scheduled Due Date	Amount Due If All Extension Options Are Exercised and Granted Including Extensions Obtained Subsequent to June 30, 2010
2010	$28,954	$1,550
2011	18,971	1,971
2012	25,195	29,564
2013	108,392	108,392
2014	1,884	41,919
Thereafter	123,205	123,205

	$306,601	$306,601

5. Income (Loss) Per Share and Dividends Declared

Effective January 1, 2009, the Company calculated basic and diluted earnings per share in accordance with FASB ASC 260-10-45, “Earnings Per Share”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share under the two-class method. The Company has granted restricted stock and incentive partnership units to employees in connection with stock based compensation. The restricted stock and incentive partnership units are considered to be participating securities because they have non-forfeitable rights to dividends.

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

For the three and six months ended June 30, 2009, the Company incurred losses and paid dividends. The net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. In December 2009, our board of directors suspended its quarterly dividends to common stockholders. Because we incurred losses for the three and six months ended June 30, 2010 and 2009, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

The following is a summary of the components used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss attributable to common shares	$(1,465)	$(2,746)	$(3,886)	$(2,920)
Less dividends to participating securities	—	11	—	22

Net loss attributable to common shares, net of dividends to participating securities	$(1,465)	$(2,757)	$(3,886)	(2,942)

Weighted average common shares outstanding—basic and diluted	34,202,493	24,889,637	32,324,977	24,860,936

Loss per share—basic and diluted	$(0.04)	$(0.11)	$(0.12)	$(0.12)

Dividends declared per share	$—	$0.0125	$—	$0.0125

As of June 30, 2010, approximately 569,000 nonvested restricted stock units, 141,000 vested incentive units and 145,000 nonvested incentive units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. As of June 30, 2009, 610,000 nonvested restricted stock units, 234,000 incentive units and 278,000 nonvested incentive units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

6. Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of June 30, 2010 and December 31, 2009, we held a 71.7% and 68.8% interest in the Operating Partnership, respectively.

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

During the second quarter of 2010, we sold 4.2 million shares of common stock at prices ranging from $3.67 to $5.03 per share in our “at- the-market” equity offering program. These sales resulted in net proceeds to the Company of $15.2 million, to be used for general corporate purposes.

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

Incentive Partnership Units

We have issued a total of 1,303,336 incentive units as of June 30, 2010 to certain employees. Incentive units represent a profit interest in the Operating Partnership and generally will be treated as regular limited partnership units in the Operating Partnership and rank pari passu with the limited partnership units as to payment of distributions, including distribution of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into limited partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into limited partnership units to the extent of the incentive units’ economic capital account balance. We had 35,394,894 shares of common stock and 13,813,331 units outstanding as of June 30, 2010, and 285,556 incentive units outstanding which were issued under our Incentive Plan, defined below. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc., as amended (the “Incentive Plan”), effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 580,714 remains available for grant as of June 30, 2010. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant.

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under the Incentive Plan, we have issued the following restricted shares to executives of the Company:

Grant Date	Shares	Aggregate Value (in thousands)	Vesting Status
October 2004	46,667	$560	Fully vested
February 2006	60,000	740	Fully vested
March 2007	100,000	1,580	Fully vested
March 2008	100,000	855	See below
January 2009	410,000	1,019	Partially vested, see below
January 2010	100,000	263	See below

Issued from inception to June 30, 2010	816,667	$5,017

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

Holders of restricted stock have full voting rights and receive any dividends paid.

Under the Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	Fully vested

Issued from inception to June 30, 2010	30,935	$382

We recorded compensation expense totaling $(35,000) and $252,000 for the vesting of the restricted stock grants for the three and six months ended June 30, 2010, respectively, and $317,000 and $671,000 for the vesting of the restricted stock grants for the three and six months ended June 30, 2009, respectively. The total income tax benefit recognized in the statement of operations related to this compensation expense was $(15,000) and $107,000 for the three and six months ended June 30, 2010, respectively, and $135,000 and $285,000 for the three and six months ended June 30, 2009, respectively. The weighted-average grant date fair value of restricted stock granted to executives for the six months ended June 30, 2010 was $2.63 per share. No grants of restricted stock were made to non-employee directors during the six months ended June 30, 2010. As of June 30, 2010, there was $558,000 of total unrecognized compensation cost related to the unvested restricted stock under the Incentive Plan. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.4 years.

Incentive Units

Under our Incentive Plan, we issued to certain executives 730,003 incentive units upon consummation of our initial public offering in October 2004, which fully vested on October 13, 2007. In February 2006 and March 2007, we issued 120,000 and 183,333 incentive units, respectively, to certain executives, which vested on the third anniversary of the grant date. In March 2008, we issued an additional 160,000 incentive units to certain executives, which units vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In September 2008, we issued an additional 110,000 incentive units to a new executive, of which 18,333 units have vested. The remaining 91,667 units may vest over a three to five year period, of which 55,000 units may vest based on stock performance and 36,667 units may vest based on the discretion of our compensation committee. No incentive units were granted for the six months ended June 30, 2010. The fair value of the incentive unit grants with market conditions is determined based on the Company’s common stock price at the date of grant. The fair value of incentive unit grants with discretionary vesting is based on the Company’s common stock price at the date of vesting.

We have issued the following incentive units to our executives:

	Units	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	730,003	$8,443	Fully vested
Issued in 2006	120,000	1,463	Fully vested
Issued in 2007	183,333	2,728	Fully vested
Issued in 2008	270,000	2,312	Partially vested

Issued from inception to June 30, 2010	1,303,336	$14,946

For the three and six months ended June 30, 2010, we recorded compensation expense totaling $(299,000) and $(89,000), respectively, and for the three and six months ended June 30, 2009, we recorded compensation expense totaling $329,000 and $884,000, respectively, for the vesting of the incentive unit grants. As of June 30, 2010, there was $181,000 of unrecognized compensation expense related to incentive units. The unrecognized compensation expense is expected to be recognized over a weighted average period of 0.8 years.

Stock options

Under our Incentive Plan, we have 630,701 stock options outstanding as of June 30, 2010. There were no stock option grants for the six months ended June 30, 2010. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model. Below is a summary of the methodologies the Company utilized to estimate the assumptions used in the Black-Scholes option pricing model:

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

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the Statements of Operations for the three and six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FASB ASC 718 “Compensation—Stock Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience.

There were no stock option grants made during the year ended December 31, 2009 and the six months ended June 30, 2010. The following are the weighted-average assumptions used in the Black-Scholes option pricing model for stock option grants made by the Company in 2008 and 2007:

	2008	2007
Expected dividend yield	2.90%	1.55%
Expected term	5 to 8 years	2 to 4 years
Risk-free interest rate	3.20%	4.62%
Expected stock price volatility	11.00%	13.00%

The following is a summary of stock option activity under our Incentive Plan as of and for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	$667,694	$12.75
Granted	—	—
Forfeitures	(36,993)	11.52
Exercised	—	—

Outstanding at June 30, 2010	$630,701	$12.82	5.8	—

Options exercisable at June 30, 2010	580,312	$13.03	5.7	—

As of June 30, 2010, there was $12,000 of total unrecognized compensation expense related to the unvested stock options. The total unrecognized compensation expense is expected to be recognized over a weighted average period of 0.6 years. There were no stock options granted or exercised during six months ended June 30, 2010.

We recorded compensation expense totaling $5,000 and $15,000 for the three and six months ended June 30, 2010, respectively, and $19,000 and $49,000 for the three and six months ended June 30, 2009, respectively, related to the stock options. The total income tax benefit recognized in the statement of operations related to this compensation expense was $2,000 and $6,000 for the three and six months ended June 30, 2010, respectively, and $8,000 and $21,000 for the three and six months ended June 30, 2009, respectively.

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

Noncontrolling interests on our consolidated balance sheets relate primarily to the partnership and incentive units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain employees of the Operating Partnership have received incentive units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued incentive units have the right to require the Operating Partnership to redeem part or all of their incentive units upon vesting of the incentive units, if applicable. The Company may elect to acquire those incentive units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.

FASB ASC 810-10 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company evaluated the terms of the Units and, as a result of the adoption of FASB ASC 810-10, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets. In periods subsequent to the adoption of FASB ASC 810-10, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The redemption value of the 285,556 outstanding incentive units not owned by the Company at June 30, 2010 was approximately $945,000 based on the closing price of the Company’s common stock of $3.31 per share as of June 30, 2010.

A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests’ proportionate share of the Company’s net income (loss).

Equity is allocated between controlling and noncontrolling interests as follows (in thousands) :

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$136,396	$65,949	$202,345
Net loss	(3,886)	(1,432)	(5,318)
Vesting of stock compensation	202	(24)	178
Proceeds from sale of common stock	15,337	—	15,337
Contributions	—	337	337
Other comprehensive income	29	14	43
Book-tax difference related to vesting of restricted stock	(52)	—	(52)
Costs for prior period equity offering	(143)	—	(143)

Balance at June 30, 2010	$147,883	$64,844	$212,727

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating

Partnership’s Agreement of Limited Partnership. As of June 30, 2010, we held a 71.7% capital interest in the Operating Partnership. For the three and six months ended June 30, 2010, we were allocated a blended rate of 71.0% of the income and losses from the Operating Partnership.

Our effective tax rate for the three and six months ended June 30, 2010, was (11.4)% and (7.1)%, respectively, compared to the federal statutory rate of 35%. The difference is primarily due to income attributable to the noncontrolling interests, and the valuation allowance related to the Company’s deferred tax assets for which no benefit could be provided due to the realization not reaching the “more-likely-than-not” threshold.

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

FASB ASC 740-10-30-17 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. The Company has recorded a valuation allowance on the net deferred tax assets in excess of their liability for unrecognized tax benefits discussed below, due to uncertainty of future realization.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and six months ended June 30, 2010, we recorded $161,000 and $323,000 of interest related to unrecognized tax benefits as a component of income tax expense. We have not recorded any penalties with respect to unrecognized tax benefits.

For the six months ended June 30, 2010, the Company has recorded a decrease of $2.4 million to our unrecognized tax benefits. We do not anticipate any significant increases or decreases to the remaining amounts of unrecognized tax benefits within the next twelve months.

8. Fair Value of Financial Instruments

FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments as of June 30, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of June 30, 2010, the fair value of our consolidated mortgage and other secured loans aggregates $285.0 million, compared to the aggregate carrying value of $306.6 million on our consolidated balance sheet.

9. Subsequent Events

On July 6, 2010, a subsidiary of TPG/CalSTRS that owns CNP entered into a new non-recourse first mortgage loan in the amount of $350.0 million. The loan bears interest at a fixed rate of 5.9% and is for a term of ten years, maturing on July 1, 2020. Also effective July 6, 2010, CalSTRS converted the CNP mezzanine debt of $219.0 million into an increased equity interest in TPG/CalSTRS solely with respect to the joint venture’s ownership interest in CNP, resulting in an increase in CalSTRS’ percentage interest in CNP from 75% to 92.1% and a reduction in TPG’s percentage interest in CNP from 25% to 7.9%.

On July 21, 2010, a subsidiary of TPG/CalSTRS that owns 2500 CityWest entered into a new mortgage loan in the amount of $65.0 million. The loan bears interest at a fixed rate of 5.5% and is for a term of 9.3 years, maturing in December 2019. These loan proceeds and borrower equity were used to pay off the prior loan obligations of $84.1 million, which were retired for $81.0 million pursuant to a discounted payoff agreement.

On July 21, 2010, a subsidiary of TPG/CalSTRS that owns San Felipe Plaza entered into a new mortgage loan in the amount of $110.0 million. The loan bears interest at a fixed rate of 4.8% and is for a term of 8.3 years, maturing in December 2018. These loan proceeds and borrower equity were used to pay off the prior loan obligations of $117.7 million, which were retired for $116.0 million pursuant to a discounted payoff agreement.

On July 21, 2010, a subsidiary of TPG/CalSTRS that owns Brookhollow Central, a three-building complex, entered into a new mortgage loan in the amount of $55.0 million. At closing, $37.0 million of the loan was funded, with an additional $3.0 million to be funded ratably on a quarterly basis over three years and $15.0 million available for future funding of construction costs related to the redevelopment of Building I. The loan bears interest at LIBOR plus 2.6% and is for a three-year term plus two one-year extensions, subject to certain conditions, to mature upon final extension in July 2015. These loan proceeds and borrower equity were used to pay off the prior loan obligations of $48.9 million.

Also subsequent to quarter end, on July 26, 2010, our Murano partnership extended the condominium construction loan with Corus Construction Venture, LLC, for one year to July 31, 2011, with the right to two six-month extensions. The loan will bear interest at the greater of 9.5% or three month LIBOR plus 3.25%.

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 71.7% as of June 30, 2010 and have control over the major decisions of the Operating Partnership.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. Included in our investment advisory, property management, leasing and development services operations are development fees we earn from unaffiliated third parties related to two separate entitlement projects – Universal Village and Wilshire Grand. The following properties are accounted for using the equity method of accounting:

•	2121 Market Street

•	City National Plaza (as of January 2003, the date of acquisition)

•	Reflections I (as of October 2004, the date of acquisition)

•	Reflections II (as of October 2004, the date of acquisition)

•	Four Falls Corporate Center (as of March 2005, the date of acquisition)

•	Oak Hill Plaza (as of March 2005, the date of acquisition)

•	Walnut Hill Plaza (as of March 2005, the date of acquisition)

•	San Felipe Plaza (as of August 2005, the date of acquisition)

•	2500 City West (as of August 2005, the date of acquisition)

•	Brookhollow Central I, II, and III (as of August 2005, the date of acquisition)

•	2500 City West land (as of December 2005, the date of acquisition)

•	CityWestPlace (as of June 2006, the date of acquisition)

•	CityWestPlace land (as of June 2006, the date of acquisition)

•	Centerpointe I & II (as of January 2007, the date of acquisition)

•	Fair Oaks Plaza (as of January 2007, the date of acquisition)

The following investment entity that holds a mortgage loan receivable related to Brookhollow Central is accounted for using the equity method of accounting:

•	BH Note B Lender, LLC (as of October 2008, the date of formation)

TPG/CalSTRS, LLC also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties:

•	San Jacinto Center (as of June 2007, the date of acquisition)

•	Frost Bank Tower (as of June 2007, the date of acquisition)

•	One Congress Plaza (as of June 2007, the date of acquisition)

•	One American Center (as of June 2007, the date of acquisition)

•	300 West 6th Street (as of June 2007, the date of acquisition)

•	Research Park Plaza I & II (as of June 2007, the date of acquisition)

•	Park Centre (as of June 2007, the date of acquisition)

•	Great Hills Plaza (as of June 2007, the date of acquisition)

•	Stonebridge Plaza II (as of June 2007, the date of acquisition)

•	Westech 360 I-IV (as of June 2007, the date of acquisition)

Comparison of three months ended June 30, 2010 to three months ended June 30, 2009

Total revenues. Total revenues increased by $3.8 million, or 17.1%, to $26.0 million for the three months ended June 30, 2010 compared to $22.2 million for the three months ended June 30, 2009. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $0.5 million, or 6.5%, to $7.2 million for the three months ended June 30, 2010 compared to $7.7 million for the three months ended June 30, 2009. The decrease was primarily related to a scheduled lease expiration in June of 2009 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants or new tenants that are now direct tenants.

Tenant reimbursements. Tenant reimbursements decreased by $0.1 million, or 1.8%, to $5.5 million for the three months ended June 30, 2010 compared to $5.6 million for the three months ended June 30, 2009. The decrease was primarily related to a scheduled lease expiration in June 2009 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by a decrease in refunds to tenants in 2010 compared to 2009 related to their share of operating expenses and by revenues from former subtenants or new tenants that are now direct tenants.

Parking and other revenues. Parking and other revenues revenue remained consistent for each of the three month periods ended June 30, 2010 and 2009.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $0.9 million, or 31.0%, from $2.9 million for the three months ended June 30, 2009 to $2.0 million for the three months ended June 30, 2010. The decrease was primarily due to lower leasing commission revenue.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services remained consistent for each of the three month periods ended June 30, 2010 and 2009.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. The increase was $0.2 million, or 16.7% to $1.4 million for the three months ended June 30, 2010 compared to $1.2 million for the three months ended June 30, 2009.

Condominium sales. This caption represents revenue recognized for the Murano condominium units and parking spaces which closed during the three months ended June 30, 2010. Sales increased by $5.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of closing ten units as compared to no units for the corresponding three month period ended June 30, 2009.

Total expenses. Total expenses increased by $1.0 million, or 3.8%, to $27.1 million for the three months ended June 30, 2010 compared to $26.1 million for the three months ended June 30, 2009. The significant components of expense are discussed below.

Property operating and maintenance expense. Property operating and maintenance expenses remained consistent for each of the three month periods ended June 30, 2010 and 2009.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased by $0.2 million, or 6.9%, to $2.7 million for the three months ended June 30, 2010, compared to $2.9 million for the three months ended June 30, 2009, primarily due to employee compensation offset by higher landlord representation fees related to increased leasing activity at our Houston properties in the current period.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursements revenue remained consistent for each of the three month periods ended June 30, 2010 and 2009.

Cost of condominium sales. The increase of $3.8 million for the three months ended June 30, 2010 compared to the three months ended June, 2009 is due to the settlement of ten units at Murano as compared to no units for the corresponding three-month period ended June 30, 2009.

Interest expense. Interest expense decreased by $2.1 million, or 30.9%, to $4.7 million for the three month period ended June 30, 2010 from $6.8 million for the three month period ended June 30, 2009. The decrease in interest expense is primarily attributable to the payoff of mezzanine debt at Two Commerce Square which resulted in a decrease of $2.2 million compared to the prior period. This was partially offset by increased financing costs on our Murano and Four Points loans resulting from amortization of loan extension fees.

Depreciation and amortization expense. Depreciation and amortization increased $0.3 million, or 9.4%, to $3.5 million for the three months ended June 30, 2010 compared to $3.2 million for the three months ended June 30, 2009. This increase was primarily attributable to accelerated recovery associated with an early lease termination at One Commerce Square.

General and administrative. General and administrative expense decreased by $1.1 million, or 28.2%, to $2.8 million for the three months ended June 30, 2010 compared to $3.9 million for the three months ended June 30, 2009. This was primarily due to a reduction in compensation expense and professional fees as a result of cost saving measures.

Equity in net (loss) income of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net loss for the three months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,
	2010	2009
Revenues	$79,110	$82,703

Expenses:
Operating and other	40,920	41,378
Interest	26,422	25,440
Depreciation and amortization	28,717	30,468

Total expenses	96,059	97,286

Loss from continuing operations	(16,949)	(14,583)
Income from discontinued operations	—	3

Net loss	$(16,949)	$(14,580)

Thomas Properties’ share of net loss	(1,941)	(1,616)
Intercompany eliminations	1,305	1,036

Equity in net loss of unconsolidated real estate entities	$(636)	$(580)

Aggregate revenues for the three months ended June 30, 2010 decreased approximately $3.6 million, or 4.4%, to $79.1 million compared to $82.7 million for the three months ended June 30, 2009. The decrease is primarily due to lower occupancy at two of our Austin Portfolio Joint Venture downtown properties - One American Center and San Jacinto. Aggregate operating and other expenses for unconsolidated real estate entities for the three months ended June 30, 2010 decreased approximately $0.5 million, or 1.2%, to $40.9 million compared to $41.4 million for the three months ended June 30, 2009 primarily due to a decrease in real estate tax expenses. Interest expense increased approximately $1.0 million, or 3.9%, to $26.4 million for the three months ended June 30, 2010 compared to $25.4 million for the three months ended June 30, 2009. The increase was primarily the result of interest accrued at the default rate for Four Falls, Oak Hill and Walnut Hill whose loans are in a maturity default. Depreciation and amortization expense decreased approximately $1.8 million, or 5.9%, to $28.7 million for the three months ended June 30, 2010 compared to $30.5 million for the three months ended June 30, 2009. The decrease was primarily due to the early write-offs of lease-related assets in 2009 due to tenant defaults and early lease terminations coupled with reduced capital spending in 2010.

Provision for income taxes. Provision for income taxes of $0.2 million for the three months ended June 30, 2010 primarily relates to interest accrued on our unrecognized tax benefits. We have recorded a full valuation allowance on all of our deferred tax assets exclusive of those related to unrecognized tax benefits. Provision for income taxes for the three months ended June 30, 2009 of $0.5 million primarily relates to interest accrued on our unrecognized tax benefits and elimination of any prior deferred tax benefit recorded due to the initial recording of a valuation allowance on our net deferred tax assets.

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009

Total revenues. Total revenues increased by $6.9 million, or 15.9%, to $50.3 million for the six months ended June 30, 2010 compared to $43.4 million for the six months ended June 30, 2009. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $0.6 million, or 4.0%, to $14.5 million for the six month period ended June 30, 2010 compared to $15.1 million for the six month period ended June 30, 2009. The decrease was primarily related to a scheduled lease expiration in June of 2009 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square fees, offset by revenues from former subtenants or new tenants that are now direct tenants.

Tenant reimbursements. Tenant reimbursements decreased by $1.1 million, or 9.5%, to $10.5 million for the six months ended June 30, 2010 compared to $11.6 million for the three months June 30, 2009. The decrease was primarily related to a scheduled lease expiration in June 2009 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by a decrease in refunds to tenants in 2010 compared to 2009 related to their share of operating expenses and by revenues from former subtenants or new tenants that are now direct tenants.

Parking and other revenues. Parking and other revenues increased by $0.2 million, or 12.5%, to $1.8 million for the six months ended June 30, 2010 from $1.6 million for the six months ended June 30, 2009. The increase was primarily related to lease termination fees recognized at One Commerce Square.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $0.6 million, or 13.3%, from $4.5 million for the six months ended June 30, 2009, to $3.9 million for the six months ended June 30, 2010 primarily due to decrease in lease commissions offset by an increase in development fees related to our Wilshire Grand project with Korean Airlines, which we began earning in April of 2009.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services from unconsolidated real estate entities decreased by $0.3 million, or 3.8%, from $7.8 million for the six months ended June 30, 2009 to $7.5 million for the six months ended June 30, 2010 primarily due to an overall decrease in advisory fee revenues of $0.3 million relating to properties whose fee is based on property valuation, which has fallen, the loss of our advisory fee revenue from three properties whose loans are in a maturity default, and decreased construction management activity of $0.2 million partially offset by fees of $0.2 million for providing management services related to obtaining LEED (Leadership in Energy and Environmental Design) certification for certain properties.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. Reimbursements revenue remained consistent for each of the six month periods ended June 30, 2010 and 2009.

Condominium sales. The increase of $9.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is due to the settlement of 19 units at Murano as compared to no units for the corresponding six-month period ended June 30, 2009.

Total expenses. Total expenses increased by $0.8 million, or 1.5%, to $53.8 million for the six months ended June 30, 2010 compared to $53.0 million for the six months ended June 30, 2009. The significant components of expense are discussed below.

Property operating and maintenance expense. Property operating and maintenance expenses increased by $0.2 million, or 1.6% to $12.7 million for the six months ended June 30, 2010 compared to $12.5 million for six months ended June 30, 2009. The increase was primarily attributable to an increase in contract cleaning expenses.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased by $0.8 million, or 13.8%, to $5.0 million for the six months ended June 30, 2010, compared to $5.8 million for the six months ended June 30, 2009, primarily due to employee compensation and professional fee reductions related to ongoing cost saving measures.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursable expenses remained consistent for each of the six month periods ended June 30, 2010 and 2009.

Cost of condominium sales. The increase of $6.8 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is due to the settlement of 19 units at Murano as compared to no units for the corresponding six-month period ended June 30, 2009.

Interest expense. Interest expense decreased by $4.1 million, or 30.1%, to $9.5 million for the six month period ended June 30, 2010 from $13.6 million for the six month period ended June 30, 2009. The decrease in interest expense is primarily attributable to the payoff of mezzanine debt at Two Commerce Square which resulted in a decrease of $4.4 million compared to the prior period. This was partially offset by increased financing costs on our Murano and Four Points loans resulting from amortization of new loan extension fees.

Depreciation and amortization expense. Depreciation and amortization increased $0.6 million to $7.0 million for the six months ended June 30, 2010 compared to $6.4 million for the six months ended June 30, 2009. This increase was primarily attributable to accelerated recovery associated with an early lease termination at One Commerce Square.

General and administrative. General and administrative expense decreased by $1.9 million, or 22.6%, to $6.5 million for the six months ended June 30, 2010 compared to $8.4 million for the six months ended June 30, 2009. This was primarily due to a reduction in compensation expense and professional fees as a result of cost saving measures.

Interest Income. Interest income decreased by $0.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily attributable to lower average cash balances combined with a decrease in interest rates earned.

Equity in net (loss) income of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net (loss) income for the six months ended June 30, 2010 and 2009 (in thousands):

	Six months ended June 30,
	2010	2009
Revenues	$158,287	$164,264

Expenses:
Operating and other	81,214	81,647
Interest	51,715	52,966
Depreciation and amortization	57,813	61,498

Total expenses	190,742	196,111

Loss from continuing operations	(32,455)	(31,847)
Gain on early extinguishment of debt	—	67,017
Income from discontinued operations	—	3

Net (loss) income	$(32,455)	$35,173

Thomas Properties’ share of net (loss) income	(3,637)	679
Intercompany eliminations	2,161	1,829

Equity in net (loss) income of unconsolidated real estate entities	$(1,476)	$2,508

Aggregate revenues for the six months ended June 30, 2010 decreased approximately $6.0 million or 3.6% to $158.3 million compared to $164.3 million for the six months ended June 30, 2009. The decrease is primarily due to lower occupancy at our Austin Portfolio Joint Venture downtown properties. Aggregate operating and other expenses for unconsolidated real estate entities for the six months ended June 30, 2010 decreased approximately $0.4 million or 0.5% to $81.2 million compared to $81.6 million for the six months ended June 30, 2009 primarily due to a decrease in real estate tax expenses. Interest expense decreased approximately $1.3 million or 2.5% to $51.7 million for the six months ended June 30, 2010 compared to $53.0 million for the six months ended June 30, 2009. The decrease was primarily due to the write-off of deferred financing costs associated with the Austin Portfolio Joint Venture debt restructure in March 2009 offset by the accrual of interest at the default rate for three properties whose loans are in a maturity default. Depreciation and amortization expense decreased approximately $3.7 million or 6.0% to $57.8 million for the six months ended June 30, 2010 compared to $61.5 million for the six months ended June 30, 2009. The decrease was primarily due to the early write-offs of lease-related assets during 2009 due to tenant defaults and early lease terminations coupled with reduced capital spending in 2010. A gain on early extinguishment of debt recorded for the six months ended June 30, 2009 was related to our Austin Portfolio Joint Venture debt restructure and recapitalization. There was no corresponding gain for the six months ended June 30, 2010.

Gain from early extinguishment of debt. In October 2005, we purchased the entire interest of our unaffiliated partner in the venture which owns our Campus El Segundo development project, of which $3.9 million was financed with an unsecured loan from the former partner. Principal and accrued interest on this loan had a scheduled maturity of October 12, 2009. The final installment of principal and interest was paid early on April 3, 2009, and therefore, we recognized a gain on early extinguishment of debt of $0.5 million related to this loan in the six months ended June 30, 2009. There was no corresponding gain recognized in the six months ended June 30, 2010.

Provision for income taxes. Provision for income taxes of $0.4 million for the six months ended June 30, 2010 primarily relates to interest accrued on our unrecognized tax benefits. We have recorded a full valuation allowance on all of our deferred tax assets exclusive of those related to unrecognized tax benefits. Provision for income taxes for the six months ended June 30, 2009 of $0.2 million primarily relates to interest accrued on our unrecognized tax benefits.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of June 30, 2010, we have unrestricted cash and cash equivalents of $43.4 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including debt service, property and undeveloped land acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities. Additionally, as noted elsewhere herein, on December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for $36.6 million in nonrecourse senior and junior mezzanine loans on Two Commerce Square, which were scheduled to mature in January 2010. During the second quarter of 2010, we sold 4.2 million shares of common stock at prices ranging from $3.67 to $5.03 per share in our “at-the-market” equity offering program. These sales resulted in net proceeds of $15.2 million, which are being used for general corporate purposes.

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

As indicated in the Contractual Obligations table on page 30, we have $1.55 million of scheduled principal payments on consolidated debt remaining in 2010 and $1.97 million in 2011 if we exercise and are granted all extension options. We believe that we have sufficient capital to satisfy these payments. Refer to this table and the corresponding notes for further detail. With respect to the debt owed by our unconsolidated real estate entities, the table beginning on page 31 and the notes thereto indicate that there are no remaining maturity dates in 2010 and no additional principal payments due in 2010. Furthermore, if we exercise and are granted all extension options, there is only one loan due in 2011 (on our CityWestPlace property) in the amount of $92.4 million. We anticipate refinancing this loan prior to maturity.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza and Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not made payment on these loans and they are currently in default. These loans are non-recourse to the borrowers and the Company, both of which do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.

As of June 30, 2010, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $29.7 million; and (2) the Thomas High Performance Green Fund (the “Green Fund”), an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund $4.4 million of the $29.7 million in 2010 through 2011 (with $4.1 million in 2010) to cover our share of contractual obligations existing at June 30, 2010, for capital improvements, tenant improvements and leasing commissions. Our requirement to fund all or a portion of our commitments to the Green Fund is subject to our identifying properties to acquire at our discretion. Our cash requirements for the Green Fund could be reduced by contributions by us to the fund of assets in which we have an interest. The Green Fund’s investment period is scheduled to expire on December 31, 2010.

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

We have completed construction of the Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia. We have closed sales on 210 units as of June 30, 2010, and subsequent to June 30, 2010, we closed on the sale of five units. During the three months ended June 30, 2010, we contracted for the sale of six units and closed on the sale of ten units resulting in a gain on sale of approximately $1.4 million. Murano is classified as condominium units held for sale on our balance sheet.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing.

•

Construction of the Murano was financed in part with a construction loan up to $142.5 million. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan has a balance of $27.4 million as of June 30, 2010. Subsequent to June 30, 2010, we closed on the sale of five units and we have three units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $4.4 million. On July 26, 2010, the Company extended the Murano condominium construction loan with Corus Construction Venture, LLC, for one year to July 31, 2011, with the right to two six-month extensions. The loan will bear interest at the greater of 9.5% or three month LIBOR plus 3.25%. We have no guarantees on this debt other than the payment of interest through the maturity date.

•

The completed core and shell construction of two office buildings at our development site at Four Points Centre was financed in part with a construction loan, which has an outstanding balance as of June 30, 2010 of $24.3 million with additional borrowing capacity of $9.7 million to fund tenant improvements and other project costs. The Four Points Centre construction loan has a maturity date of July 31, 2012 with two one-year extension options subject to certain conditions. We have committed to pay down the principal amount of the loan by $1.3 million in December 2010. The interest rate on the loan is LIBOR plus 3.50% per annum. We have guaranteed the required principal payment due in 2010 of $1.3 million and 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan, which after the $1.3 million principal payment results in a maximum guarantee amount of $10.7 million. We also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings.

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

•

Korean Air, a subsidiary of Hanjin Group, has retained us as fee developer for the entitlement, design and redevelopment of the 2.7 acre Wilshire Grand property in downtown Los Angeles. The Wilshire Grand project envisions the development of two buildings, one approximately 65 stories and the other approximately 45 stories, to include approximately 1.5 million square feet of office, 560 hotel rooms, and up to 100 residential condominiums, with supporting retail and restaurant uses, for a total project size of up to approximately 2.5 million gross square feet.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our One Commerce Square and Two Commerce Square properties require capital maintenance and expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. We are contractually committed to incur expenditures of approximately $4.5 million in capital improvements, tenant improvements, and leasing commissions for the One Commerce Square and Two Commerce Square properties, collectively, during 2010 through 2013.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at June 30, 2010 is as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Regularly scheduled principal payments (1)	$1,550	$1,971	$2,160	$1,946	1,884	$1,996	$11,507
Balloon payments due at maturity (1)(2)	—	—	27,404	106,446	40,035	121,209	295,094
Interest payments – fixed rate debt (3)	7,195	14,290	14,205	10,055	7,135	7,615	60,495
Interest payments – variable rate debt (3)	—	—	—	—	—	—	—
Capital commitments (4)	8,361	344	14	235	21	—	8,975
Operating lease (5)	150	310	322	335	122	—	1,239
Obligations associated with uncertain tax positions (6)	—	—	—	—	—	—	—

Total	$17,256	$16,915	$44,105	$119,017	$49,197	$130,820	$377,310

(1)	Included within these regularly scheduled principal payments and balloon payments are amounts due under the Four Points Centre construction loan, which matures on July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. We have committed to pay down the principal amount of the loan by $1.3 million in December, 2010. The loan has an unfunded balance of $9.7 million which is available to fund any remaining project costs. The interest rate on the loan is LIBOR plus 3.50% per annum. The balance of the loan as of June 30, 2010 was $24.3 million.

(2)	The Murano construction loan has a balance of $27.4 million as of June 30, 2010. On July 26, 2010, the Company extended the Murano condominium construction loan with Corus Construction Venture, LLC, for one year to July 31, 2011, with the right to two six-month extensions. The loan will bear interest at the greater of 9.5% or three month LIBOR plus 3.25%. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest during the term of the loan. We amortize the principal balance of the Murano construction loan with approximately 93% of the sales proceeds as we close on the sale of condominium units. Subsequent to June 30, 2010, we closed on the sale of five units and we have three units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $4.4 million.

(3)	As of June 30, 2010, 78% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 22% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.25% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of June 30, 2010, one-month LIBOR was 0.35%.

(4)	Capital commitments of our company and consolidated subsidiaries include approximately $4.5 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $29.7 million to our TPG/CalSTRS joint venture, of which we estimate we will fund $4.1 million in 2010 for contractual obligations existing as of June 30, 2010. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(5)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available extension options.

(6)	The obligations associated with uncertain tax provisions under FASB ASC 740 in the table above should represent amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of June 30, 2010, $17.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Included within the unrecognized tax benefits is $2.4 million of accrued interest. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of June 30, 2010, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. Therefore, we account for them using the equity method of accounting. The table below summarizes the outstanding debt for the properties owned by our unconsolidated real estate entities as of June 30, 2010 (in thousands). For loans which had maturity dates extended subsequent to June 30, 2010, the new maturity date is not reflected in the Maturity Date column, but is described in the notes thereto. None of these loans are recourse to us other than as noted in footnote 6 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at June 30, 2010	Principal Amount	Maturity Date		Maturity Date at end of Extension Options
City National Plaza (1)
Senior mortgage loan (2)	LIBOR + 1.07%	$348,925	7/9/2010	(1)	7/9/2010	(1)
Senior mezzanine loan-Note A (2)	LIBOR + 2.59%	67,886	7/9/2010	(1)	7/9/2010	(1)
Senior mezzanine loan-Note B (2)	LIBOR + 1.90%	23,569	7/9/2010	(1)	7/9/2010	(1)
Senior mezzanine loan-Note C (2)	LIBOR + 2.25%	23,569	7/9/2010	(1)	7/9/2010	(1)
Senior mezzanine loan-Note D (2)	LIBOR + 2.50%	23,569	7/9/2010	(1)	7/9/2010	(1)
Senior mezzanine loan-Note E (2)	LIBOR + 3.05%	22,293	7/9/2010	(1)	7/9/2010	(1)
Junior mezzanine loan (2)	LIBOR + 5.00%	58,188	7/9/2010	(1)	7/9/2010	(1)
Note payable to former partner	5.75%	19,758	7/1/2012		1/4/2016
CityWestPlace
Fixed	6.16%	121,000	7/6/2016		7/6/2016
Floating (2)	LIBOR + 1.25%	92,400	7/1/2011		7/1/2011
San Felipe Plaza
Mortgage loan-Note A (3)	5.28%	101,500	8/11/2010	(3)	8/11/2010	(3)
Mortgage loan-Note B (3)	LIBOR + 3.00%	16,200	8/11/2010	(3)	8/11/2010	(3)
2500 City West
Mortgage loan-Note A (4)	5.28%	70,000	8/11/2010	(4)	8/11/2010	(4)
Mortgage loan-Note B (4)	LIBOR + 3.00%	14,132	8/11/2010	(4)	8/11/2010	(4)
Brookhollow Central I, II and III
Mortgage loan-Note A (2) (5)	LIBOR + 0.44%	24,154	8/9/2010	(5)	8/9/2010	(5)
Mortgage loan-Note B (2) (5)	LIBOR + 4.25%	8,161	8/9/2010	(5)	8/9/2010	(5)
Mortgage loan-Note C (2) (5)	LIBOR + 4.86%	16,746	7/21/2013		7/21/2015
2121 Market Street mortgage loan (6)	6.05%	18,336	8/1/2033		8/1/2033
Reflections I mortgage loan	5.23%	21,589	4/1/2015		4/1/2015
Reflections II mortgage loan	5.22%	8,994	4/1/2015		4/1/2015
Centerpointe I & II (7)
Senior mortgage loan (2)	LIBOR + 0.60%	55,000	2/9/2011		2/9/2012
Mezzanine loan-Note A (2)	LIBOR + 1.51%	25,000	2/9/2011		2/9/2012
Mezzanine loan-Note B (2)	LIBOR + 2.49%	21,618	2/9/2011		2/9/2012
Mezzanine loan-Note C (2)	LIBOR + 3.26%	22,162	2/9/2011		2/9/2012
Fair Oaks Plaza	5.52%	44,300	2/9/2017		2/9/2017

	Interest Rate at June 30, 2010	Principal Amount	Maturity Date	Maturity Date at end of Extension Options
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A	6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A	6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B	6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A	6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A	6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B	6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II
Senior mortgage loan (2)(8)	LIBOR + 0.55%	23,560	6/9/2011	6/9/2012
Mezzanine loan (2)(8)	LIBOR + 2.01%	27,940	6/9/2011	6/9/2012
Stonebridge Plaza II
Senior mortgage loan (2)(8)	LIBOR + 0.63%	19,800	6/9/2011	6/9/2012
Mezzanine loan (2)(8)	LIBOR + 1.76%	17,700	6/9/2011	6/9/2012
Austin Portfolio Bank Term Loan (8)(9)	LIBOR + 3.25%	117,733	6/1/2013	6/1/2014
Austin Senior Secured Priority Facility (10)	10% - 20%	36,576	6/1/2012	6/1/2012

Total outstanding debt of unconsolidated properties, excluding loans controlled by a special servicer		$2,138,358

Loans on Properties Controlled by a Special Servicer (11):
Four Falls Corporate Center
Mortgage loan-Note A	5.31%	42,200	3/6/2010	3/6/2010
Mortgage loan-Note B (12)(13)	LIBOR + 3.25%	9,867	3/6/2010	3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	5.31%	35,300	3/6/2010	3/6/2010
Mortgage loan-Note B (12)(14)	LIBOR + 3.25%	9,152	3/6/2010	3/6/2010

Total outstanding debt of unconsolidated properties controlled by a special servicer		$96,519

Total outstanding debt of all unconsolidated properties		$2,234,877

The 30 day LIBOR rate for the loans above was 0.35% at June 30, 2010, except for the Austin Bank Term Loan, which is based on the Eurodollar LIBOR rate of 0.45%.

(1)	During the first quarter of 2010, CalSTRS, our partner in City National Plaza, acquired all of the property’s mezzanine debt. On July 6, 2010, CalSTRS contributed this debt to the equity in TPG/CalSTRS, reducing the leverage on CNP by the full amount of the mezzanine loans. Solely with respect to the interest of TPG/CalSTRS in CNP, CalSTRS’ percentage interest increased from 75% to 92.1% and TPG’s percentage interest decreased from 25% to 7.9%. We are in discussions with CalSTRS to obtain an option to participate in up to 25% of the additional percentage interest in CNP acquired by CalSTRS through TPG/CalSTRS. On July 6, 2010, a subsidiary of TPG/CalSTRS that owns CNP entered into a new non-recourse first mortgage loan in the amount of $350.0 million. The loan bears interest at a fixed rate of 5.9% and is for a term of ten years, to mature on July 1, 2020. As of July 6, 2010, the total debt outstanding on CNP is $350.0 million.

(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(3)	On July 21, 2010, a subsidiary of TPG/CalSTRS that owns San Felipe Plaza entered into a new mortgage loan in the amount of $110.0 million. The loan bears interest at a fixed rate of 4.8% and is for a term of 8.3 years, to mature in December 2018. This loan replaces the prior $117.7 million mortgage loans, which were retired for $116.0 million pursuant to a discounted payoff agreement.

(4)	On July 21, 2010, a subsidiary of TPG/CalSTRS that owns 2500 City West entered into a new mortgage loan in the amount of $65.0 million. The loan bears interest at a fixed rate of 5.5% and is for a term of 9.3 years, to mature in December 2019. This mortgage loan replaces the prior $84.1 million mortgage loans, which were retired for $81.0 million pursuant to a discounted payoff agreement.

(5)	On July 21, 2010, a subsidiary of TPG/CalSTRS that owns Brookhollow Central entered into a new mortgage loan in the amount of $55.0 million. At closing, $37.0 million of the loan was funded, with an additional $3.0 million to be funded over three years and $15.0 million available for future funding of construction costs related to the redevelopment of Brookhollow Central I. The loan bears interest at LIBOR plus 2.6% and is for a three-year term plus two one-year extensions, subject to certain conditions, to mature upon final extension in July 2015. The new mortgage loan replaces the prior loans of $48.9 million.

(6)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan. The loan is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

(7)	The Centerpointe I & II senior mortgage loan bears interest at a rate equal to one month LIBOR plus 0.60%. The mezzanine loans bear interest at a rate such that the weighted average of the rate on these loans and the rate on the senior mortgage loan secured by Centerpointe I & II equals LIBOR plus 1.59% per annum. The weighted average interest rate on the mezzanine loans as of June 30, 2010 was 2.73% per annum. The weighted average interest rate on all of the loans was 1.94% per annum. All of these loans have one one-year extension option remaining at our election subject to a debt service coverage ratio of 1:1.

(8)	These loans have a one-year extension option at our election.

(9)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan.

(10)	During 2009, the Austin Portfolio Joint Venture entered into agreements pursuant to which (i) an existing $100 million revolving loan was terminated, (ii) a senior secured priority facility of $60 million was established which a subsidiary of TPG/CalSTRS agreed to fund 25% on a pari passu basis with affiliates of Lehman Brothers and a sovereign wealth fund that are partners in the Austin Portfolio Joint Venture, and (iii) the venture purchased and retired $80 million of the Austin Portfolio bank term loan at a discount to face value, reducing that loan from $192.5 million to $112.5 million. The new $60 million Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan, is senior in payment and right to the collateral to the Austin Portfolio Bank Term Loan. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. This restructure resolved the claims of the Austin Portfolio Joint Venture against Lehman arising from Lehman’s failure to fund the $100 million revolving loan.

(11)	Subsidiaries of TPG/CalSTRS (the “borrowers”) were unable to repay the loans by the maturity date of March 6, 2010 and therefore, the loans are in default. We are in discussions with the special servicer regarding a cooperative resolution on each of these assets, including either through a restructure of the debt, a sale or other transfer of the properties or the appointment of a receiver. Pending a resolution of these loan defaults, we expect that we will continue to manage the properties pursuant to our management agreement with the borrowers. The management and leasing agreements expired on March 1, 2010, and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. Due to the maturity date default, the lender has the authority to terminate us as the property manager. If the borrowers are unable to extend or refinance these loans, the lender could repossess the properties through foreclosure, which would result in a loss of fee revenue for us. The borrowers are accruing interest on these loans at the default rate of 10.5% per annum beginning on the maturity date of March 6, 2010.

(12)	These loans are subject to exit fees equal to 1% of the loan amounts; however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. Due to the maturity date default discussed in note 11 above, the borrower is accruing interest at the default rate of 10.5% per annum beginning on the maturity date of March 6, 2010.

(13)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Oak Hill Plaza/Walnut Hill Plaza.

(14)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Four Falls Corporate Center.

Cash Flows

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009.

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities decreased by $7.2 million to $(4.0) million for the six months ended June 30, 2010, compared to $(11.2) million for the six months ended June 30, 2009. The decrease is primarily due to distributions from unconsolidated real estate entities of $1.2 million, an increase in the collection of leasing commission receivables of $1.1 million, a $3.0 million decrease in the paydown of payables and a $1.5 million decrease in tenant prepaid rent.

Our net cash related to investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash provided by investing activities increased by $4.0 million to $2.9 million for the six months ended June 30, 2010 compared to a use of cash of $(1.1) million for the six months ended June 30, 2009. We experienced a decline in expenditures for improvements to real estate in the 2010 period. In the first six months of 2009, we completed the final wrap-up work on the Murano condominium units. Additionally, we began to curtail our construction and development projects in late-2008, and this cessation of development activity continued in 2009 and 2010. The increase in investing cash flows in 2010 was also attributed to increased proceeds related to the sale of Murano condominiums in 2010. Finally, we made contributions to our unconsolidated real estate entities in 2010 of $4.8 million primarily related to deposits in connection with the loan refinancings we entered into in July 2010 for City National Plaza and three Houston projects.

Our net cash related to financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests. Cash provided by financing activities for the six months ended June 30, 2010 increased by $10.8 million to $8.5 million compared to a use of cash of $(2.3) million for the six months ended June 30, 2009. The increase was primarily due to the receipt of $15.2 million of net proceeds from the sale of shares of common stock in our “at-the-market” equity offering program as well as $2.7 million increase in restricted cash in lender controlled lockbox accounts. In December 2009, our board of directors suspended our quarterly dividend to operating partnership unitholders and stockholders, which increased our cash flow by $2.9 million when comparing the six months ended June 30, 2010 to the comparable period of 2009. These increases in cash flow were offset by $3.9 million in loan paydowns on our Four Points Centre loan in 2010, and a $6.0 million decrease in loan draws as we were drawing on our Murano and Four Points Centre construction loans in the 2009 period. The construction on both projects was completed in 2009.

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

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of June 30, 2010, our company had $68.7 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $2.2 billion, of which $1.1 billion bears interest at floating rates. As of June 30, 2010, interest rate caps have been purchased for $0.9 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at June 30, 2010 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2010	$250	$28,704	$28,954
2011	1,971	17,000	18,971
2012	2,160	23,035	25,195
2013	108,392	—	108,392
2014	1,884	—	1,884
Thereafter	123,205	—	123,205

Total	$237,862	$68,739	$306,601

Weighted average interest rate	5.95%	5.19%	5.78%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At June 30, 2010, our variable rate long-term debt represents 22% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 14.5% of the weighted average variable rate at June 30, 2010, the net impact would be increased interest costs of $0.5 million per year.

As of June 30, 2010, the fair value of our mortgage and other secured loans and unsecured loan aggregate $285.0 million, compared to the aggregate carrying value of $306.6 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various litigation and other legal matters from time to time, including personal injury claims and administrative proceedings, which we are addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations. As described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” mortgage loans encumbering three of the TPG/CalSTRS joint venture properties are currently in default. The resolution of some or all of these defaults may involve various legal actions, including court-appointed receiverships, and foreclosures.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Our Properties

We generate a significant portion of our revenues from our joint venture and our separate account management agreements with CalSTRS, and if we were to lose these relationships, our financial results would be significantly negatively affected.

Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the three and six months ended June 30, 2010, approximately 23.1% and 21.1%, respectively, of our revenue has been derived from fees earned from these relationships.

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

In addition, upon the occurrence of certain events of default by the Operating Partnership under the joint venture agreement or related management, development service and leasing agreements, upon bankruptcy of our Operating Partnership, or upon the death or disability of either James A. Thomas, our Chairman, President and CEO, or John R. Sischo, our Co-Chief Operating Officer, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (each, a “Buyout Default”), CalSTRS may elect to purchase our joint venture interest based on a three percent discount to the appraised fair market value at the time of the Buyout Default.

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

As of June 30, 2010, we held interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II, both of which are 100% leased, will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

In June 2007, a wholly-owned subsidiary of TPG/CalSTRS, entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers, Inc. in relation to the Austin Portfolio Joint Venture. As of June 30, 2010, 33% of the Lehman affiliate’s original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.

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

As of June 30, 2010, the 20 largest tenants for properties in which we held an ownership interest collectively leased 31.5% of the rentable square feet of space at properties in which we hold an ownership interest, representing 38.0% of the total annualized rent generated by these properties.

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

We have significant debt obligations maturing in 2012 and thereafter, and if we are not successful in extending the terms of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our equity ownership in such properties and overall financial condition could be materially and adversely affected.

As of June 30, 2010, our total consolidated indebtedness was approximately $306.6 million. In addition, we own interests in unconsolidated entities that were subject to total indebtedness of $2.2 billion as of June 30, 2010. Mortgage loans, which comprise a portion of both the consolidated and unconsolidated indebtedness, are secured by first deeds of trust on the related real property. Mezzanine loans and other secured loans are secured by our direct or indirect ownership interests in the entity that owns the related real property.

As discussed further below and elsewhere herein, we have $1.6 million of scheduled principal payments remaining in 2010 on consolidated debt, and $2.0 million in 2011 (assuming we exercise and are granted all extension options). Further, subsequent to June 30, 2010, and as discussed elsewhere herein, we refinanced loan obligations at four projects owned by our TPG/CalSTRS joint venture including City National Plaza in Los Angeles, and three investments in Houston (2500 City West, San Felipe Plaza and Brookhollow Central). All had debt scheduled to mature in July or August of 2010. As a result of these loan transactions, we were able to reduce our outstanding debt on unconsolidated entities by $256.9 million. There are no remaining maturities in 2010 and no additional principal payments due in 2010 on our unconsolidated debt. Furthermore, if we exercise and are granted all extension options, there is only one loan due in 2011 (on our CityWestPlace property) in the amount of $92.4 million. We anticipate refinancing this loan prior to maturity.

As of June 30, 2010, we had $17.0 million of consolidated debt related to the Campus El Segundo mortgage loan, which we have guaranteed. This loan matures on July 31, 2011, and has three one-year extension options at our election subject to us complying with certain loan covenants. The lender has the right to require a $2.5 million principal reduction payment at the time of each extension. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2010.

The Four Points Centre construction loan with an amount of $24.3 million outstanding matures on July 31, 2012 and has two one-year extension options at our election subject to us complying with certain conditions. We have committed to pay down the principal amount of the loan by $1.3 million in December 2010. The construction loan maintains $9.7 million available for the completion of the project. The interest rate on this loan is LIBOR plus 3.5% per annum. The first extension option is subject to a 75% loan to value test and a minimum debt yield, among other things. The second extension option is subject to a 75% loan to value test, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. As of January 31, 2011, if the Four Points office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan. We have guaranteed the completion of construction, including tenant improvements, and have completed the core and shell of this property. Furthermore, we have guaranteed the required principal payment due in 2010 of $1.3 million and 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan. After the remaining $1.3 million principal reduction we will make in 2010 (and assuming no additional borrowing for tenant improvements), the outstanding balance will be $23.0 million, which results in a maximum guarantee amount based on 46.5% of $10.7 million. Upon the occurrence of certain events our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events our maximum liability as guarantor will be reduced to 25% of all sums payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2010. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land which is immediately adjacent to Four Points Centre office building in Austin, Texas.

The Murano construction loan, with a balance of approximately $27.4 million as of June 30, 2010, was modified on July 26, 2010 and the loan maturity was extended to July 31, 2011 with two six-month extension options at our election subject to certain conditions. During the extension period, the interest rate is the greater of 9.5% per annum or LIBOR plus 3.25%. This loan is nonrecourse to the Company, but the Company and its development partners jointly and severally guaranty the payment of interest on the loan during the term of the loan. We amortize the principal balance of the Murano construction loan with approximately 93% of the sales proceeds as we close on the sale of condominium units. Subsequent to June 30, 2010, we closed on the sale of five units and we have three units under contract and expected to close, which will cumulatively reduce the principal balance by approximately $4.4 million.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza and Walnut Hill Plaza matured and became due in full. The borrowers under these loans have not made payment on these loans and they are currently in default. These loans are non-recourse to the borrowers and the Company, both of which do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the lenders to restructure the debt or facilitate a sale or other liquidation of these properties. As a result of these defaults, we may not receive payment for management fees owed to us and could lose all or a substantial portion of our equity interest in these properties, which equity interest on a GAAP basis is currently negative.

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

Because we have a substantial amount of debt at our unconsolidated properties which bears interest at variable rates, our failure to hedge effectively against interest rate changes may adversely affect our results of operations.

As of June 30, 2010, $1.1 billion of our unconsolidated debt was at variable interest rates for which we had purchased interest rate caps covering $0.9 billion of the unconsolidated floating rate loans. Subsequent to June 30, 2010, as a result of refinancing the loan obligations at four of our unconsolidated properties including City National Plaza, and three properties in Houston (2500 City West, San Felipe Plaza and Brookhollow Central), we reduced the amount of unconsolidated debt at variable interest rates to $479.0 million for which we have interest rate caps covering $333.2 million. The interest rate hedging arrangements we enter into to cap our interest rate exposure involve risks, including that our hedging transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.

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

As of June 30, 2010, leases representing 4.2% and 2.8% of the rentable square feet of the office and mixed-use properties in which we held an ownership interest will expire in 2010 and 2011, respectively. Further, an additional 16.6% of the square feet of these properties was available for lease as of June 30, 2010. Rental rates on existing leases above the current market rate at some of the properties in our office and mixed-use portfolio may require us to renew or re-lease some or all expiring leases at lower rates. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent upheaval in the financial markets, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.

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

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Since the second half of 2007 we have been affected by a tightening of the credit markets, and we may experience difficulty refinancing some of our existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•

our current debt levels, which were $306.6 million of consolidated debt and $2.2 billion of unconsolidated debt as of June 30, 2010 (subsequent to June 30, 2010, we reduced the unconsolidated debt balance to $1.9 billion);

•	our current cash flow from operating activities, which resulted in a use of cash of $4.0 million for the six months ended June 30, 2010;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

We have removed or abated asbestos-containing building materials from certain tenant and common areas at our City National Plaza and Brookhollow properties. We continue to remove or abate asbestos from various areas of the building structures and as of June 30, 2010, had accrued approximately $0.8 million for estimated future costs of such removal or abatement at these properties.

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

We and our Operating Partnership agreed at the time of our public offering to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 14.5% of annualized rent for properties in which we held an ownership interest as of June 30, 2010. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

In addition to the common stock owned by Mr. Thomas as of June 30, 2010, he owned or controlled a significant interest in our Operating Partnership consisting of 13,813,331 units, or a 28.0% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in Operating Partnership units and incentive units (vested and unvested) representing an aggregate 3.8% equity interest in the Operating Partnership.

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

Mr. Sischo and Mr. Scott are jointly responsible for oversight of our relationship with CalSTRS. Mr. Sischo, in addition to being our co-Chief Operating Officer, is responsible for our investment efforts, including acquisition, financing and capital markets relationships. Thomas S. Ricci, our Executive Vice President, has been extensively involved in the development of large, mixed-use and commercial projects. Diana M. Laing, our Chief Financial Officer and Secretary, has served as chief financial officer of two publicly-traded real estate investment trusts. Paul S. Rutter, our co-Chief Operating Officer & General Counsel, has extensive experience, both as a real estate lawyer and as an executive in commercial real estate, including acquisitions, financing, joint ventures and leasing of office and mixed use projects. While we believe that we could find acceptable replacements for these executives, the loss of any of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel. A departure of either Mr. Thomas or Mr. Sischo could also have adverse effects on our joint venture relationship with CalSTRS, including, pursuant to a right granted to CalSTRS in our joint venture agreement with CalSTRS, the possible required sale of our joint venture interest to CalSTRS at 97% of fair value, unless within 180 days the Company names a replacement for such departed executive who is reasonably acceptable to CalSTRS.

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 31.2% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of June 30, 2010. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.

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

Dated: August 12, 2010

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing Chief Financial Officer