Form 10-Q
period 2010-09-30
THOMAS PROPERTIES GROUP INC
filed 2010-11-12
CIK 1283709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2010
Common Stock, $.01 par value per share	35,443,394

THOMAS PROPERTIES GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Operating properties, net of accumulated depreciation of $103,032 and $95,561 as of September 30, 2010 and December 31, 2009, respectively	$269,217	$276,603
Land improvements – development properties	94,906	95,558

	364,123	372,161

Condominium units held for sale	54,600	64,101
Improved land held for sale	4,571	4,508
Investments in unconsolidated real estate entities	17,124	14,458
Cash and cash equivalents, unrestricted	43,167	35,935
Restricted cash	9,006	12,071
Rents and other receivables, net	1,794	2,073
Receivables from unconsolidated real estate entities	2,068	2,010
Deferred rents	14,167	12,954
Deferred leasing and loan costs, net	13,343	15,375
Other assets, net	19,730	23,757

Total assets	$543,693	$559,403

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$254,737	$255,104
Other secured loans	47,220	63,132
Accounts payable and other liabilities, net	27,556	35,573
Prepaid rent and deferred revenue	3,125	3,249

Total liabilities	332,638	357,058

Commitments and Contingencies

Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 35,394,894 and 30,878,621 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	354	308
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 13,813,331 shares issued and outstanding as of September 30, 2010 and December 31, 2009	138	138
Additional paid-in capital	200,833	185,344
Retained deficit and dividends including $35 and $74 of other comprehensive loss as of September 30, 2010 and December 31, 2009, respectively	(54,676)	(49,394)

Total stockholders’ equity	146,649	136,396

Noncontrolling interests:
Unitholders in the Operating Partnership	61,033	63,042
Partners in consolidated real estate entities	3,373	2,907

Total noncontrolling interests	64,406	65,949

Total equity	211,055	202,345

Total liabilities and equity	$543,693	$559,403

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Rental	$7,330	$7,385	$21,818	$22,499
Tenant reimbursements	4,976	4,566	15,476	16,151
Parking and other	853	571	2,651	2,156
Investment advisory, management, leasing and development services	1,645	2,622	5,594	7,158
Investment advisory, management, leasing and development services – unconsolidated real estate entities	3,673	3,388	11,126	11,229
Reimbursement of property personnel costs	1,403	1,425	4,213	4,213
Condominium sales	5,237	22,927	14,559	22,927

Total revenues	25,117	42,884	75,437	86,333

Expenses:
Property operating and maintenance	5,948	5,936	18,659	18,439
Real estate taxes	1,745	1,943	5,221	5,427
Investment advisory, management, leasing and development services	2,953	2,799	7,987	8,638
Reimbursable property personnel costs	1,403	1,425	4,213	4,213
Cost of condominium sales	3,858	20,892	10,655	20,892
Interest	4,820	6,787	14,368	20,415
Depreciation and amortization	3,432	3,008	10,405	9,373
General and administrative	3,365	3,907	9,861	12,280
Impairment loss	—	8,600	—	8,600

Total expenses	27,524	55,297	81,369	108,277

Gain on early extinguishment of debt	—	—	—	509
Interest income	17	34	55	287
Equity in net income (loss) of unconsolidated real estate entities	538	(3,103)	(938)	(595)

Loss before income taxes and noncontrolling interests	(1,852)	(15,482)	(6,815)	(21,743)
Provision for income taxes	(62)	(242)	(417)	(480)

Net loss	(1,914)	(15,724)	(7,232)	(22,223)
Noncontrolling interests’ share of net loss:
Unitholders in the Operating Partnership	530	6,007	2,039	7,456
Partners in consolidated real estate entities	(51)	(1,195)	(128)	934

	479	4,812	1,911	8,390

TPGI share of net loss	$(1,435)	$(10,912)	$(5,321)	$(13,833)

Loss per share-basic and diluted	$(0.04)	$(0.43)	$(0.16)	$(0.56)
Weighted average common shares-basic and diluted	34,910,415	25,212,319	33,218,238	24,978,388

See accompanying notes to consolidated financial statements.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,232)	$(22,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on early extinguishment of debt	—	(509)
Gain on sale of condominiums	(3,904)	(2,035)
Equity in net loss of unconsolidated real estate entities	938	595
Deferred rents	(1,067)	(762)
Deferred taxes and interest on unrecognized benefits	278	(309)
Depreciation and amortization expense	10,405	9,373
Bad debt expense	76	119
Amortization of loan costs	694	372
Amortization of above and below market leases, net	1	23
Vesting of stock options, restricted stock and incentive units	467	2,258
Distributions from operations of unconsolidated real estate entities	—	24
Impairment loss	—	8,600
Changes in operating assets and liabilities:
Rents and other receivables	242	(204)
Receivables – unconsolidated real estate entities	(58)	2,198
Deferred leasing and loan costs	(1,393)	(1,415)
Other assets	(143)	(2,250)
Deferred interest payable	736	3,587
Accounts payable and other liabilities	(1,627)	(2,529)
Prepaid rent and deferred revenue	(119)	(1,250)

Net cash used in operating activities	(1,706)	(6,337)

Cash flows from investing activities:
Expenditures for improvements to real estate	(2,790)	(13,903)
Reimbursement of development costs	500	—
Proceeds from sale of condominiums, net of closing costs	13,555	29,710
Return of capital from unconsolidated real estate entities	10,017	3,734
Contributions to unconsolidated real estate entities	(13,575)	(4,600)

Net cash provided by investing activities	7,707	14,941

Cash flows from financing activities:
Proceeds from equity offering, net	15,133	—
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	—	(3,378)
Proceeds from mortgage and other secured loans	261	7,130
Principal payments of mortgage and other secured loans	(17,280)	(32,764)
Noncontrolling interest contributions	338	1,543
Noncontrolling interest distributions	—	(14)
Change in restricted cash	2,779	438

Net cash provided by (used in) financing activities	1,231	(27,045)

Net increase (decrease) in cash and cash equivalents	7,232	(18,441)
Cash and cash equivalents at beginning of period	35,935	69,023

Cash and cash equivalents at end of period	$43,167	$50,582

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,962	$20,757
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership	$—	$(1,877)
Investments in real estate included in accounts payable and other liabilities	$(959)	$(9,245)
Decrease in investments in real estate and accumulated depreciation for write-off of fully depreciated improvements.	$644	$15,318
Decrease in leasing costs and accumulated amortization for removal of fully amortized leasing costs	$1,014	$1,214
Reclassification of noncontrolling interests for limited partnership units in the Operating Partnership from additional paid in capital	$—	$7,576
Receivables from condominium units under contract	$—	$8,699
Other comprehensive income	$(55)	$(68)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

1. Organization and Description of Business

The terms “Thomas Properties”, “the Company”, “us”, “we” and “our” as used in this report refer to Thomas Properties Group, Inc. (“TPGI”) together with our Operating Partnership, Thomas Properties Group, L.P. (“TPG”).

We own, manage, lease, acquire and develop real estate, consisting primarily of office properties and related parking garages, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas.

Our operations are carried on through our Operating Partnership. We are the sole general partner in the Operating Partnership. Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, and affiliates of Mr. Thomas hold limited partnership units in the Operating Partnership. As of September 30, 2010, we held a 71.6% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of September 30, 2010, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land and land held for sale; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California
Unconsolidated properties:
2121 Market Street	Residential and Retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office—single tenancy	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center (1)	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza (1)	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza (1)	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I - III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
TPG-Austin Portfolio Syndication Partners JV, LP (“Austin Portfolio Joint Venture”):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

(1)	Properties controlled by a Special Servicer.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership.

The real estate entities included in the consolidated financial statements have been consolidated only for the periods that such entities were under control by us or in which we were considered to be the primary beneficiary of an entity that we determined to be a variable interest entity. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, “Consolidation”, which provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”). The equity method of accounting is utilized to account for investments in real estate entities over which we have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We have a $29.1 million preferred equity interest in Murano, an investment which we consolidate. In addition to our preferred equity, there is a priority interest of $8.5 million of which $7.3 million is due to us and $1.2 million is due to our partner. Excluding our preferred equity interest and the priority interest, our partner has a 27.0% ownership interest in Murano which we record as a noncontrolling interest (partners in consolidated real estate entities).

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

Development Activities

Project costs associated with the development and construction of a real estate project are capitalized on our balance sheet. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to operating properties, in the case of Murano, the costs capitalized are transferred to condominium units held for sale. Capitalized interest as of September 30, 2010 and December 31, 2009, is $19.1 million and $19.6 million, respectively. No interest was capitalized for the nine months ended September 30, 2010.

Revenue Recognition - Condominium Sales

We have one high-rise condominium project for which we used the percentage of completion accounting method to recognize costs and sales during the construction period, up through and including June 30, 2009. Commencing with the third quarter of 2009, we applied the deposit method of accounting to recognize costs and sales. Under the provisions of FASB ASC 360-20, “Property, Plant and Equipment” subsection “Real Estate and Sales”, revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at the point of settlement as compared to the point of sale. Revenue is recognized on the contract price of individual units. Total estimated costs, net of impairment charges, are allocated to individual units which have closed on a relative value basis. Total estimated revenue and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine we have the right to keep the deposit. No forfeitures were recognized in the nine months ended September 30, 2010 while we recognized forfeiture revenue of $56,000 and $397,000 for the three and nine months ended September 30, 2009, respectively.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. We record the Murano condominium units at the lower of cost or estimated fair value as the condominium units meet the held for sale criteria of FASB ASC 360, “Property, Plant, and Equipment.” Included in Equity in net loss of unconsolidated real estate entities for the three and nine months ended September 30, 2009, is a pre-tax, non-cash impairment charge of $2.0 million related to our joint venture investments. There was no corresponding charge for the three or nine months ended September 30, 2010. We recorded our share of the impairment loss at the joint venture level as these investments met the other-than-temporary impairment criteria of FASB ASC 323, “Investments – Equity Method and Joint Ventures.”

Recent Accounting Pronouncements

Changes to U.S. generally accepted accounting principles (“GAAP”) are established by the FASB in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to have no impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

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

Interim Financial Data

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent Form 10-Q quarterly reports, each of which is filed with the SEC.

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

3. Unconsolidated Real Estate Entities

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties and the Austin Portfolio Joint Venture properties. TPG/CalSTRS owns the following properties:

•	City National Plaza (acquired January 2003)

•	Reflections I (acquired October 2004)

•	Reflections II (acquired October 2004)

•	Four Falls Corporate Center (acquired March 2005) (1)

•	Oak Hill Plaza (acquired March 2005) (1)

•	Walnut Hill Plaza (acquired March 2005) (1)

•	San Felipe Plaza (acquired August 2005)

•	2500 City West (acquired August 2005)

•	Brookhollow Central I, II and III (acquired August 2005)

•	CityWestPlace land (acquired December 2005)

•	CityWestPlace (acquired June 2006)

•	Centerpointe I and II (acquired January 2007)

•	Fair Oaks Plaza (acquired January 2007)

The following investment entity that holds a mortgage loan receivable related to Brookhollow Central is accounted for using the equity method of accounting. The note receivable held by this subsidiary was paid off during the quarter and this entity will be subsequently dissolved:

•	BH Note B Lender, LLC (formed in October 2008)

TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007:

•	San Jacinto Center

•	Frost Bank Tower

•	One Congress Plaza

•	One American Center

•	300 West 6th Street

•	Research Park Plaza I & II

•	Park Centre

•	Great Hills Plaza

•	Stonebridge Plaza II

•	Westech 360 I-IV

(1)	Properties controlled by a Special Servicer.

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of September 30, 2010.

2121 Market Street	50.0%
TPG/CalSTRS:
Austin Portfolio Joint Venture	6.25%
City National Plaza	7.94%
All properties, excluding the Austin Portfolio Joint Venture and City National Plaza	25.0%

Investments in unconsolidated real estate entities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
TPG/CalSTRS	$8,826	$4,278
Austin Portfolio Joint Venture	10,713	12,072

Subtotal – TPG/CalSTRS and Austin Portfolio Joint Venture	19,539	16,350
2121 Market Street	(2,415)	(1,892)

	$17,124	$14,458

The following is a summary of the investments in unconsolidated real estate entities for the nine months ended September 30, 2010:

Investment balance, December 31, 2009	$14,458
Contributions	13,575
Other comprehensive income	55
Equity in net loss	(938)
Distributions	(10,017)
Other	(9)

Investment balance, September 30, 2010	$17,124

TPG/CalSTRS, a joint venture with the California State Teachers’ Retirement System (“CalSTRS”), was formed to acquire office properties on a nationwide basis classified as moderate risk (core plus) and high risk (value add) properties. Core plus properties consist of under-performing properties that we believe can be brought to market potential through improved management. Value-add properties are characterized by unstable net operating income for an extended period of time, occupancy less than 90% and/or physical or management problems which we believe can be positively impacted by introduction of new capital and/or management. We are required to use diligent efforts to sell each joint venture property within five years of that property reaching stabilization, except for certain stabilized properties, as to which we are required to perform a hold/sell analysis at least annually and make a recommendation to the TPG/CalSTRS’ management committee regarding the appropriate holding period.

The total capital commitment to the joint venture was $511.7 million, of which approximately $24.8 million and $19.0 million is currently unfunded by CalSTRS and us, respectively.

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

During the first quarter of 2010, CalSTRS, our partner in CNP, acquired all of the property’s mezzanine debt. On July 6, 2010, CalSTRS contributed this debt to the equity in TPG/CalSTRS, reducing the leverage on CNP by the full $219.1 million balance on the mezzanine loans. Solely with respect to the interest of TPG/CalSTRS in CNP, CalSTRS’ percentage interest increased from 75% to 92.1% and TPG’s percentage interest decreased from 25% to 7.9%. We are in discussions with CalSTRS to obtain an option to participate in up to an additional 17.1% interest in CNP through TPG/CalSTRS. On July 6, 2010, a subsidiary of TPG/CalSTRS that owns CNP entered into a new non-recourse first mortgage loan in the amount of $350.0 million. The loan bears interest at a fixed rate of 5.9% and is for a term of ten years, to mature on July 1, 2020.

On October 19, 2010, TPG/CalSTRS invested $40.0 million as new equity in our Centerpointe partnership, which was used to retire $46.6 million of mezzanine debt, realizing a 14.2% discount from the face amount of the debt which included releasing loan reserves of approximately $11.7 million held by the lenders to TPG/CalSTRS to use for capital needs at the property. This new equity, of which the Company contributed $2.0 million or 5%, will be treated as preferred equity. Prior to February 9, 2012, we have the right to increase our interest percentage in preferred equity to 25%, and commensurately reduce CalSTRS’ interest percentage in preferred equity to 75%, by contributing to the Centerpointe partnership an amount equal to 20% of the face amount of the retired debt, equal to approximately $9.3 million. The contribution to increase our interest percentage would be distributed to CalSTRS.

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

In connection with the Austin Portfolio Joint Venture, TPG/CalSTRS was not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture is shared among multiple unrelated parties such that no one party has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. In connection with the Austin Portfolio Joint Venture, we determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture partnership agreement requires either unanimous or majority approval of decisions by the respective partners. We therefore determined the power to direct the activities to be shared amongst the Partners so that no one Partner has the power to direct the activities that most significantly impact the partnership’s economic performance. As of September 30, 2010, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:

(1)	Our equity investment in the various properties controlled by TPG/CalSTRS and the Austin Portfolio Joint Venture as of September 30, 2010, which was $19.5 million, as presented earlier in this note.

(2)	The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of September 30, 2010, we had total receivables of $1.3 million and $0.7 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively.

(3)	Unfunded capital commitments to the TPG/CalSTRS joint venture was $21.0 million as of September 30, 2010, which was subsequently reduced to $19.0 million. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of September 30, 2010, however, TPG has committed to advance funds to the Austin Portfolio Joint Venture under a senior secured priority facility established and funded on a pro rata basis by all of the Austin Portfolio Joint Venture partners, of which our unfunded share is $1.7 million. To date, approximately $33.0 million of the senior secured priority facility has been advanced by the partners, of which the Company has advanced $2.1 million. The funds advanced under the senior secured priority facility are a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.

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

Following is summarized financial information for the unconsolidated real estate entities as of September 30, 2010 and December 31, 2009:

Summarized Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate, net	$2,175,052	$2,224,709
Land held for sale	3,888	3,853
Receivables including deferred rents, net	91,616	83,506
Deferred leasing and loan costs, net	133,366	144,287
Other assets	102,214	127,727

Total assets	$2,506,136	$2,584,082

LIABILITIES AND EQUITY
Mortgage and other secured loans	$1,967,544	$2,217,118
Other liabilities	90,435	98,401
Below market rents, net	51,652	62,527

Total liabilities	2,109,631	2,378,046

Owner’s equity:
Thomas Properties, including $78 and $133 of other comprehensive loss as of September 30, 2010 and December 31, 2009, respectively	25,308	21,242
Other owners, including $263 and $1,171 of other comprehensive loss as of September 30, 2010 and December 31, 2009, respectively	371,197	184,794

Total owners’ equity	396,505	206,036

Total liabilities and owners’ equity	$2,506,136	$2,584,082

Summarized Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$79,826	$79,373	$238,113	$243,637

Expenses:
Operating and other	42,027	40,846	123,241	122,493
Interest	28,222	24,959	79,937	77,925
Depreciation and amortization	27,956	29,251	85,769	90,749
Impairment loss	—	8,049	—	8,049

Total expenses	98,205	103,105	288,947	299,216

Loss from continuing operations	(18,379)	(23,732)	(50,834)	(55,579)
Gain on early extinguishment of debt	5,176	—	5,176	67,017
Loss from discontinued operations	—	(86)	—	(83)

Net (loss) income	$(13,203)	$(23,818)	$(45,658)	$11,355

Thomas Properties’ share of net (loss) income	$(133)	$(3,993)	$(3,770)	$(3,314)
Intercompany eliminations	671	890	2,832	2,719

Equity in net income (loss) of unconsolidated real estate entities	$538	$(3,103)	$(938)	$(595)

Included in the preceding summarized balance sheets as of September 30, 2010 and December 31, 2009, are the following balance sheets of TPG/CalSTRS, LLC:

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate, net	$1,117,216	$1,145,163
Land held for sale	3,888	3,853
Receivables including deferred rents, net	75,034	70,237
Investments in unconsolidated real estate entities	46,197	50,844
Deferred leasing and loan costs, net	77,861	79,640
Other assets	83,474	98,293

Total assets	$1,403,670	$1,448,030

LIABILITIES AND EQUITY
Mortgage and other secured loans	$1,087,249	$1,346,319
Other liabilities	64,486	59,843

Total liabilities	1,151,735	1,406,162

Members’ equity:
Thomas Properties, including $78 and $133 of other comprehensive loss as of September 30, 2010 and December 31, 2009, respectively	24,657	22,193
CalSTRS, including $233 and $397 of other comprehensive loss as of September 30, 2010 and December 31, 2009, respectively	227,278	19,675

Total members’ equity	251,935	41,868

Total liabilities and members’ equity	$1,403,670	$1,448,030

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the three months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues	$934	$52,199	$26,693	$—	$79,826

Expenses:
Operating and other	377	28,499	13,151	—	42,027
Interest	300	15,479	12,443	—	28,222
Depreciation and amortization	226	15,846	11,884	—	27,956

Total expenses	903	59,824	37,478	—	98,205

Income (loss) from continuing operations	31	(7,625)	(10,785)	—	(18,379)
Gain on early extinguishment of debt	—	5,176	—	—	5,176
Equity in net (loss) income of unconsolidated real estate entities	—	(2,076)	—	2,076	—

Net income (loss)	$31	$(4,525)	$(10,785)	$2,076	$(13,203)

Thomas Properties’ share of net income (loss)	$16	$525	$(674)	$—	$(133)

Intercompany eliminations					671

Equity in net income of unconsolidated real estate entities					$538

	Three months ended September 30, 2009
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues	$871	$49,943	$28,559	$—	$79,373

Expenses:
Operating and other	349	27,569	12,928	—	40,846
Interest	288	12,159	12,512	—	24,959
Depreciation and amortization	246	16,056	12,949	—	29,251
Impairment loss	—	8,049	—	—	8,049

Total expenses	883	63,833	38,389	—	103,105

Loss from continuing operations	(12)	(13,890)	(9,830)	—	(23,732)
Equity in net (loss) income of unconsolidated real estate entities	—	(2,320)	—	2,320	—
Loss from discontinued operations	—	(86)	—	—	(86)

Net (loss) income	$(12)	$(16,296)	$(9,830)	$2,320	$(23,818)

Thomas Properties’ share of net (loss) income	$(7)	$(3,373)	$(613)	$—	$(3,993)

Intercompany eliminations					890

Equity in net loss of unconsolidated real estate entities					$(3,103)

Following is summarized financial information by real estate entity for the unconsolidated real estate entities for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30, 2010
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues	$2,738	$154,024	$81,351	$—	$238,113

Expenses:
Operating and other	1,123	82,520	39,598	—	123,241
Interest	869	41,342	37,726	—	79,937
Depreciation and amortization	703	47,849	37,217	—	85,769

Total expenses	2,695	171,711	114,541	—	288,947

Income (loss) from continuing operations	43	(17,687)	(33,190)	—	(50,834)
Gain on early extinguishment of debt	—	5,176	—	—	5,176
Equity in net (loss) income of unconsolidated real estate entities	—	(6,929)	—	6,929	—

Net income (loss)	$43	$(19,440)	$(33,190)	$6,929	$(45,658)

Thomas Properties’ share of net income (loss)	$22	$(1,717)	$(2,075)	$—	$(3,770)

Intercompany eliminations					2,832

Equity in net loss of unconsolidated real estate entities					$(938)

	Nine months ended September 30, 2009
	2121 Market Street	TPG/CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues	$2,733	$152,512	$88,392	$—	$243,637

Expenses:
Operating and other	1,057	82,336	39,100	—	122,493
Interest	867	36,625	40,433	—	77,925
Depreciation and amortization	728	48,627	41,394	—	90,749
Impairment loss	—	8,049	—	—	8,049

Total expenses	2,652	175,637	120,927	—	299,216

Income (loss) from continuing operations	81	(23,125)	(32,535)	—	(55,579)
Gain on early extinguishment of debt	—	—	67,017	—	67,017
Equity in net income (loss) of unconsolidated real estate entities	—	8,958	—	(8,958)	—
Loss from discontinued operations	—	(83)	—	—	(83)

Net income (loss)	$81	$(14,250)	$34,482	$(8,958)	$11,355

Thomas Properties’ share of net income (loss)	$40	$(5,509)	$2,155	$—	$(3,314)

Intercompany eliminations					2,719

Equity in net loss of unconsolidated real estate entities					$(595)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Our share of owner’s equity recorded by unconsolidated real estate entities	$25,308	$21,242
Intercompany eliminations and other adjustments	(8,184)	(6,784)

Investments in unconsolidated real estate entities	$17,124	$14,458

4. Mortgage and Other Secured Loans

A summary of the consolidated properties’ outstanding mortgage and other secured loans as of September 30, 2010 and December 31, 2009 is as follows:

	Interest Rate at September 30, 2010	Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Secured debt		As of September 30, 2010	As of December 31, 2009
One Commerce Square mortgage loan (1)	5.67%	$130,000	$130,000	1/6/2016	1/6/2016
Two Commerce Square mortgage loan (2)	6.30%	107,737	108,104	5/9/2013	5/9/2013
Campus El Segundo mortgage loan (3)	LIBOR + 3.75%	17,000	17,000	7/31/2011	7/31/2014
Four Points Centre construction loan (4)	LIBOR + 3.50%	24,591	26,177	7/31/2012	7/31/2014
Murano construction loan (5)	9.50% or 3 month LIBOR + 3.25%	22,629	36,955	7/31/2011	7/31/2012

Total secured debt		$301,957	$318,236

(1)	The mortgage loan is subject to interest only payments through January 2011, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)	The interest rate as of September 30, 2010 was 4.1% per annum. The loan is scheduled to mature on July 31, 2011 with three one-year extension options, at our election, subject to us complying with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. The lender has the option to require a principal payment of $2.5 million at the time of each extension. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of September 30, 2010.

(4)	The loan has an unfunded commitment of $9.4 million which is available to fund any remaining project costs. The interest rate as of September 30, 2010 was 3.8% per annum. The loan is scheduled to mature on July 31, 2012 with two one-year extension options at our election subject to certain conditions. We have provided a repayment and completion guaranty up to 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings located in Austin, Texas. We have also committed to pay down the principal amount of the loan by $1.3 million in December, 2010. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of September 30, 2010. As of January 31, 2011, if the Four Points office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan.

(5)	On July 26, 2010, the Company extended the Murano condominium construction loan with Corus Construction Venture, LLC, for one year to July 31, 2011, with the right to two six-month extensions. The loan will bear interest at the greater of 9.5% or three month LIBOR plus 3.25%. Subsequent to September 30, 2010, we sold one additional unit, which, upon closing, will reduce the principal balance by approximately $0.4 million.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheet at September 30, 2010, are lockbox, reserve funds and/or security deposits as follows (in thousands):

Property	Amount
One Commerce Square	$4,588
Two Commerce Square	4,324
Murano	94

Restricted cash – consolidated properties	$9,006

As of September 30, 2010, subject to certain extension options exercisable by the Company, principal payments due for the mortgages and other secured loans are as follows (in thousands):

	Amount Due Based on Originally Scheduled Maturity Date	Amount Due at Final Maturity Date at End of Extension Options
2010	$1,425	$1,425
2011	41,600	1,971
2012	25,451	24,789
2013	108,392	108,392
2014	1,884	42,175
Thereafter	123,205	123,205

	$301,957	$301,957

5. Income (Loss) Per Share and Dividends Declared

In calculating basic and diluted earnings per share, the Company includes restricted stock and incentive units granted to employees as we consider these share-based instruments to be participating securities because they have non-forfeitable rights to dividends.

Basic earnings per share is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the respective period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating security represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective years. We only present the earnings per share attributable to the common shareholders.

For the three and nine months ended September 30, 2009, the Company incurred losses and paid dividends. The net losses, after deducting the dividends to participating securities (restricted stock and incentive partnership units), are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. In December 2009, our board of directors suspended its quarterly dividends to common stockholders. Because we incurred losses for the three and nine months ended September 30, 2010 and 2009, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

The following is a summary of the components used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss attributable to common shares	$(1,435)	$(10,912)	$(5,321)	$(13,833)
Dividends to participating securities	—	(11)	—	(33)

Net loss attributable to common shares, net of dividends to participating securities	$(1,435)	$(10,923)	$(5,321)	$(13,866)

Weighted average common shares outstanding—basic and diluted	34,910,415	25,212,319	33,218,238	24,978,388

Loss per share—basic and diluted	$(0.04)	$(0.43)	$(0.16)	$(0.56)

Dividends declared per share	$—	$0.0125	$—	$0.0375

As of September 30, 2010, approximately 569,000 nonvested restricted stock units, 196,000 vested incentive units and 90,000 nonvested incentive units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position. As of September 30, 2009, 610,000 nonvested restricted stock units, 234,000 incentive units and 278,000 nonvested incentive units were excluded from the calculation of diluted earnings per share because they were anti-dilutive due to our net loss position.

6. Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of September 30, 2010 and December 31, 2009, we held a 71.6% and 68.8% interest in the Operating Partnership, respectively.

Issuances of Common Stock

On December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for the nonrecourse senior and junior mezzanine loans on Two Commerce Square, which had a balance of $36.6 million and were scheduled to mature in January 2010.

During the second quarter of 2010, we sold 4.2 million shares of common stock at prices ranging from $3.67 to $5.03 per share in our “at- the-market” equity offering program. These sales resulted in net proceeds to the Company of $15.2 million, to be used for general corporate purposes.

Subsequent to September 30, 2010, we sold 48,500 shares of common stock at prices ranging from $3.77 to $3.80 per share in our “at-the-market” equity offering program. These sales resulted in net proceeds to the Company of approximately $179,000, to be used for general corporate purposes.

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

Incentive Partnership Units

We have issued a total of 1,303,336 incentive units as of September 30, 2010 to certain employees. Incentive units represent a profit interest in the Operating Partnership and generally will be treated as regular limited partnership units in the Operating Partnership and rank pari passu with the limited partnership units as to payment of distributions, including distribution of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into limited partnership units, but only to the extent of the incentive units’ economic capital account balance. As of September 30, 2010, we had 35,394,894 shares of common stock, 13,813,331 Operating Partnership units and 285,556 incentive units outstanding. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc., as amended (the “Incentive Plan”), effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 580,714 remain available for grant as of September 30, 2010. Shares of newly issued common stock will be issued upon exercise of stock options. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2009 Annual Report on Form 10-K, which was filed with the SEC on March 22, 2010, and our proxy statement, which was filed with the SEC on April 28, 2010.

During the first quarter of 2010, we granted 100,000 of restricted stock shares with a total fair market value of approximately $0.3 million. During the first quarter of 2009, we granted 410,000 restricted stock shares with a total fair market value of $0.5 million. Both the 2010 and 2009 grants are subject to vesting.

We recognized non-cash compensation expense and the related income tax benefit for the vesting of stock grants for the three and nine months ended September 30, 2010 and 2009 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Compensation expense	$289	$653	$467	$2,257
Income tax benefit	$69	$143	$182	$451

Noncontrolling Interests

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

The Company periodically evaluates individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The redemption value of the 285,556 outstanding incentive units not owned by the Company at September 30, 2010 was approximately $1,019,000 based on the closing price of the Company’s common stock of $3.57 per share as of September 30, 2010.

A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests’ proportionate share of the Company’s net income (loss).

Equity is allocated between controlling and noncontrolling interests as follows (in thousands) :

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$136,396	$65,949	$202,345
Net loss	(5,321)	(1,911)	(7,232)
Vesting of stock compensation	456	12	468
Proceeds from sale of common stock, net	15,133	—	15,133
Contributions	—	338	338
Other comprehensive income	37	18	55
Book-tax difference related to vesting of restricted stock	(52)	—	(52)

Balance at September 30, 2010	$146,649	$64,406	$211,055

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in the state of Texas. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s limited partnership agreement. As of September 30, 2010, we held a 71.6% capital interest in the Operating Partnership. For the three and nine months ended September 30, 2010, we were allocated a weighted average of 70.9% of the income and losses from the Operating Partnership.

Our effective tax rate for the three and nine months ended September 30, 2010, was (3.4)% and (6.1)%, respectively, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the noncontrolling interests, and the valuation allowance related to the Company’s deferred tax assets for which no benefit could be provided due to the realization not meeting the “more-likely-than-not” threshold.

A net deferred tax asset is included in “other assets” on the Company’s balance sheet. The Company’s existing federal and state net operating loss carryforwards, which existed as of a deemed ownership change in 2007 is subject to the gross annual limitation under Internal Revenue Code Section 382 (“Section 382”), which is $9.9 million per year. The net operating loss carryforwards generated subsequent to the 2007 ownership change are not subject to the Section 382 limitation. As of the year ended December 31, 2009, the Company had net operating loss carryforwards of $31.6 million for federal purposes and $23.9 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2015 through 2029.

FASB ASC 740-10-30-17 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. We have recorded a valuation allowance on the net deferred tax assets in excess of their liability for unrecognized tax benefits discussed below, due to uncertainty of future realization.

FASB ASC 740-10-15, clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense, which for the three and nine months ended September 30, 2010 was $146,000 and $469,000. We have not recorded any penalties with respect to unrecognized tax benefits. For the nine months ended September 30, 2010, the Company has recorded a decrease of $3.9 million to our unrecognized tax benefits. We do not anticipate any significant increases or decreases to the remaining amounts of the existing unrecognized tax benefits within the next twelve months.

8. Fair Value of Financial Instruments

FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. Our estimates of the fair value of financial instruments as of September 30, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments. As of September 30, 2010, the fair value of our consolidated mortgage and other secured loans aggregates $281.1 million, compared to the aggregate carrying value of $301.96 million on our consolidated balance sheet.

9. Subsequent Events

During October 2010, we sold 48,500 shares of common stock at prices ranging from $3.77 to $3.80 per share in our “at-the-market” equity offering program. These sales resulted in net proceeds to the Company of approximately $179,000, to be used for general corporate purposes.

On October 12, 2010, TPG/CalSTRS closed a new non-recourse first mortgage loan for CityWestPlace Buildings III and IV, two buildings located in Houston, Texas. The new mortgage loan in the amount of $95 million was provided by The Northwestern Mutual Life Insurance Company. The loan bears interest at a fixed rate of 5.03% and will mature in March 2020. It replaces a floating rate loan in the amount of $92.4 million, which was scheduled to mature in July 2011.

On October 19, 2010, TPG/CalSTRS restructured the debt and equity capital in our Centerpointe partnership by acquiring the mezzanine A and B notes for approximately $40 million, at a discount to par of approximately $6.6 million or 14%. In addition, the mezzanine C loan was modified to provide us with the right to prepay the loan equal to a 50% discount on the principal plus a participation feature for the lender. The mezzanine C loan was also extended through February 9, 2012 with one additional year of extension available up to February 9, 2013. CalSTRS contributed 95% and TPG contributed 5% of the $40 million, which will be treated as preferred equity.

During the third quarter, TPG and Brandywine Realty Trust (“BDN”) entered into contribution agreements whereby BDN agreed to invest in partnerships with TPG that own Commerce Square, which have been heretofore wholly-owned by TPG. BDN will contribute a total of $25 million of preferred equity to the partnerships, and will become a 25% limited partner. The transaction closed on November 10, 2010, and BDN’s preferred equity of $5 million was contributed at closing with the balance to be contributed by December 31, 2012. The preferred equity will be invested in a value-enhancement program designed to increase rental rates and occupancy at Commerce Square.

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 71.6% as of September 30, 2010 and have control over the major decisions of the Operating Partnership.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and development services operations. Included in our investment advisory, property management, leasing and development services operations are development fees we earn from unaffiliated third parties related to two separate entitlement projects – Universal Village and Wilshire Grand. The following properties are accounted for using the equity method of accounting:

•	2121 Market Street

•	City National Plaza (as of January 2003, the date of acquisition)

•	Reflections I (as of October 2004, the date of acquisition)

•	Reflections II (as of October 2004, the date of acquisition)

•	Four Falls Corporate Center (as of March 2005, the date of acquisition) (1)

•	Oak Hill Plaza (as of March 2005, the date of acquisition) (1)

•	Walnut Hill Plaza (as of March 2005, the date of acquisition) (1)

•	San Felipe Plaza (as of August 2005, the date of acquisition)

•	2500 City West (as of August 2005, the date of acquisition)

•	Brookhollow Central I, II, and III (as of August 2005, the date of acquisition)

•	2500 City West land (as of December 2005, the date of acquisition)

•	CityWestPlace (as of June 2006, the date of acquisition)

•	CityWestPlace land (as of June 2006, the date of acquisition)

•	Centerpointe I & II (as of January 2007, the date of acquisition)

•	Fair Oaks Plaza (as of January 2007, the date of acquisition)

The following investment entity that holds a mortgage loan receivable related to Brookhollow Central is accounted for using the equity method of accounting. The note receivable held by this subsidiary was paid off during the quarter and this entity will be subsequently dissolved:

•	BH Note B Lender, LLC (as of October 2008, the date of formation)

TPG/CalSTRS, LLC also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007:

•	San Jacinto Center

•	Frost Bank Tower

•	One Congress Plaza

•	One American Center

•	300 West 6th Street

•	Research Park Plaza I & II

•	Park Centre

•	Great Hills Plaza

•	Stonebridge Plaza II

•	Westech 360 I-IV

(1)	Properties controlled by a Special Servicer.

Comparison of three months ended September 30, 2010 to three months ended September 30, 2009

Total revenues. Total revenues decreased by $17.8 million, or 41.5%, to $25.1 million for the three months ended September 30, 2010 compared to $42.9 million for the three months ended September 30, 2009. The significant components of revenue are discussed below.

Rental revenues. Rental revenue remained consistent for each of the three month periods ended September 30, 2010 and 2009.

Tenant reimbursements. Tenant reimbursements increased by $0.4 million, or 8.7%, to $5.0 million for the three months ended September 30, 2010 compared to $4.6 million for the three months ended September 30, 2009. The increase was primarily due to higher recoverable operating expenses in 2010 as compared to 2009.

Parking and other revenues. Parking and other revenues increased by $0.3 million or 50.0%, to $0.9 million for the three months ended September 30, 2010 compared to $0.6 million for the three months ended September 30, 2009. The increase was primarily related to lease termination fees recognized at One Commerce Square, which are classified as other revenues.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $1.0 million, or 38.5%, from $2.6 million for the three months ended September 30, 2009 to $1.6 million for the three months ended September 30, 2010. The decrease was primarily due to lower leasing activity in addition to decreased construction management activity.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest. Revenues from these services from unconsolidated real estate entities increased $0.3 million or 8.8%, from $3.4 million for the three months ended September 30, 2009 to $3.7 million for the three months ended September 30, 2010 primarily due to higher management and advisor fees in connection with our decreased ownership interest in City National Plaza. Because we eliminate fee revenue paid to us equal to our ownership share, the amount of eliminated revenue related to City National Plaza has decreased with the corresponding decrease in our ownership share.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. Reimbursements remained consistent for each of the three month periods ended September 30, 2010 and 2009.

Condominium sales. This caption represents revenue recognized for the Murano condominium units and parking spaces which closed during the three months ended September 30, 2010. Sales decreased by $17.7 million, or 77.3%, to $5.2 million for the three months ended September 30, 2010, compared to $22.9 million for the three months ended September 30, 2009 as a result of closing nine units this quarter as compared to 56 units during the corresponding quarter of 2009.

Total expenses. Total expenses decreased by $27.8 million, or 50.3%, to $27.5 million for the three months ended September 30, 2010, compared to $55.3 million for the three months ended September 30, 2009. The significant components of expense are discussed below.

Property operating and maintenance expense. Property operating and maintenance expenses remained consistent for each of the three month periods ended September 30, 2010 and 2009.

Real estate taxes. Real estate taxes decreased by $0.2 million, or 10.5%, to $1.7 million for the three months ended September 30, 2010, compared to $1.9 million for the three months ended September 30, 2009, primarily due to a tax adjustment of $0.3 million occurring in 2009 as a result of an increase in property assessed value in connection with the completion of construction of two office buildings at our Four Points development site.

Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $0.2 million, or 7.1%, to $3.0 million for the three months ended September 30, 2010, compared to $2.8 million for the three months ended September 30, 2009, primarily due to an increase in professional fees partially offset by a decrease in employee compensation.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursable personnel costs remained consistent for each of the three month periods ended September 30, 2010 and 2009.

Cost of condominium sales. The decrease of $17.0 million, or 81.3% to $3.9 million for the three months ended September 30, 2010 compared to $20.9 million for the three months ended September 30, 2009 is due to the settlement of nine units at the Murano as compared to 56 in the corresponding three month period ending September 30, 2009.

Interest expense. Interest expense decreased by $2.0 million, or 29.4%, to $4.8 million for the three month period ended September 30, 2010 from $6.8 million for the three month period ended September 30, 2009. The decrease in interest expense is primarily attributable to the payoff of mezzanine debt at Two Commerce Square in December 2009, which resulted in a decrease of $1.7 million compared to the prior period. Also, interest incurred on our Murano loan decreased by $0.5 million as compared to the prior period due to a reduced principal balance, which is amortized with proceeds from each unit sale.

Depreciation and amortization expense. Depreciation and amortization increased $0.4 million, or 13.3%, to $3.4 million for the three months ended September 30, 2010 compared to $3.0 million for the three months ended September 30, 2009. This increase was primarily attributable to assets associated with our Four Points office buildings, which were placed in service in 2010.

General and administrative. General and administrative expense decreased by $0.5 million, or 12.8%, to $3.4 million for the three months ended September 30, 2010 compared to $3.9 million for the three months ended September 30, 2009. This was primarily due to a reduction in compensation expense of $0.7 million as a result of cost saving measures, partially offset by an increase in professional fees.

Impairment loss. For the three months ended September 30, 2009, we recognized a non-cash impairment charge of $8.6 million related to our Murano condominium project whose units are held for sale. The charge was recorded to reflect the units at their estimated fair value. There was no corresponding impairment charge for the three months ended September 30, 2010.

Equity in net income (loss) of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net income (loss) for the three months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,
	2010	2009
Revenues	$79,826	$79,373

Expenses:
Operating and other	42,027	40,846
Interest	28,222	24,959
Depreciation and amortization	27,956	29,251
Impairment loss	—	8,049

Total expenses	98,205	103,105

Loss from continuing operations	(18,379)	(23,732)
Gain on extinguishment of debt	5,176	—
Loss from discontinued operations	—	(86)

Net loss	$(13,203)	$(23,818)

Thomas Properties’ share of net loss	$(133)	$(3,993)
Intercompany eliminations	671	890

Equity in net income (loss) of unconsolidated real estate entities	$538	$(3,103)

Aggregate revenues for the three months ended September 30, 2010 increased approximately $0.4 million, or 0.5%, to $79.8 million compared to $79.4 million for the three months ended September 30, 2009. The increase is primarily due to increased tenant reimbursement revenue. Aggregate operating and other expenses for unconsolidated real estate entities for the three months ended September 30, 2010 increased approximately $1.2 million, or 2.9%, to $42.0 million compared to $40.8 million for the three months ended September 30, 2009 primarily due to increased utility expenses and lower real estate taxes included in the three months ended September 30, 2009. Interest expense increased approximately $3.2 million, or 12.8%, to $28.2 million for the three months ended September 30, 2010 compared to $25.0 million for the three months ended September 30, 2009. The increase was primarily the result of interest accrued at the default rate for Four Falls, Oak Hill and Walnut Hill whose loans are in a maturity default, as well as the refinance of City National Plaza during the three months ended September 30, 2010. Depreciation and amortization expense decreased approximately $1.3 million, or 4.4%, to $28.0 million for the three months ended September 30, 2010 compared to $29.3 million for the three months ended September 30, 2009. The decrease was primarily due to the early write-offs of lease-related assets in 2009 due to tenant defaults and early lease terminations coupled with reduced capital spending in 2010. For the three months ended September 30, 2009, we recognized an $8.0 million impairment loss related to our Four Falls and Walnut Hill properties. There was no corresponding impairment loss in 2010. Gain on extinguishment of debt increased $5.2 million during the three months ended September 30, 2010 compared to no gain during the three months ended September 30, 2009. The increase was due to the refinancing of the debt at City National Plaza, 2500 City West and San Felipe Plaza.

Provision for income taxes. Provision for income taxes decreased by $0.1 million to a provision of $0.1 million for the three months ended September 30, 2010 compared to a provision of $0.2 million for the three months ended September 30, 2009. The decrease was primarily due to the Company reconciling the provision upon completion and filing of the 2009 tax returns.

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009

Total revenues. Total revenues decreased by $10.9 million, or 12.6%, to $75.4 million for the nine months ended September 30, 2010 compared to $86.3 million for the nine months ended September 30, 2009. The significant components of revenue are discussed below.

Rental revenues. Rental revenue decreased by $0.7 million, or 3.1%, to $21.8 million for the nine month period ended September 30, 2010 compared to $22.5 million for the nine month period ended September 30, 2009. The decrease was primarily related to a scheduled lease expiration in June of 2009 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by revenues from former subtenants or new tenants that are now direct tenants.

Tenant reimbursements. Tenant reimbursements decreased by $0.7 million, or 4.3%, to $15.5 million for the nine months ended September 30, 2010 compared to $16.2 million for the nine months ended September 30, 2009. The decrease was primarily related to a scheduled lease expiration in June 2009 of a significant tenant at Two Commerce Square representing approximately 375,000 rentable square feet, offset by a decrease in refunds to tenants in 2010 as compared to 2009 related to their share of operating expenses and by revenues from former subtenants or new tenants that are now direct tenants.

Parking and other revenues. Parking and other revenues increased by $0.5 million, or 22.7%, to $2.7 million for the nine months ended September 30, 2010 from $2.2 million for the nine months ended September 30, 2009. The increase was primarily related to lease termination fees recognized at One Commerce Square, which are classified as other revenues.

Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $1.6 million, or 22.2%, from $7.2 million for the nine months ended September 30, 2009, to $5.6 million for the nine months ended September 30, 2010 primarily due to less leasing activity resulting in lower commissions of $1.5 million relative to the prior period, partially offset by an increase in development fees related to our Wilshire Grand project with Korean Airlines, which we began earning in April of 2009.

Investment advisory, management, leasing and development services revenues – unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest. Revenues from these services remained consistent for each of the nine month periods ended September 30, 2010 and 2009.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. Reimbursements revenue was consistent for each of the nine month periods ended September 30, 2010 and 2009.

Condominium sales. The decrease of $8.3 million, or 36.2%, to $14.6 million for the nine months ended September 30, 2010 compared to $22.9 million for the nine months ended September 30, 2009 is due to the settlement of 28 units as compared to 60 units for the corresponding period in 2009.

Total expenses. Total expenses decreased by $26.9 million, or 24.8%, to $81.4 million for the nine months ended September 30, 2010 compared to $108.3 million for the nine months ended September 30, 2009. The significant components of expense are discussed below.

Property operating and maintenance expense. Property operating and maintenance expenses increased by $0.3 million, or 1.6% to $18.7 million for the nine months ended September 30, 2010 compared to $18.4 million for the nine months ended September 30, 2009. The increase was primarily attributable to an increase in contract cleaning expenses.

Real estate taxes. Expenses for taxes decreased by $0.2 million, or 3.7%, to $5.2 million for the nine months ended September 30, 2010, compared to $5.4 million for the nine months ended September 30, 2009, primarily due to 2009 special taxes associated with the Murano recorded in 2009 with no comparable expense recorded in 2010.

Investment advisory, management, leasing and development services expenses. Expenses for these services decreased by $0.6 million, or 7.0%, to $8.0 million for the nine months ended September 30, 2010, compared to $8.6 million for the nine months ended September 30, 2009, primarily due to employee compensation reductions related to cost saving measures.

Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursable expenses remained consistent for each of the nine month periods ended September 30, 2010 and 2009.

Cost of condominium sales. The decrease of $10.2 million or 48.8%, to $10.7 million for the nine months ended September 30, 2010 compared to $20.9 million for the nine months ended September 30, 2009 is due to the settlement of 28 units at the Murano as compared to 60 units in the corresponding period in 2009.

Interest expense. Interest expense decreased by $6.0 million, or 29.4%, to $14.4 million for the nine month period ended September 30, 2010 from $20.4 million for the nine month period ended September 30, 2009. The decrease in interest expense is primarily attributable to the payoff of mezzanine debt at Two Commerce Square in December 2009, which resulted in a decrease of $5.1 million compared to the prior period. Also, interest incurred on our Murano loan decreased by $1.6 million as compared to the prior period due to a reduced principal balance, which is amortized with proceeds from each unit sale.

Depreciation and amortization expense. Depreciation and amortization increased $1.0 million, or 10.6%, to $10.4 million for the nine months ended September 30, 2010 compared to $9.4 million for the nine months ended September 30, 2009. This increase was primarily attributable to assets associated with our Four Points office buildings, which were placed in service in 2010.

General and administrative. General and administrative expense decreased by $2.4 million, or 19.5%, to $9.9 million for the nine months ended September 30, 2010 compared to $12.3 million for the nine months ended September 30, 2009. This was primarily due to a reduction in compensation expense as a result of cost saving measures.

Impairment loss. For the nine months ended September 30, 2009, we recognized a non-cash impairment charge of $8.6 million related to our Murano condominium project whose units are held for sale. The charge was recorded to reflect the units at their estimated fair value. There was no corresponding impairment charge for the nine months ended September 30, 2010.

Interest Income. Interest income decreased by $0.2 million, or 66.7%, to $0.1 million, for the nine months ended September 30, 2010 compared to $0.3 million for the nine months ended September 30, 2009. The decrease was primarily attributable to lower average cash balances combined with a decrease in interest rates earned.

Equity in net (loss) income of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net (loss) income for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,
	2010	2009
Revenues	$238,113	$243,637
Expenses:
Operating and other	123,241	122,493
Interest	79,937	77,925
Depreciation and amortization	85,769	90,749
Impairment loss	—	8,049

Total expenses	288,947	299,216

Loss from continuing operations	(50,834)	(55,579)
Gain on early extinguishment of debt	5,176	67,017
Loss from discontinued operations	—	(83)

Net (loss) income	$(45,658)	$11,355

Thomas Properties’ share of net (loss) income	$(3,770)	$(3,314)
Intercompany eliminations	2,832	2,719

Equity in net loss of unconsolidated real estate entities	$(938)	$(595)

Aggregate revenues for the nine months ended September 30, 2010 decreased approximately $5.5 million or 2.3% to $238.1 million compared to $243.6 million for the nine months ended September 30, 2009. The decrease is primarily due to lower occupancy at our Austin Portfolio Joint Venture downtown properties. Aggregate operating and other expenses for unconsolidated real estate entities for the nine months ended September 30, 2010 increased approximately $0.7 million or 0.6% to $123.2 million compared to $122.5 million for the nine months ended September 30, 2009 primarily due to an increase in insurance expense. Interest expense increased approximately $2.0 million or 2.6% to $79.9 million for the nine months ended September 30, 2010 compared to $77.9 million for the nine months ended September 30, 2009. The increase was primarily due to the interest accrued at the default rate for Four Falls, Oak Hill and Walnut Hill whose loans are in a maturity default, as well as the refinance of City National Plaza, partially offset by the write-off of deferred financing costs associated with the Austin Portfolio Joint Venture debt restructure in March 2009. Depreciation and amortization expense decreased approximately $4.9 million or 5.4%, to $85.8 million for the nine months ended September 30, 2010 compared to $90.7 million for the nine months ended September 30, 2009. The decrease was primarily due to the early write-offs of lease-related assets during 2009 due to tenant defaults and early lease terminations, coupled with reduced capital spending in 2010. For the nine months ended September 30, 2009, we recognized an $8.0 million impairment loss related to our Four Falls and Walnut Hill properties. There was no corresponding impairment in 2010. A gain of $67.0 million on early extinguishment of debt recorded for the nine months ended September 30, 2009 was related to our Austin Portfolio Joint Venture debt restructure and recapitalization. We recorded similar gains in connection with the refinancing of the debt for City National Plaza, 2500 City West and San Felipe Plaza during the nine months ended September 30, 2010.

Gain on early extinguishment of debt. In October 2005, we purchased the entire interest of our unaffiliated partner in the venture which owns our Campus El Segundo development project, of which $3.9 million was financed with an unsecured loan from the former partner. Principal and accrued interest on this loan had a scheduled maturity of October 12, 2009. The final installment of principal and interest was paid early on April 3, 2009, and therefore, we recognized a gain on early extinguishment of debt of $0.5 million related to this loan in the nine months ended September 30, 2009. There was no corresponding gain recognized in the nine months ended September 30, 2010.

Provision for income taxes. Provision for income taxes of $0.4 million for the nine months ended September 30, 2010 is consistent with the provision for income taxes recorded for the nine months ended September 30, 2009 of $0.5 million.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of September 30, 2010, we have unrestricted cash and cash equivalents of $43.2 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities. Additionally, as noted elsewhere herein, on December 23, 2009, the Company completed the sale of 5.1 million shares through a registered direct offering of common stock at $2.55 per share. The net proceeds after deducting offering expenses were $13.1 million. We used the net proceeds to fund a portion of the discounted payoff of $25.2 million for the nonrecourse senior and junior mezzanine loans on Two Commerce Square, which had a balance of $36.6 million and were scheduled to mature in January 2010. During the second quarter of 2010, we sold 4.2 million shares of common stock at prices ranging from $3.67 to $5.03 per share in our “at-the-market” equity offering program. These sales resulted in net proceeds of $15.2 million, which are being used for general corporate purposes. Subsequent to the third quarter, we sold 48,500 shares of common stock at prices ranging from $3.77 to $3.80 per share in our “at-the-market” equity offering program. These sales resulted in net proceeds to the Company of approximately $179,000, to be used for general corporate purposes.

Assuming the exercise of extension options available to us, there is no debt maturing in our portfolio until 2012. With respect to debt maturing in 2012 and thereafter, we will seek to refinance this debt at maturity or retire it through the issuance of securities, as market conditions permit. There can be no assurances that such debt refinancing will be available at the time of such maturities on acceptable terms, if at all, and our cost of capital could increase as a result of any such debt refinancing. If we are unable to obtain debt refinancing for properties in which we own an interest at maturity, we may lose some or all of our equity interests in such properties. Additionally, existing stockholders could experience substantial dilution in the event we are required to issue additional equity capital.

As indicated in the Contractual Obligations table on page 30, we have $1.43 million of scheduled principal payments on consolidated debt remaining in 2010 and $1.97 million in 2011. We believe that we have sufficient capital to satisfy these payments. Refer to this table and the corresponding notes for further detail. With respect to the debt owed by our unconsolidated real estate entities, the table beginning on page 32 and the notes thereto indicate that there are no remaining maturity dates in 2010 and no additional principal payments due in 2010. Subsequent to September 30, 2010, we refinanced the mortgage loan on our CityWestPlace property Buildings III and IV resulting in no remaining maturity dates in 2011 and no additional principal payments due in 2011.

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

As of September 30, 2010, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $21.0 million (subsequently reduced to $19.0 million); and (2) the Thomas High Performance Green Fund (the “Green Fund”), an investment fund formed by us, CalSTRS and other institutional investors, of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund $3.6 million in 2010 and $1.3 million in 2011 to cover our share of contractual obligations existing at September 30, 2010, for capital improvements, tenant improvements and leasing commissions. Our requirement to fund all or a portion of our commitments to the Green Fund is subject to our identifying properties to acquire at our discretion. Our cash requirements for the Green Fund could be reduced by contributions by us to the fund of assets in which we have an interest. The Green Fund’s investment period is scheduled to expire on December 31, 2010.

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

We have completed construction of the Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia. We have closed sales on 219 units as of September 30, 2010. During the three months ended September 30, 2010, we contracted for the sale of five units and closed on the sale of nine units resulting in a gain on sale of approximately $1.4 million. Murano is classified as condominium units held for sale on our balance sheet.

The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing.

•

Construction of the Murano was financed in part with a construction loan up to $142.5 million. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan has a balance of $22.6 million as of September 30, 2010. Subsequent to September 30, 2010, we sold one additional unit, which, upon closing, will reduce the principal balance by approximately $0.4 million. On July 26, 2010, the Company extended the Murano construction loan with Corus Construction Venture, LLC, for one year to July 31, 2011, with the right to two six-month extensions. The loan will bear interest at the greater of 9.5% or three month LIBOR plus 3.25%. We have no guarantees on this debt other than the payment of interest through the maturity date.

•

The completed core and shell construction of two office buildings at our development site at Four Points Centre was financed in part with a construction loan, which has an outstanding balance as of September 30, 2010 of $24.6 million with additional borrowing capacity of $9.4 million to fund tenant improvements and other project costs. The Four Points Centre construction loan has a maturity date of July 31, 2012 with two one-year extension options subject to certain conditions. We have committed to pay down the principal amount of the loan by $1.3 million in December 2010. The interest rate on the loan is LIBOR plus 3.5% per annum. Additionally, we have guaranteed 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan, which after the $1.3 million principal payment results in a maximum guarantee amount of $10.8 million. We also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. As of January 31, 2011, if the Four Points office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan.

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

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our One Commerce Square and Two Commerce Square properties require capital maintenance and expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. We are contractually committed to incur expenditures of approximately $6.2 million in capital improvements, tenant improvements, and leasing commissions for the One Commerce Square and Two Commerce Square properties, collectively, during 2010 through 2013. Additionally, we expect to expend additional amounts in connection with a value-enhancement program at Commerce Square. The funding for both the $6.2 million of existing commitments and future expenditures under the value-enhancement program are discussed in the paragraph below.

During the third quarter, TPG and Brandywine Realty Trust ("BDN") entered into contribution agreements whereby BDN agreed to invest in partnerships with TPG that own Commerce Square, which have been heretofore wholly-owned by TPG. BDN will contribute a total of $25 million of preferred equity to the partnerships, and will become a 25% limited partner. The transaction closed on November 10, 2010, and BDN’s preferred equity of $5 million was contributed at closing with the balance to be contributed by December 31, 2012. The preferred equity will be invested in a value-enhancement program designed to increase rental rates and occupancy at Commerce Square.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at September 30, 2010 is as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Regularly scheduled principal payments (1)	$1,425	$1,971	$2,160	$1,946	$1,884	$1,996	$11,382
Balloon payments due at maturity (1)(2)	—	39,629	23,291	106,446	—	121,209	290,575
Interest payments – fixed rate debt (3)	3,577	14,290	14,205	10,055	7,135	7,615	56,877
Interest payments – variable rate debt (3)	—	—	—	—	—	—	—
Capital commitments (4)	6,228	4,663	40	235	21	—	11,187
Operating lease (5)	74	310	322	335	122	—	1,163
Obligations associated with uncertain tax positions (6)	—	—	—	—	—	—	—

Total	$11,304	$60,863	$40,018	$119,017	$9,162	$130,820	$371,184

(1)	Included within these regularly scheduled principal payments and balloon payments are amounts due under the Four Points Centre construction loan, which matures on July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. We have committed to pay down the principal amount of the loan by $1.3 million in December, 2010. The loan has an unfunded balance of $9.4 million which is available to fund any remaining project costs. The interest rate on the loan is LIBOR plus 3.50% per annum. The balance of the loan as of September 30, 2010 was $24.6 million.

(2)	The Murano construction loan has a balance of $22.6 million as of September 30, 2010. On July 26, 2010, the Company extended the loan with Corus Construction Venture, LLC, for one year to July 31, 2011, with the right to two six-month extensions. The loan will bear interest at the greater of 9.5% or three month LIBOR plus 3.25%. This loan is nonrecourse to the Company, but the Company guarantees the payment of interest during the term of the loan. We amortize the principal balance of the loan with approximately 93% of the sales proceeds as we close on the sale of condominium units. Subsequent to September 30, 2010, we sold one additional unit, which, upon closing, will reduce the principal balance by approximately $0.4 million.

(3)	As of September 30, 2010, 78.7% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 21.3% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.25% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of September 30, 2010, one-month LIBOR was 0.26%.

(4)	Capital commitments of our company and consolidated subsidiaries include approximately $6.2 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square. We have an unfunded capital commitment of $21.0 million to our TPG/CalSTRS joint venture, of which we estimate we will fund $3.6 million in 2010 for contractual obligations existing as of September 30, 2010. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(5)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza. The table does not reflect available extension options.

(6)	The obligations associated with uncertain tax provisions in the table above should represent amounts associated with uncertain tax positions related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of September 30, 2010, $16.4 million of unrecognized tax benefits have been recorded as liabilities on our consolidated balance sheet, and we are uncertain as to if and when such amounts may be settled. Included within the unrecognized tax benefits is $2.6 million of accrued interest. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements – Indebtedness of Unconsolidated Real Estate Entities

As of September 30, 2010, our company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We account for these investments using the equity method of accounting. The table below summarizes the outstanding debt for these properties as of September 30, 2010 (in thousands). For loans which had maturity dates extended subsequent to September 30, 2010, the new maturity date is not reflected in the Maturity Date column, but is described in the notes thereto. None of these loans are recourse to us other than as noted in footnote 7 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at September 30, 2010	Principal Amount	Maturity Date		Maturity Date at End of Extension Options
City National Plaza (1)
Mortgage loan	5.90%	$350,000	7/1/2020		7/1/2020
Note payable to former partner	5.75%	19,758	7/1/2012		7/1/2012
CityWestPlace
Fixed	6.16%	121,000	7/6/2016		7/6/2016
Floating (2) (3)	LIBOR + 1.25%	92,400	7/1/2011		7/1/2011
San Felipe Plaza
Mortgage loan (4)	4.78%	110,000	12/1/2018		12/1/2018
2500 City West
Mortgage loan(5)	5.53%	65,000	12/5/2019		12/5/2019
Brookhollow Central I, II and III
Mortgage loan (2) (6)	LIBOR +2.63%	37,000	7/21/2013		7/21/2015
2121 Market Street mortgage loan (7)	6.05%	18,253	8/1/2033		8/1/2033
Reflections I mortgage loan	5.23%	21,490	4/1/2015		4/1/2015
Reflections II mortgage loan	5.22%	8,953	4/1/2015		4/1/2015
Centerpointe I & II (8)
Senior mortgage loan (2)	LIBOR + 0.60%	55,000	2/9/2011		2/9/2012
Mezzanine loan-Note A (2)	LIBOR + 1.51%	25,000	2/9/2011	(8)	—
Mezzanine loan-Note B (2)	LIBOR + 2.49%	21,618	2/9/2011	(8)	—
Mezzanine loan-Note C (2)	LIBOR + 3.26%	22,162	2/9/2011	(8)	2/9/2012	(8)
Fair Oaks Plaza	5.52%	44,300	2/9/2017		2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A	6.05%	43,000	6/11/2017		6/11/2017
Mortgage loan-Note B	6.05%	58,000	6/11/2017		6/11/2017
Frost Bank Tower
Mortgage loan-Note A	6.06%	61,300	6/11/2017		6/11/2017
Mortgage loan-Note B	6.06%	88,700	6/11/2017		6/11/2017
One Congress Plaza
Mortgage loan-Note A	6.08%	57,000	6/11/2017		6/11/2017
Mortgage loan-Note B	6.08%	71,000	6/11/2017		6/11/2017
One American Center
Mortgage loan-Note A	6.03%	50,900	6/11/2017		6/11/2017
Mortgage loan-Note B	6.03%	69,100	6/11/2017		6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017		6/11/2017
Research Park Plaza I & II
Senior mortgage loan (2)(9)	LIBOR + 0.55%	23,560	6/9/2011		6/9/2012
Mezzanine loan (2)(9)	LIBOR + 2.01%	27,940	6/9/2011		6/9/2012
Stonebridge Plaza II
Senior mortgage loan (2)(9)	LIBOR + 0.63%	19,800	6/9/2011		6/9/2012
Mezzanine loan (2)(9)	LIBOR + 1.76%	17,700	6/9/2011		6/9/2012
Austin Portfolio Bank Term Loan (9)(10)	LIBOR + 3.25%	118,808	6/1/2013		6/1/2014
Austin Senior Secured Priority Facility (11)	10% - 20%	37,644	6/1/2012		6/1/2012

Total outstanding debt of unconsolidated properties, excluding loans controlled by a special servicer		$1,883,386

Loans on Properties Controlled by a Special Servicer (12):
Four Falls Corporate Center
Mortgage loan-Note A	5.31%	$42,200	3/6/2010		3/6/2010
Mortgage loan-Note B (13)(14)	LIBOR + 3.25%	9,867	3/6/2010		3/6/2010
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	5.31%	35,300	3/6/2010		3/6/2010
Mortgage loan-Note B (13)(15)	LIBOR + 3.25%	9,152	3/6/2010		3/6/2010

Total outstanding debt of unconsolidated properties controlled by a special servicer		$96,519

Total outstanding debt of all unconsolidated properties		$1,979,905

The 30 day LIBOR rate for the loans above was 0.26% at September 30, 2010, except for the Austin Bank Term Loan, which is based on the Eurodollar LIBOR rate of 0.61%.

(1)	During the first quarter of 2010, CalSTRS, our partner in City National Plaza, acquired all of the property’s mezzanine debt. On July 6, 2010, CalSTRS contributed this debt to the equity in TPG/CalSTRS, reducing the leverage on CNP by the full $219.1 million balance on the mezzanine loans. Solely with respect to the interest of TPG/CalSTRS in CNP, CalSTRS’ percentage interest increased from 75% to 92.1% and TPG’s percentage interest decreased from 25% to 7.9%. We are in discussions with CalSTRS to obtain an option to participate in up to an additional 17.1% interest in CNP acquired by CalSTRS through TPG/CalSTRS. On July 6, 2010, a subsidiary of TPG/CalSTRS that owns CNP entered into a new non-recourse first mortgage loan in the amount of $350.0 million. The loan bears interest at a fixed rate of 5.9% and is for a term of ten years, to mature on July 1, 2020.

(2)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(3)	On October 12, 2010, a subsidiary of TPG/CalSTRS that owns CityWestPlace Buildings III and IV closed a new non-recourse first mortgage loan in the amount of $95 million. The loan bears interest at a fixed rate of 5.03% and will mature in March 2020. It replaces a floating rate loan in the amount of $92.4 million, which was scheduled to mature in July 2011.

(4)	On July 21, 2010, a subsidiary of TPG/CalSTRS that owns San Felipe Plaza entered into a new mortgage loan in the amount of $110.0 million. The loan bears interest at a fixed rate of 4.8% and is for a term of 8.3 years, to mature in December 2018. This loan replaces the prior $117.7 million mortgage loans, which were retired for $116.0 million pursuant to a discounted payoff agreement.

(5)	On July 21, 2010, a subsidiary of TPG/CalSTRS that owns 2500 City West entered into a new mortgage loan in the amount of $65.0 million. The loan bears interest at a fixed rate of 5.5% and is for a term of 9.3 years, to mature in December 2019. This mortgage loan replaces the prior $84.1 million mortgage loans, which were retired for $81.0 million pursuant to a discounted payoff agreement.

(6)	On July 21, 2010, a subsidiary of TPG/CalSTRS that owns Brookhollow Central entered into a new mortgage loan in the amount of $55.0 million. At closing, $37.0 million of the loan was funded, with an additional $3.0 million to be funded over three years and $15.0 million available for future funding of construction costs related to the redevelopment of Brookhollow Central I. The loan bears interest at LIBOR plus 2.6% and is for a three-year term plus two one-year extensions, subject to certain conditions, to mature upon final extension in July 2015. The new mortgage loan replaces the prior loans of $48.9 million.

(7)	The 2121 Market Street mortgage loan is prepayable without penalty after May 1, 2013, at which date the outstanding principal amount of this loan will be approximately $17.2 million. The interest rate will increase to the greater of 8.1% or the treasury rate plus 2.0% on August 1, 2013. Any amounts over the initial interest rate may be deferred to the extent excess cash is not available to make such payments. Provided there is no deferred interest, the loan balance will be fully amortized on August 1, 2033, the maturity date of the loan. The loan is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

(8)	On October 19, 2010, TPG/CalSTRS restructured the debt and equity capital in our Centerpointe partnership by acquiring the mezzanine A and B notes for approximately $40 million, at a discount to par of approximately $6.6 million or 14%. In addition, the mezzanine C loan was modified to provide us with the right to prepay the loan equal to a 50% discount on the principal plus a participation feature for the lender. The mezzanine C loan was also extended through February 9, 2012 with one additional year of extension available up to February 9, 2013. CalSTRS contributed 95% and TPG contributed 5% of the $40 million, which will be treated as preferred equity.

(9)	These loans have a one-year extension option at our election.

(10)	The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan.

(11)	During 2009, the Austin Portfolio Joint Venture entered into agreements pursuant to which (i) an existing $100 million revolving loan was terminated, (ii) a senior secured priority facility of $60 million was established which a subsidiary of TPG/CalSTRS agreed to fund 25% on a pari passu basis with the partners in the Austin Portfolio Joint Venture, and (iii) the venture purchased and retired $80 million of the Austin Portfolio bank term loan at a discount to face value, reducing that loan from $192.5 million to $112.5 million. The new $60 million Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan, is senior in payment and right to the collateral to the Austin Portfolio Bank Term Loan. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million.

(12)	Subsidiaries of TPG/CalSTRS (the “borrowers”) were unable to repay the loans by the maturity date of March 6, 2010 and therefore, the loans are in default. We are in discussions with the special servicer regarding a cooperative resolution on each of these assets, including either through a restructure of the debt, a sale or other transfer of the properties or the appointment of a receiver. Pending a resolution of these loan defaults, we expect that we will continue to manage the properties pursuant to our management agreement with the borrowers. The management and leasing agreements expired on March 1, 2010, and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. Due to the maturity date default, the lender has the authority to terminate us as the property manager. If the borrowers are unable to extend or refinance these loans, the lender could repossess the properties through foreclosure, which would result in a loss of fee revenue for us. The borrowers are accruing interest on these loans at a default rate, which ranges from 10.3% to 10.5% per annum beginning on the maturity date of March 6, 2010.

(13)	These loans are subject to exit fees equal to 1% of the loan amounts; however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. Due to the maturity date default discussed in note 12 above, the borrower is accruing interest at a default rate, which ranges from 10.3% to 10.5% per annum beginning on the maturity date of March 6, 2010.

(14)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Oak Hill Plaza/Walnut Hill Plaza.

(15)	This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Four Falls Corporate Center.

Cash Flows

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009.

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities decreased by $(4.6) million to $(1.7) million for the nine months ended September 30, 2010, compared to $(6.3) million for the nine months ended September 30, 2009. The decrease is primarily due to an increase in the collection of leasing commission receivables of $0.8 million, a $2.2 million increase in other assets, and a $1.2 million decrease in tenant prepaid rent.

Our net cash related to investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash provided by investing activities decreased by $(7.2) million to $7.7 million for the nine months ended September 30, 2010 compared to cash provided of $14.9 million for the nine months ended September 30, 2009. We experienced a decline in expenditures for improvements to real estate in the 2010 period. In 2009, we completed the final wrap-up work on the Murano condominium units. Additionally, we curtailed our construction and development activity during the fourth quarter of 2008, which continued through 2009 and 2010. The decrease in investing cash flows in 2010 was also attributed to a decrease of proceeds related to the sale of fewer Murano condominiums in 2010 as compared to 2009. Finally, we made contributions to our unconsolidated real estate entities in 2010 of $13.6 million primarily in connection with the refinancing of loans for City National Plaza and three Houston projects.

Our net cash related to financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and non-controlling interests. Cash provided by financing activities for the nine months ended September 30, 2010 increased by $28.2 million to $1.2 million compared to a use of cash of $(27.0) million for the nine months ended September 30, 2009. The increase was primarily due to the receipt of $15.1 million of net proceeds from the sale of shares of common stock in our “at-the-market” equity offering program as well as a $2.4 million increase in restricted cash in lender controlled lockbox accounts. In December 2009, our board of directors suspended our quarterly dividend to operating partnership unitholders and stockholders, which increased our cash flow by $3.4 million when comparing the nine months ended September 30, 2010 to the comparable period of 2009. These increases in cash flow were offset by $17.3 million in loan paydowns on our Four Points Centre and Murano loan in 2010, and a $6.8 million decrease in loan draws as we were drawing on our Murano and Four Points Centre construction loans in the 2009 period. The construction on both projects was completed in 2009.

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

A primary market risk faced by our company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2010, our company had $64.2 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $1.98 billion, of which $0.5 billion bears interest at floating rates. As of September 30, 2010, interest rate caps have been purchased for $0.3 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at September 30, 2010 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2010	$125	$1,300	$1,425
2011	1,971	39,629	41,600
2012	2,160	23,291	25,451
2013	108,392	—	108,392
2014	1,884	—	1,884
Thereafter	123,205	—	123,205

Total	$237,737	$64,220	$301,957

Weighted average interest rate	5.95%	5.89%	5.94%

We utilize sensitivity analyses to assess the potential effect of our variable rate debt. At September 30, 2010, our variable rate long-term debt represents 21.3% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 12.7% of the weighted average variable rate at September 30, 2010, the net impact would be increased interest costs of $0.5 million per year.

As of September 30, 2010, the fair value of our mortgage and other secured loans and unsecured loan aggregate $281.1 million, compared to the aggregate carrying value of $301.96 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the three and nine months ended September 30, 2010, approximately 20.8% and 20.9%, respectively, of our revenue has been derived from fees earned from these relationships.

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

The joint venture agreement with CalSTRS also prohibits any transfer of securities of the Company or limited partnership units in our Operating Partnership that would result in Mr. Thomas, his immediate family and any entities controlled thereby owning less than 30% of our securities entitled to vote for the election of directors; provided, that in connection with the issuance of additional Company shares in one or more public offerings, Mr. Thomas, his immediate family and controlled entities may reduce their collective ownership interest to no less than 10% of the total common shares and Operating Partnership units and no less than 15.0 million shares and Operating Partnership units on a collective basis.

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

As of September 30, 2010, we held interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS’ interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture’s management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS’ ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

In June 2007, a wholly-owned subsidiary of TPG/CalSTRS, entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers, Inc. (“Lehman”) in relation to the Austin Portfolio Joint Venture. As of September 30, 2010, one-third of the Lehman affiliate’s original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.

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

In addition, the Lehman affiliate can require the sale of one Central Business District asset and one suburban asset by the Austin Portfolio Joint Venture at any time after June 1, 2011; further, the Lehman affiliate and its successors and assigns can require the sale of the balance of the Austin Portfolio Joint Venture assets after June 1, 2012, in each case subject to a right of first offer in favor of the other partners in the Austin Portfolio Joint Venture. The limited partners also have the right to remove the general partner under certain circumstances. These rights could adversely affect TPG/CalSTRS and us.

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

As of September 30, 2010, the 20 largest tenants for properties in which we held an ownership interest collectively leased 31.5% of the rentable square feet of space at properties in which we hold an ownership interest, representing 38.0% of the total annualized rent generated by these properties.

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

As of September 30, 2010, $0.5 billion of our unconsolidated debt was at variable interest rates for which we had purchased interest rate caps covering $0.3 billion of the unconsolidated floating rate loans. The interest rate hedging arrangements we enter into to cap our interest rate exposure involve risks, including that our hedging transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.

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

As of September 30, 2010, leases representing 3.4% and 3.2% of the rentable square feet of the office and mixed-use properties in which we held an ownership interest will expire in 2010 and 2011, respectively. Further, an additional 16.1% of the square feet of these properties was available for lease as of September 30, 2010. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent upheaval in the financial markets, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.

Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.

Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. As a result of the recent downturn in the financial markets, we may experience difficulty refinancing some of our existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $301.96 million of consolidated debt and $1.98 billion of unconsolidated debt as of September 30, 2010;

•	our current cash flow from operating activities, which resulted in a use of cash of $1.7 million for the nine months ended September 30, 2010;

•	our current and expected future earnings;

•	the market’s perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.

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

We have removed or abated asbestos-containing building materials from certain tenant and common areas at our City National Plaza and Brookhollow properties. We continue to remove or abate asbestos from various areas of the building structures and as of September 30, 2010, had accrued approximately $0.9 million for estimated future costs of such removal or abatement at these properties.

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

We and our Operating Partnership agreed at the time of our public offering to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 14.7% of annualized rent for properties in which we held an ownership interest as of September 30, 2010. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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

In addition to the common stock owned by Mr. Thomas as of September 30, 2010, he owned or controlled a significant interest in our Operating Partnership consisting of 13,813,331 units, or a 28.0% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 3.7% equity interest in the Operating Partnership.

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

We depend on the efforts of key personnel, particularly Mr. Thomas, our Chairman, Chief Executive Officer, and President. Among the reasons that Mr. Thomas is important to our success is that he has an industry reputation developed over more than 30 years in the real estate industry that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lost his services, our relationships with these parties could diminish. Mr. Thomas is 74 and, although he has informed us that he does not currently plan to retire, we cannot be certain how long he will continue working on a full-time basis.

Many of our other senior executives also have significant real estate industry experience. Randall L. Scott, our Executive Vice President and Director, has extensive development and management experience on several large-scale projects, including the development, construction and management of One Commerce Square and Two Commerce Square. Mr. Sischo and Mr. Scott are jointly responsible for oversight of our relationship with CalSTRS. Mr. Sischo, in addition to being our co-Chief Operating Officer, is responsible for our investment efforts, including acquisition, financing and capital markets relationships. Thomas S. Ricci, our Executive Vice President, has been extensively involved in the development of large, mixed-use and commercial projects. Diana M. Laing, our Chief Financial Officer and Secretary, has served as chief financial officer of two publicly-traded real estate investment trusts. Paul S. Rutter, our co-Chief Operating Officer & General Counsel, has extensive experience, both as a real estate lawyer and as an executive in commercial real estate, including acquisitions, financing, joint ventures and leasing of office and mixed use projects. Todd L. Merkle, our Chief Investment Officer, has significant experience in real estate investment banking as well as property acquisitions, dispositions and financing. While we believe that we could find acceptable replacements for these executives, the loss of any of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel. A departure of either Mr. Thomas or Mr. Sischo could also have adverse effects on our joint venture relationship with CalSTRS, including, pursuant to a right granted to CalSTRS in our joint venture agreement with CalSTRS, the possible required sale of our joint venture interest to CalSTRS at 97% of fair value, unless within 180 days the Company names a replacement for such departed executive who is reasonably acceptable to CalSTRS.

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

Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 31.1% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of September 30, 2010. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

10.65	One Commerce Square Contribution Agreement*

10.66	Two Commerce Square Contribution Agreement*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing Chief Financial Officer