Form 10-Q
period 2011-03-31
THOMAS PROPERTIES GROUP INC
filed 2011-05-10
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-50854
________________________________________________________________________
Thomas Properties Group, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________

Delaware	20-0852352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
515 South Flower Street, Sixth Floor, Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)
(213) 613-1900
Registrant’s telephone number, including area code

____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common Stock, $.01 par value per share	37,094,995

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)	(audited)
Investments in real estate:
Operating properties, net of accumulated depreciation of $107,635 and $105,271 as of March 31, 2011 and December 31, 2010, respectively	$265,484	$266,859
Land improvements—development properties	96,580	96,585
	362,064	363,444
Condominium units held for sale	49,541	49,827
Improved land held for sale	2,823	2,819
Investments in unconsolidated real estate entities	16,322	17,975
Cash and cash equivalents, unrestricted	39,602	42,363
Restricted cash	8,414	13,069
Rents and other receivables, net	2,014	1,754
Receivables from unconsolidated real estate entities	2,286	2,979
Deferred rents	14,855	14,592
Deferred leasing costs, net	11,772	12,127
Deferred loan costs, net	1,210	1,411
Other assets, net	22,499	17,875
Total assets	$533,402	$540,235
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$254,190	$254,612
Other secured loans	46,197	45,924
Accounts payable and other liabilities, net	25,199	29,020
Prepaid rent and deferred revenue	3,488	2,888
Total liabilities	329,074	332,444
Commitments and Contingencies	—	—
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 37,094,995 and 36,943,394 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	371	369
Limited voting stock, $.01 par value, 20,000,000 shares authorized,12,313,331 shares issued and outstanding as of March 31, 2011 and December 31, 2010	123	123
Additional paid-in capital	208,220	207,953
Retained deficit and dividends, including $13 and $2 of other comprehensive income (loss) as of March 31, 2011 and December 31, 2010, respectively	(64,064)	(60,790)
Total stockholders’ equity	144,650	147,655
Noncontrolling interests:
Unitholders in the Operating Partnership	50,496	51,478
Partners in consolidated real estate entities	9,182	8,658
Total noncontrolling interests	59,678	60,136
Total equity	204,328	207,791
Total liabilities and equity	$533,402	$540,235
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Rental	$7,312	$7,248
Tenant reimbursements	6,329	5,039
Parking and other	802	1,004
Investment advisory, management, leasing and development services	811	1,983
Investment advisory, management, leasing and development services — unconsolidated real estate entities	4,661	3,504
Reimbursement of property personnel costs	1,532	1,412
Condominium sales	480	4,153
Total revenues	21,927	24,343
Expenses:
Property operating and maintenance	6,587	6,252
Real estate and other taxes	1,887	1,761
Investment advisory, management, leasing and development services	3,029	2,359
Reimbursable property personnel costs	1,532	1,412
Cost of condominium sales	334	3,018
Interest	4,664	4,809
Depreciation and amortization	3,393	3,470
General and administrative	3,930	3,675
Total expenses	25,356	26,756
Interest income	13	9
Equity in net loss of unconsolidated real estate entities	(694)	(840)
Loss before provision for income taxes and noncontrolling interests	(4,110)	(3,244)
Provision for income taxes	(96)	(159)
Net loss	(4,206)	(3,403)
Noncontrolling interests’ share of net loss:
Unitholders in the Operating Partnership	1,076	1,026
Partners in consolidated real estate entities	(155)	(44)
	921	982
TPGI share of net loss	$(3,285)	$(2,421)
Loss per share-basic	$(0.09)	$(0.08)
Loss per share-diluted	$(0.09)	$(0.08)
Weighted average common shares outstanding—basic	36,534,505	30,436,364
Weighted average common shares outstanding—diluted	36,534,505	30,436,364
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,206)	$(3,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of condominiums	(146)	(1,135)
Equity in net loss of unconsolidated real estate entities	694	840
Deferred rents	(63)	(540)
Deferred income taxes	50	109
Depreciation and amortization expense	3,393	3,470
Allowance for doubtful accounts	119	64
Amortization of loan costs	202	255
Amortization of above and below market leases, net	2	1
Non-cash amortization of share-based compensation	361	508
Distributions from operations of unconsolidated real estate entities	—	800
Changes in operating assets and liabilities:
Rents and other receivables	(383)	(86)
Receivables from unconsolidated real estate entities	692	(249)
Deferred leasing and loan costs	(202)	(721)
Other assets	(4,818)	(3,341)
Deferred interest payable	231	245
Accounts payable and other liabilities	(3,900)	(1,081)
Prepaid rent and deferred revenue	605	93
Net cash used in operating activities:	(7,369)	(4,171)
Cash flows from investing activities:
Expenditures for improvements to real estate	(1,503)	(2,259)
Proceeds from sale of condominiums	432	3,917
Return of capital from unconsolidated real estate entities	968	782
Contributions to unconsolidated real estate entities	—	(813)
Net cash (used in) provided by investing activities	(103)	1,627
Cash flows from financing activities:
Noncontrolling interest expense reimbursements	370	—
Principal payments of mortgage and other secured loans	(848)	(6,210)
Costs of prior period equity offering	—	(23)
Proceeds from mortgage and other secured loans	468	242
Change in restricted cash	4,721	4,817
Net cash provided by (used in) financing activities	4,711	(1,174)
Net decrease in cash and cash equivalents	(2,761)	(3,718)
Cash and cash equivalents at beginning of period	42,363	35,935
Cash and cash equivalents at end of period	$39,602	$32,217
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $0 and $110, for the three months ended March 31, 2011 and 2010, respectively	$4,239	$4,284
Supplemental disclosure of non-cash investing and financing activities:
Investments in real estate included in accounts payable and other liabilities	(983)	(878)
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	273	315
Decrease in leasing costs and accumulated amortization for removal of fully amortized leasing costs	139	—
Reclassification of noncontrolling interest for limited partnership units in the Operating Partnership from additional paid in capital	—	(288)
Other comprehensive income	11	11

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Tabular amounts in thousands, except share and per share amounts)

1.     Organization and Description of Business

The terms “Thomas Properties”, “us”, “we”, “our” and "the Company" as used in this report refer to Thomas Properties Group, Inc. ("TPGI") together with our Operating Partnership, Thomas Properties Group, L.P. (the “Operating Company” or "TPG").

We own, manage, lease, acquire and develop real estate, consisting primarily of office properties and related parking garages, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas and Austin, Texas.

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”). Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interest in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, and affiliates of Mr. Thomas hold limited partnership units in the Operating Partnership. As of March 31, 2011, we held a 74.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

 As of March 31, 2011, we were invested in the following real estat

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

e properties:

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

Property table continued on next page.

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

2.     Summary of Significant Accounting Policies
Interim Financial Data
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions are subjective and affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Principles of Consolidation and Combination

The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership.

The real estate entities included in the consolidated financial statements have been consolidated only for the periods that such entities were under control by us, whereby we had the power to direct major decisions, or in which we were considered to be the primary beneficiary of an entity that we determined to be a variable interest entity. The equity method of accounting is utilized to account for investments in real estate entities over which we have significant influence, but not control over major decisions, including the decision to sell or refinance the properties owned by such entities. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The 25% preferred equity interests in One Commerce Square and Two Commerce Square (beginning December 2010), owned by Brandywine Operating Partnership LP ("Brandywine") are reflected under the "Noncontrolling Interests" caption on our consolidated balance sheet. Our interest in these two partnerships is a variable interest, which we consolidate because we are considered to be the primary beneficiary.

We consolidate our Murano residential condominium project. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. After full repayment of the Murano construction loan, which has a balance of $21.8 million at March 31, 2011, net proceeds from the project will be distributed, to the extent available, as follows:

i.	First, to the Company as repayment of our first priority capital and a return on such capital, which has a balance of $8.6 million as of March 31, 2011;

ii.	Second, to the Company and our partner equally for repayment of second priority capital and a return on such capital. The Company's share of this tranche is $1.3 million as of March 31, 2011;

iii.	Third, the next $3.0 million to be split equally between the Company and our partner;

iv.	Fourth, to the Company for repayment of our original preferred equity contribution and a return on such capital, which has a balance of $31.4 million as of March 31, 2011;

v.	Fifth, the next $3.0 million to be split equally between the Company and our partner; and

vi.	Any residual amounts will be allocated to the Company and our partner 73% and 27%, respectively.

We are the general partner and hold an interest in the Thomas High Performance Green Fund, L.P. ("Green Fund"); the interests not owned by us are reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. As of March 31, 2011, the Green Fund did not own any real estate assets.

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

We are selectively considering certain wholly-owned land assets and certain joint venture assets (both operating properties

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

and land) for disposition in 2011, in an effort to redeploy sales proceeds and expand our wholly-owned asset base through acquisitions of operating properties. If any of these assets under consideration meet the held for sale criteria in a later period, we will report the asset at the lower of carrying amount or estimated fair value, which could result in a write down of the asset or our joint venture investment.

We did not record an impairment for any long-lived assets during the three months ended March 31, 2011.

Development Activities
Project costs associated with the development and construction of a real estate project are capitalized on our balance sheet. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to operating properties; in the case of Murano, the costs capitalized are transferred to condominium units held for sale. Cumulative capitalized interest as of March 31, 2011 and December 31, 2010, is $18.7 million and $18.8 million, respectively. There was no interest capitalized for the three months ended March 31, 2011.

Revenue Recognition - Condominium Sales

We have one high-rise condominium project for which we use the deposit method of accounting to recognize sales revenue and costs. Under the provisions of FASB ASC 360-20, “Property, Plant and Equipment” subsection “Real Estate and Sales”, revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at the point of settlement as compared to the point of sale. Revenue is recognized on the contract price of individual units. Total estimated costs, net of impairment charges, are allocated to individual units which have closed on a relative value basis. Total estimated revenue and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right to keep the deposit. There were no forfeitures in the three months ended March 31, 2011 and 2010.

Earnings (loss) Per Share
The computation of basic income (loss) per share is based on net income (loss) and the weighted average number of shares of our common stock outstanding during the period. The computation of diluted income (loss) per share includes the assumed exercise of outstanding stock options and the effect of the vesting of restricted stock and incentive units that have been granted to employees in connection with stock based compensation, all calculated using the treasury stock method. In accordance with FASB ASC 260-10-45, “Earnings Per Share”, the Company's unvested restricted stock and unvested incentive units are considered to be participating securities and are included in the computation of earnings per share to calculate a two class earnings per share. We only present the earnings per share attributable to the common shareholders. See Note 5 - Income (Loss) Per Share and Dividends Declared.

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

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." This guidance clarifies that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

proforma adjustments that are directly attributable to the business combinations. The adoption of this ASU did not have a material impact on our financial position or results of operations as the Company had no business combinations during the applicable periods.
Subsequent Events
We have evaluated subsequent events through the date of this report, which is concurrent with the date we filed this report with the SEC. We had no subsequent events requiring disclosure.

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

(1) Properties with loans subject to special servicer oversight.

The following investment entity that held a mortgage loan receivable related to Brookhollow Central was accounted for using the equity method of accounting. The note receivable held by this subsidiary was paid off during the quarter ended September 30, 2010, and this entity was dissolved during the year ended December 31, 2010:

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

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of March 31, 2011.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

2121 Market Street	50.00%
TPG/CalSTRS:
Austin Portfolio Joint Venture Properties	6.25%
City National Plaza	7.94%
All properties, excluding Austin Portfolio Joint Venture and City National Plaza (1)	25.00%
(1) With respect to Centerpointe I and II, TPG has a 5% interest in the preferred equity and a 25% interest in the residual equity.

Investments in unconsolidated real estate entities as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
TPG/CalSTRS	$8,418	$9,564
Austin Portfolio Joint Venture	10,135	10,726
Subtotal - TPG/CalSTRS and Austin Portfolio Joint Venture	18,553	20,290
2121 Market Street and Harris Building Associates	(2,231)	(2,315)
	$16,322	$17,975

The following is a summary of the investments in unconsolidated real estate entities for the three months ended March 31, 2011 (in thousands):

Investment balance, December 31, 2010	$17,975
Contributions	—
Other comprehensive income	13
Equity in net loss of unconsolidated real estate entities	(694)
Distributions	(968)
Other	(4)
Investment balance, March 31, 2011	$16,322

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

The total capital commitment to the joint venture was $511.7 million as of March 31, 2011, of which approximately $24.9 million and $13.9 million was unfunded by CalSTRS and us, respectively.
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
During the second quarter of 2009, TPG/CalSTRS redeemed a 15% membership interest held by a noncontrolling owner in the City National Plaza (“CNP”) partnership. The redemption price of $19.8 million was financed with a promissory note issued by the former partner and due in July 2012.
During the first quarter of 2010, CalSTRS, our partner in CNP, acquired all of the property's mezzanine debt. On July 6, 2010, CalSTRS contributed this debt to the equity in TPG/CalSTRS, reducing the leverage on CNP by the full $219.1 million balance on the mezzanine loans. Solely with respect to the interest of TPG/CalSTRS in CNP, CalSTRS' percentage interest

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

increased from 75.0% to 92.1% and TPG's percentage interest decreased from 25.0% to 7.9%. We are in discussions with CalSTRS to obtain an option to participate in up to an additional 17.1% interest in CNP through TPG/CalSTRS. On July 6, 2010, a subsidiary of TPG/CalSTRS that owns CNP entered into a new non-recourse first mortgage loan in the amount of $350.0 million. The loan bears interest at a fixed rate of 5.9% and is for a term of ten years, to mature on July 1, 2020.

On October 19, 2010, TPG/CalSTRS invested $40.0 million as new equity in our Centerpointe partnership, which was used to retire $46.6 million of mezzanine debt, realizing a 14.2% discount from the face amount of the debt which included releasing loan reserves of approximately $11.7 million held by the lenders to TPG/CalSTRS to use for capital needs at the property. This new equity, of which the Company contributed $2.0 million or 5%, is treated as preferred equity with a priority on distributions of available project cash and capital proceeds. Prior to February 9, 2012, we have the right to increase our interest percentage in the preferred equity to 25%, and commensurately reduce CalSTRS' interest percentage in preferred equity to 75%, by contributing to the Centerpointe partnership an amount equal to 20% of the face amount of the retired debt, equal to approximately $9.3 million. After February 9, 2012, the Company may be required, at the election of CalSTRS, to increase its interest in the preferred equity to 25%, and commensurately reduce CalSTRS' interest to 75%, by contributing an amount equal to approximately $9.3 million. The contribution to increase our interest percentage would be distributed to CalSTRS.
In connection with the provisions of ASC 810, TPG/CalSTRS and the Austin Portfolio Joint Venture are deemed to be variable interest entities for which we are not considered to be the primary beneficiary. In connection with the TPG/CalSTRS joint venture, CalSTRS and TPG acting together are considered to have the power to direct the activities of the joint venture that most significantly impact the joint venture economic performance and therefore neither TPG nor CalSTRS is considered to be the primary beneficiary. We determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the TPG/CalSTRS venture agreement requires unanimous approval by the two members.
In connection with the Austin Portfolio Joint Venture, TPG/CalSTRS is not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture is shared among multiple unrelated parties such that no one party has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance. In connection with the Austin Portfolio Joint Venture, we determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture partnership agreement requires either unanimous or majority approval of decisions by the respective partners. We therefore determined the power to direct the activities to be shared amongst the partners so that no one partner has the power to direct the activities that most significantly impact the partnership's economic performance. As of March 31, 2011, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:
(1)    Our equity investment in the various properties controlled by TPG/CalSTRS and the Austin Portfolio Joint Venture as of March 31, 2011, which was $18.6 million, as presented earlier in this note.
(2)    The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of March 31, 2011, we had total receivables of $1.5 million and $0.7 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively.
(3)    The unfunded capital commitment to the TPG/CalSTRS joint venture was $13.9 million as of March 31, 2011. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of March 31, 2011, however, TPG has committed to advance funds to the Austin Portfolio Joint Venture under a senior secured priority credit facility established and funded on a pro rata basis by all of the Austin Portfolio Joint Venture partners, of which our unfunded share is $0.5 million. As of March 31, 2011, approximately $51.5 million of the priority credit facility has been advanced by the partners, of which the Company has advanced $3.2 million. The funds advanced under the priority credit facility have a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.
On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza, and Walnut Hill Plaza matured and became due in full. The borrowers under these loans elected not to make payment on these loans and they are currently in

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

default. These loans are non-recourse to the borrowers and the Company, both of which do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. The borrowers are currently in discussions with the special servicer regarding a cooperative resolution including the likely appointment of a receiver and the judicial transfer of the properties. We do not believe that the loss of our equity interests, if any, in these properties or our fee revenue from these properties will have a material effect on our business or results of operations. For the three months ended March 31, 2011, we recognized property management fees from these properties of $0.4 million.

Following is summarized financial information for the unconsolidated real estate entities as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 (in thousands):

Summarized Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate, net	$2,156,265	$2,169,185
Receivables including deferred rents, net	108,492	103,618
Deferred leasing and loan costs, net	133,176	134,889
Other assets	85,703	95,477
Total assets	$2,483,636	$2,503,169
LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,942,515	$1,925,798
Below market rents, net	45,244	48,337
Accounts payable and other liabilities	83,700	101,127
Total liabilities	2,071,459	2,075,262
Owners’ equity including $65 and $128 of other comprehensive loss as of March 31, 2011 and December 31, 2010, respectively	412,177	427,907
Total liabilities and owners’ equity	$2,483,636	$2,503,169

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations
(unaudited)

	Three months ended March 31,
	2011	2010
Revenues	$79,845	$79,024
Expenses:
Operating and other expenses	39,157	39,887
Interest expense	28,343	25,060
Depreciation and amortization	27,162	29,096
Total expenses	94,662	94,043
Equity in net income of unconsolidated real estate entities	—	29
Net loss	$(14,817)	$(14,990)
Thomas Properties’ share of net loss, prior to intercompany eliminations	$(1,415)	$(1,696)
Intercompany eliminations	721	856
Equity in net loss of unconsolidated real estate entities	$(694)	$(840)

Included in the preceding summarized balance sheets as of March 31, 2011 and December 31, 2010, are the following balance sheets of TPG/CalSTRS, LLC (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Investments in real estate, net	$1,110,919	$1,117,889
Receivables including deferred rents, net	85,990	81,785
Investments in unconsolidated real estate entities	46,673	44,087
Deferred leasing and loan costs, net	80,601	80,029
Other assets	62,438	74,312
Total assets	$1,386,621	$1,398,102
LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$1,044,151	$1,043,692
Other liabilities	61,179	65,254
Total liabilities	1,105,330	1,108,946
Members’ equity:
Thomas Properties, including $12 and $25 of other comprehensive loss as of March 31, 2011 and December 31, 2010, respectively	13,784	14,843
CalSTRS, including $37 and $77 of other comprehensive loss as of March 31, 2011 and December 31, 2010, respectively	267,507	274,313
Total members’ equity	281,291	289,156
Total liabilities and members’ equity	$1,386,621	$1,398,102

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information by real estate entity for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31, 2011
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$1,016	$52,156	$26,835	$(162)	$79,845
Expenses:
Operating and other expenses	351	26,581	12,655	(430)	39,157
Interest expense	291	15,525	12,999	(472)	28,343
Depreciation and amortization	226	15,358	11,578	—	27,162
Total expenses	868	57,464	37,232	(902)	94,662
Income (loss) from continuing operations	148	(5,308)	(10,397)	740	(14,817)
Equity in net loss of unconsolidated real estate entities	—	(1,939)	—	1,939	—
Net income (loss)	$148	$(7,247)	$(10,397)	$2,679	$(14,817)
Thomas Properties’ share of net income (loss)	$74	$(839)	$(650)	$—	$(1,415)
Intercompany eliminations					721
Equity in net loss of unconsolidated real estate entities					$(694)

	Three months ended March 31, 2010
	2121 Market Street and Harris Building Associates	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$907	$50,753	$27,517	$(153)	$79,024
Expenses:
Operating and other expenses	355	26,859	13,080	(407)	39,887
Interest expense	288	12,399	12,606	(233)	25,060
Depreciation and amortization	234	16,017	12,845	—	29,096
Total expenses	877	55,275	38,531	(640)	94,043
Income (loss) from continuing operations	30	(4,522)	(11,014)	487	(15,019)
Equity in net (loss)/income of unconsolidated real estate entities	—	(2,389)	—	2,418	29
Net income (loss)	$30	$(6,911)	$(11,014)	$2,905	$(14,990)
Thomas Properties’ share of net income (loss)	$15	$(1,023)	$(688)	$—	$(1,696)
Intercompany eliminations					856
Equity in net loss of unconsolidated real estate entities					$(840)
_________________________
(1)    Total includes interest income of $17 and $19 for the three months ended March 31, 2011, and 2010, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

4.     Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of March 31, 2011 and December 31, 2010 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan and partially guaranteed the Four Points Centre construction loan, under which our liability is currently limited to a maximum of $11.3 million. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

		Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Secured Debt	Interest Rate at March 31, 2011	As of March 31, 2011	As of December 31, 2010
One Commerce Square mortgage loan (1)	5.67%	$129,703	$130,000	1/6/2016	1/6/2016
Two Commerce Square mortgage loan (2)	6.30%	107,487	107,612	5/9/2013	5/9/2013
Campus El Segundo mortgage loan (3)	LIBOR + 3.75%	17,000	17,000	7/31/2011	7/31/2014
Four Points Centre construction loan (4)	LIBOR + 3.50%	24,387	23,687	7/31/2012	7/31/2014
Murano construction loan (5)	9.50%	21,810	22,237	7/31/2011	7/31/2012
Total secured debt		$300,387	$300,536
_________________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)
The interest rate as of March 31, 2011 was 4.1% per annum. The loan has three one-year extension options, at our election, subject to our compliance with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. The lender has the right to require payment of $2.5 million at the time of each extension. We have notified the lender of our intent to extend the loan to July 31, 2012. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2011.

(4)
The loan has two one-year extension options at our election subject to certain conditions. As of March 31, 2011, $8.3 million is available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The interest rate as of March 31, 2011 was 3.8% per annum. The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield, among other things. The second option to extend is subject to a 75% loan-to-value ratio, executable leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. As of May 31, 2011, if the office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan. We are in discussions with the lender to execute a forbearance agreement related to these requirements. We have provided a repayment and completion guaranty up to 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan, which results in a maximum guarantee of $11.3 million as of March 31, 2011. Upon occurrence of certain events, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events, our maximum liability as guarantor will be reduced to 25% of all sums payable under the loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with during the three months ended March 31, 2011. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to the office buildings.

(5)
This loan is nonrecourse to the Company, but the Company and its development partners jointly and severally guarantee the payment of interest on the loan during the term of the loan. The interest rate is equal to the greater of 9.5% or three month LIBOR plus 3.25%. This loan has two six-month extensions options at our election subject to certain conditions and requires payment of an extension fee equal to 1% of the unpaid principal balance as of July 1, 2011 and January 1, 2012, respectively. The first six-month extension is also subject to a “loan exposure” measurement whereby the outstanding principal balance of the loan divided by saleable square footage of the units yet to settle shall be no greater than $150 per saleable square foot. If the loan exposure measurement is not met, then the borrower must make a payment to achieve the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

$150 per saleable square foot requirement to qualify for the extension. If the rebalancing had been done as of March 31, 2011, based on the number of units yet to settle as of March 31, 2011, the loan balance would need to be reduced from $21.8 million to $15.4 million to meet the loan exposure limitation.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheet at March 31, 2011, are lockbox, reserve funds and/or security deposits as follows (in thousands):

March 31, 2011
One Commerce Square	$3,419
Two Commerce Square	4,814
Murano	181
Restricted cash - consolidated properties	$8,414

As of March 31, 2011, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2011	$40,359	$1,549
2012	26,547	23,970
2013	108,392	108,392
2014	1,884	43,271
2015	1,996	1,996
Thereafter	121,209	121,209
	$300,387	$300,387

5.     Income (Loss) per Share and Dividends Declared

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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three months ended March 31, 2011 and 2010, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

In December 2009, our board of directors suspended our quarterly dividends to common stockholders. There were no dividends declared for the three months ended March 31, 2011.

The following is a summary of the elements used in calculating basic and diluted loss per share for the three months ended March 31, 2011 and 2010 (in thousands except share and per share amounts):

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	Three months ended March 31,
	2011	2010
Net loss attributable to common shares	$(3,285)	$(2,421)
Dividends to participating securities	—	—
Net loss attributable to common shares, net of dividends to participating securities	$(3,285)	$(2,421)
Weighted average common shares outstanding—basic and diluted	36,534,505	30,436,364
Loss per share—basic and diluted	$(0.09)	$(0.08)
Dividends declared per share	$—	$—

The following is a summary of elements that were anti-dilutive due to our net loss position and thereby excluded from the calculation of basic and diluted loss per share for the three months ended March 31, 2011 and 2010:

	2011	2010
Nonvested restricted stock units	448,000	569,000
Vested incentive units	249,000	321,000
Nonvested incentive units	111,000	145,000

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

6.     Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of March 31, 2011 and December 31, 2010, we held a 74.7% interest in the Operating Partnership.

Issuances of Common Stock

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Incentive Partnership Units

We have issued a total of 1,377,714 incentive units as of March 31, 2011 to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 37,094,995 shares of common stock and 12,313,331 Operating Partnership Units outstanding as of March 31, 2011, and 359,934 incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.

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

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 378,483, remain available for grant as of March 31, 2011. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2010 Annual Report on Form 10-K, which was filed with the SEC on March 10, 2011, and our proxy statement, which was filed with the SEC on April 26, 2011.

During the first quarter of 2011, we granted 151,601 restricted shares with a total fair market value of approximately $0.2 million and 74,378 incentive units with a total fair market value of approximately $0.1 million. Fifty percent of the restricted shares and incentive units vest based on stock performance. The other fifty percent are discretionary vesting shares/units based on individual and Company goals, which are currently reserved and will be considered granted upon vesting. During the first quarter of 2010, we granted 100,000 of restricted shares with a total fair market value of approximately $0.3 million. Both the 2011 and 2010 grants are subject to vesting.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

We recognized non-cash compensation expense and the related income tax benefit for the vesting of stock grants for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three months ended March 31,
	2011	2010
Compensation expense	$294	$297
Income tax benefit	$118	$119

For the three months ended March 31, 2011 and 2010, a full valuation allowance was recorded against the income tax benefit.

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

The redemption value of the 359,934 outstanding incentive units not owned by the Company at March 31, 2011 was approximately $1.2 million based on the closing price of the Company’s common stock of $3.35 per share as of March 31, 2011.

A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests' proportionate share of the Company's net income (loss).

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$147,655	$60,136	$207,791
Net loss	(3,285)	(921)	(4,206)
Amortization of stock-based compensation	269	91	360
Other comprehensive income recognized	11	2	13
Reimbursements	—	370	370
Balance, March 31, 2011	$144,650	$59,678	$204,328

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Phantom Shares

During the first quarter of 2011, a Phantom Share Plan was approved by the Compensation Committee of the Board of Directors and adopted by the full Board of Directors, to be effective as of March 1, 2011. The purpose of the Plan is to reward and retain senior executive officers of the Company. This Plan is an incentive award plan that pays cash or, if the stockholders of the Company approve and authorize the issuance of additional shares, common stock. Generally, the recipient must still be employed with the Company to receive the cash or stock. There were 677,933 phantom shares granted under the plan. Each phantom share award vests upon the earlier of (i) ratably, one-third on each anniversary of the grant date, subject to achievement of (x) with respect to 50% of each award, a Company stock appreciation target rate of up to 12% pro-rated, and (y) with respect to 50% of each award, other goals determined by the Compensation Committee, in each case only to the extent that at or after such time the Company's stockholders have approved the issuance of sufficient shares of common stock under the Company's 2004 Equity Incentive Plan, as amended, or any successor thereto, to settle awards under the Plan in common stock, and (ii) the fifth anniversary of the grant date, subject to such grantee's continued employment with the Company and achievement of the Company and other goals.

We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheet. We recognized non-cash compensation expense and the related income tax benefit for the vesting of phantom shares for the three months ended March 31, 2011 and 2010 as follows (in thousands).

	Three months ended March 31,
	2011	2010
Compensation expense	$9	$—
Income tax benefit	$4	$—

For the three months ended March 31, 2011, a full valuation allowance was recorded against the income tax benefit.

7.     Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax, and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in the state of Texas. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s limited partnership agreement. As of March 31, 2011, we held a 74.7% capital interest in the Operating Partnership. For the three months ended March 31, 2011, we were allocated a weighted average of 74.8%, of the income and losses from the Operating Partnership.

Our effective tax rate for the three months ended March 31, 2011 was (2.34)%, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the non-controlling interests and the valuation allowance related to the Company's deferred tax assets for which no benefit could be provided due to their realization not meeting the “more-likely-than-not” threshold.

A net deferred tax asset is included in “other assets” on the Company's balance sheet. The Company's existing federal and state net operating loss carryforwards, which existed as of a deemed ownership change in 2007 is subject to the gross annual limitation under Internal Revenue Code Section 382 (“Section 382”), which is $9.9 million per year. The net operating loss carryforwards generated subsequent to the 2007 ownership change are not subject to the Section 382 limitation. As of December 31, 2010, the Company anticipates having net operating loss carryforwards of $22.7 million for federal purposes and $25.8 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2031.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

FASB ASC 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense, which for the three months ended March 31, 2011 was $50,153. We have not recorded any penalties with respect to unrecognized tax benefits. We do not anticipate any significant increases or decreases to the remaining amounts of the existing unrecognized tax benefits within the next twelve months, other than a reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period will lapse during 2011.

8.     Fair Value of Financial Instruments

FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: (1) using quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity's own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, other assets, accounts payable and other liabilities approximate fair value.  The fair value of our mortgage and other secured loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. As of March 31, 2011, the estimated fair value of our mortgage and other secured loans aggregates $293.2 million compared to the aggregate carrying value of $300.4 million on our consolidated balance sheet.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this report entitled “Risk Factors.”

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

Overview and Background

We are a full-service real estate Operating Company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. We conduct our business through our Operating Partnership, of which we own 74.7% as of March 31, 2011 and have control over the major decisions of the Operating Partnership.

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

Development and redevelopment activities. We believe that our development activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently own interests in four development projects, and TPG/CalSTRS owns one redevelopment property and two development sites. As of March 31, 2011, we had incurred, on a consolidated basis, approximately $96.6 million of costs related to land acquisition, predevelopment and infrastructure that are reflected in Land improvements-development properties on our balance sheet. To the extent that we, or joint ventures we are a partner in, do not proceed with projects as planned, development and/or redevelopment costs would need to be evaluated for impairment.

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
•Walnut Hill Plaza (as of March 2005)
•San Felipe Plaza (as of August 2005)
•2500 City West (as of August 2005)
•Brookhollow Central I, II, and III (as of August 2005)
•CityWestPlace land (as of December 2005)
•CityWestPlace (as of June 2006)
•Centerpointe I & II (as of January 2007)
•Fair Oaks Plaza (as of January 2007)

The following investment entity that held a mortgage loan receivable related to Brookhollow Central was accounted for using the equity method of accounting. The note receivable held by this subsidiary was paid off and this entity was dissolved during the year ended December 31, 2010:

•BH Note B Lender, LLC (as of October 2008, the date of formation)

TPG/CalSTRS, LLC also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007 (“Austin Portfolio Joint Venture Properties”):

•San Jacinto Center
•Frost Bank Tower
•One Congress Plaza
•One American Center
•300 West 6th Street
•Research Park Plaza I & II
•Park Centre
•Great Hills Plaza
•Stonebridge Plaza II
•Westech 360 I-IV
Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010.
Total revenues. Total revenues decreased by $2.4 million, or 9.9%, to $21.9 million for the three months ended March 31, 2011 compared to $24.3 million for the three months ended March 31, 2010. The significant components of revenue are discussed below.
Rental revenues. Rental revenue remained consistent for the three months ending March 31, 2011 as compared to the three months ending March 31, 2010.
Tenant reimbursements. Tenant reimbursements increased by $1.3 million, or 26.0%, to $6.3 million for the three months ended March 31, 2011 compared to $5.0 million for the three months ended March 31, 2010. The increase was primarily attributable the change of a significant lease at Two Commerce Square from a gross lease to a net lease in the fourth quarter of 2010, in addition to higher reimbursable expenses during 2011.
Parking and other revenues. Parking and other revenues decreased by $0.2 million, or 20.0%, to $0.8 million for the three months ended March 31, 2011 compared to $1.0 million for the three months ended March 31, 2010. The decrease was primarily related to lease termination fees recognized at One Commerce Square during 2010.
Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $1.2 million, or 60.0%, to $0.8 million for the three months ended March 31, 2011 compared to $2.0 million for the three months ended March 31, 2010. The decrease was primarily due to the cessation of development fee revenue relating to our NBC Universal ("NBCU") project, which was partially offset by an increase in development fees from our Wilshire Grand project.
Investment advisory, management, leasing and development services revenues - unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest since we have significant influence, but not control, over the entities. Revenues from these services increased by $1.2 million, or 34.3%, to $4.7 million for the three months ended March 31, 2011 compared to $3.5 million for the three months ended March 31, 2010. The increase was primarily attributable to higher leasing commission revenues from City National Plaza, as well as the Austin portfolio.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. Reimbursement revenue increased by $0.1 million, or 7.1%, to $1.5 million for the three months ended March 31, 2011 compared to $1.4 million for the three months ended March 31, 2010, primarily due to an increase in accrued bonus compensation.
Condominium sales. This caption represents the revenue recognized for the Murano condominium units and parking spaces. The decrease of $3.7 million, or 88.1% to $0.5 million for the three months ended March 31, 2011, compared to $4.2 million, for the three months ended March 31, 2010 is due to the settlement of one unit in 2011 as compared to nine units in 2010.
Total expenses. Total expenses decreased by $1.4 million or 5.2%, to $25.4 million for the three months ended March 31, 2011, compared to $26.8 million for the three months ended March 31, 2010. The significant components of expense are discussed below.
Property operating and maintenance expense. Property operating and maintenance expenses increased by $0.3 million, or 4.8%, to $6.6 million for the three months ended March 31, 2011 compared to $6.3 million for the three months ended March 31, 2010. The increase was primarily due to increased costs for janitorial services, engineering services, security services, and tax and audit fees.
Real estate taxes. Real estate taxes increased by $0.1 million, or 5.6%, to $1.9 million for the three months ended March 31, 2011 compared to $1.8 million for the three months ended March 31, 2010 due to an increase in the property tax rates in Philadelphia.
Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $0.6 million, or 25.0%, to $3.0 million for the three months ended March 31, 2011, compared to $2.4 million for the three months ended March 31, 2010, primarily as a result of higher commission and bonus compensation.
Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursable expenses increased by $0.1 million, or 7.1%, to $1.5 million for the three months ended March 31, 2011, compared to $1.4 million for the three months ended March 31, 2010, primarily due to an increase in accrued bonus compensation in 2011.
Cost of condominium sales. The decrease of $2.7 million, or 90.0%, to $0.3 million for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010 is due to the settlement of one unit in 2011, as compared to nine units in 2010.
Interest expense. Interest expense remained consistent for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Depreciation and amortization expense. Depreciation and amortization remained consistent for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

General and administrative. General and administrative expenses increased by $0.2 million, or 5.4%, to $3.9 million for the three months ended March 31, 2011 compared to $3.7 million for the three months ended March 31, 2010. This was primarily due to an increase in accrued bonus compensation.

Equity in net income (loss) of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net income (loss) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Revenue	$79,845	$79,024
Expenses:
Operating and other expenses	39,157	39,887
Interest expense	28,343	25,060
Depreciation and amortization	27,162	29,096
Total expenses	94,662	94,043
Equity in net income of unconsolidated real estate entities	—	29
Net loss	$(14,817)	$(14,990)
Thomas Properties’ share of net loss	$(1,415)	$(1,696)
Intercompany eliminations	721	856
Equity in net loss of unconsolidated real estate entities	$(694)	$(840)

Aggregate revenues for the three months ended March 31, 2011 increased approximately $0.8 million, or 1.0%, to $79.8 million compared to $79.0 million for the three months ended March 31, 2010. The increase is primarily due to higher revenues within our TPG/CalSTRS joint venture on account of increased parking and other revenues from our properties in Houston. Aggregate operating and other expenses for unconsolidated real estate entities decreased by $0.7 million, or 1.8%, to $39.2 million for the three months ended March 31, 2011 compared to $39.9 million for the three months ended March 31, 2010. The decrease was due primarily to lower real estate taxes resulting from changes in the assessed value of our buildings. Interest expense increased by approximately $3.2 million, or 12.7%, to $28.3 million for the three months ended March 31, 2011 as compared to $25.1 million for the three months ended March 31, 2010. The increase was due primarily to increased interest rates associated with the refinancing of our City National Plaza and City West Place properties in the second half of 2010. Depreciation and amortization decreased by approximately $1.9 million, or 6.5%, to $27.2 million for the three months ended March 31, 2011 as compared to $29.1 million for the three months ended March 31, 2010. The decrease was primarily due to a lower overall base of depreciable assets within our Austin portfolio.

Provision for income taxes. Provision for income taxes decreased by $0.1 million to a provision of $0.1 million for the three months ended March 31, 2011, compared to a provision of $0.2 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

Analysis of liquidity and capital resources
As of March 31, 2011, we have unrestricted cash and cash equivalents of $39.6 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.
In an effort to redeploy sales proceeds and expand our wholly-owned asset base through acquisitions of operating properties, we are selectively considering certain wholly-owned land assets and certain joint venture assets (both operating properties and developable land) for disposition in 2011. Although we anticipate that any such sales would generate sufficient proceeds to pay off any debt or other obligations related to these properties, one or more of these asset sales could result in the recognition of a book loss.
Assuming the exercise of extension options available to us, there is no debt maturing in our portfolio until 2012, although there are potential principal payments and loan rebalancing payments due in 2011 on the Four Points Centre and Murano loans discussed further below. With respect to debt maturing in 2012 and thereafter, we will seek to refinance this debt at maturity or retire it through the issuance of securities, as market conditions permit. There can be no assurances that such debt refinancing will be available at the time of such maturities on acceptable terms, if at all, and our cost of capital could increase as a result of any such debt refinancing. If we are unable to obtain debt refinancing for properties in which we own an interest at maturity, we may lose some or all of our equity interests in such properties. Additionally, existing stockholders could experience substantial dilution in the event we are required to issue additional equity capital.
As indicated in the table below under the caption "Contractual Obligations," upon exercise of extension options, we have $1.5 million of scheduled principal payments on consolidated debt remaining in 2011 and $2.2 million in 2012. We believe that we have sufficient capital to satisfy these payments. See "Contractual Obligations" and the corresponding notes to the table thereunder for further detail. With respect to the debt owed by our unconsolidated real estate entities, upon exercise of extension options, there are no remaining maturity dates in 2011 and no additional principal payments due in 2011. See "Off-Balance Sheet Arrangements - Indebtedness of Unconsolidated Real Estate Entities."
As of March 31, 2011, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $13.9 million; and (2) the Thomas High Performance Green Fund (the “Green Fund”) of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund $3.7 million in 2011 to cover our share of contractual obligations existing at March 31, 2011 for capital improvements, tenant improvements and leasing commissions. Our requirement to fund all or a portion of our commitments to the Green Fund is subject to our identifying properties to acquire at our discretion. Our cash requirements for the Green Fund could be reduced by contributions by us of assets in which we have an interest. The Green Fund's original investment period expired in December 2010, which we extended together with an institutional investor to December 2011. CalSTRS is no longer a partner in the Green Fund.
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
We completed construction of the Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia in September 2008. We have closed sales on 221 units as of March 31, 2011. During the three months ended March 31, 2011, we entered into contracts for two units and two parking spaces, had no forfeitures and recognized a gain on sale of approximately $0.1 million. Murano is classified as condominium units held for sale on our balance sheet.
The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing.

•
Construction of the Murano was financed in part with a construction loan, which has a balance of $21.8 million as of March 31, 2011. Repayment of this loan is being made with proceeds from the sales of condominium units. The loan, which is scheduled to mature on July 31, 2011, has two six-month extensions. The loan bears interest at the greater of 9.5% or three month LIBOR plus 3.25%. We have no guarantees on this debt other than the payment of interest through the maturity date. Both six-month extensions require payment of an extension fee equal to 1% of the unpaid principal balance as of July 1, 2011 and January 1, 2012, respectively. The first six-month extension is also subject to a “loan exposure” measurement whereby the outstanding principal balance of the loan divided by saleable square footage of the units yet to settle shall be no greater than $150 per saleable square foot. If the loan exposure measurement is not met, then the borrower must make a payment to achieve the $150 per saleable square foot requirement to qualify for the extension. If the rebalancing had been done as of March 31, 2011, based on the number of units yet to settle as of March 31, 2011, the loan balance would need to be reduced from $21.8 million to $15.4 million to meet the loan exposure limitation.

•
The completed core and shell construction of two office buildings at our development site at Four Points Centre was financed in part with a construction loan, which has an outstanding balance as of March 31, 2011 of $24.4 million with additional borrowing capacity of $8.3 million to fund tenant improvements and other project costs. The Four Points Centre construction loan has a maturity date of July 31, 2012 with two one-year extension options subject to certain conditions. The interest rate on the loan is LIBOR plus 3.5% per annum. Additionally, we have guaranteed 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan, which results in a maximum guarantee amount of $11.3 million. We also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. As of May 31, 2011, if the Four Points Centre office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan.

•
We have a mortgage loan on our Campus El Segundo project in the amount of $17.0 million. Refer to note (3) to the Contractual Obligations table on page 29 for further detail on this loan. Presently, we have not obtained construction financing for this development project.

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
We are also involved in managing the following three entitlement projects:

•
We are entitling approximately 14.4 acres in Los Angeles, California, for office, production facility, residential and retail uses. The project, called Metro Studio@Lankershim, will include up to approximately 1.5 million square feet. Upon completion of entitlements, the project would be located on a long-term ground lease with the Los Angeles County Metropolitan Transportation Authority, which owns the land, depending on the space requirements of NBCU, the prospective tenant for the project.

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

•
Korean Air, a subsidiary of Hanjin Group, has retained us as fee developer for the entitlement, design and redevelopment of the 2.7 acre Wilshire Grand property in downtown Los Angeles. The Wilshire Grand project envisions the development of two buildings, one approximately 65 stories and the other approximately 45 stories, to include approximately 1.5 million square feet of office, 560 hotel rooms, and up to 100 residential condominiums, with supporting retail and restaurant uses, for a total project size of up to approximately 2.5 million gross square feet. On March 29, 2011, we secured final Los Angeles City Council approval of the entitlement package, which allows Korean Air to redevelop the full city block site.

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our One Commerce Square and Two Commerce Square properties require capital maintenance and expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. We are contractually committed to incur expenditures of approximately $3.1 million in capital improvements, tenant improvements, and leasing commissions for Commerce Square collectively, during 2011 through 2013. Additionally, we expect to expend additional amounts in connection with a value-enhancement program at Commerce Square. The funding for both the $3.1 million of existing commitments and future expenditures under the value-enhancement program are discussed in the paragraph below.
During November 2010, subsidiaries of TPG and Brandywine entered into partnership agreements with respect to both One Commerce Square and Two Commerce Square. Brandywine contributed capital of $5 million at closing with the balance to be contributed by December 31, 2012, totaling $25 million of preferred equity in return for a 25% limited partnership interest in each property. The preferred equity will be invested in a value-enhancement program designed to increase rental rates and occupancy at Commerce Square, and to also fund the $3.1 million of existing commitments discussed in the preceding paragraph.
Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at March 31, 2011 is as follows (in thousands). For loans with extension options, the principal payment is reflected in the table below in the year of original maturity until such time as any extension is executed.

	2011	2012	2013	2014	2015	Thereafter	Total
Regularly scheduled principal payments	$1,549	$2,160	$1,946	$1,884	$1,996	$—	$9,535
Balloon payments due at maturity (1)(2)(3)	38,810	24,387	106,446	—	—	121,209	290,852
Interest payments—fixed rate debt (4)	10,755	14,205	10,055	7,135	7,024	591	49,765
Interest payments—variable rate debt (4)	—	—	—	—	—	—	—
Capital commitments (5)	6,589	100	35	31	10	30	6,795
Operating lease (6)	234	322	335	123	—	—	1,014
Obligations associated with uncertain tax positions (7)	—	—	—	—	—	—	—
Total	$57,937	$41,174	$118,817	$9,173	$9,030	$121,830	$357,961
 _________________________
(1)    Included within these balloon payments are amounts due under the Four Points Centre construction loan, which matures on July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. The loan has an unfunded balance of $8.3 million which is available to fund any remaining project costs. The interest rate on the loan is LIBOR plus 3.50% per annum. The balance of the loan as of March 31, 2011 was $24.4 million. As of May 31, 2011, if the Four Points Centre office buildings are not at least 65% leased on terms consistent with the appraisal pro forma, we must pre-fund 18 months of interest into a restricted cash account with the lender; if the buildings are less than 35% leased at that time, we will also have to pay $2.0 million as a principal reduction of the loan. These contingent payments are not included in the table above.

(2)    The Murano construction loan has a balance of $21.8 million as of March 31, 2011. The loan is scheduled to mature on July 31, 2011, with two six-month extension options. The extension fees and potential loan rebalancing payments are not included in the table above. See further discussion of these potential payments in the Development and Redevelopment Projects section presented earlier under Liquidity and Capital Resources. The loan bears interest at the greater of 9.5% or three month LIBOR plus 3.25%. This loan is nonrecourse to the Company, but the Company and its development partners jointly and severally guarantee the payment of interest during the term of the loan. We amortize the principal balance of the loan with approximately 93% of the sales proceeds as we close on the sale of condominium units.
(3)    The Campus El Segundo mortgage loan has a balance of $17.0 million as of March 31, 2011. The loan is scheduled to mature on July 31, 2011 with three one-year extension options, at our election, subject to us complying with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. The interest rate as of March 31, 2011 was 4.1% per annum. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2011.
(4)    As of March 31, 2011, 79.0% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 21.0% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.25% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of March 31, 2011, one-month LIBOR was 0.24%.
(5)    Capital commitments of our Company and consolidated subsidiaries include approximately $3.1 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $2.9 million is expected to be paid in 2011. The full amount will be funded by Brandywine's preferred equity contributions. We have an unfunded capital commitment of $13.9 million to our TPG/CalSTRS joint venture, of which we estimate we will fund $3.7 million in 2011 for contractual obligations existing as of March 31, 2011. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.
(6)    Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.
(7)    The obligations associated with uncertain tax provisions in the table above should represent amounts associated with uncertain tax positions related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of March 31, 2011, $13.4 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, as of March 31, 2011, there is $1.0 million of accrued interest recorded with respect to such unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of March 31, 2011, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50%. We account for these investments using the equity method of accounting.

The table below summarizes the outstanding debt for these properties as of March 31, 2011 (in thousands). None of these loans are recourse to us other than as noted in footnote 4 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at March 31, 2011			Principal Amount	Maturity Date	Maturity Date at End of Extension Options
City National Plaza
Mortgage loan			5.90%	$350,000	7/1/2020	7/1/2020
Note payable to former partner (1)			5.75%	19,758	7/1/2012	1/4/2016
CityWestPlace
Fixed			6.16%	121,000	7/6/2016	7/6/2016
Floating (2)			5.03%	95,000	3/5/2020	3/5/2020
San Felipe Plaza
Mortgage loan			4.78%	110,000	12/1/2018	12/1/2018
2500 City West
Mortgage loan			5.53%	65,000	12/5/2019	12/5/2019
Brookhollow Central I, II and III
Mortgage loan (2) (3)	LIBOR	+	2.63%	37,500	7/21/2013	7/21/2015
2121 Market Street mortgage loan (4)			6.05%	18,078	8/1/2033	8/1/2033
Reflections I mortgage loan			5.23%	21,279	4/1/2015	4/1/2015
Reflections II mortgage loan			5.22%	8,865	4/1/2015	4/1/2015
Centerpointe I & II
Senior mortgage loan (2)	LIBOR	+	0.60%	55,000	2/9/2012	2/9/2012
Mezzanine loan (2) (5)	LIBOR	+	3.26%	22,162	2/9/2012	2/9/2013
Fair Oaks Plaza			5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B			6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A			6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B			6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street			6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II (2) (6)
Senior mortgage loan	LIBOR	+	0.55%	23,560	6/9/2011	6/9/2012
Mezzanine loan	LIBOR	+	2.01%	27,940	6/9/2011	6/9/2012
Stonebridge Plaza II (2) (6)
Senior mortgage loan	LIBOR	+	0.63%	19,800	6/9/2011	6/9/2012
Mezzanine loan	LIBOR	+	1.76%	17,700	6/9/2011	6/9/2012
Austin Portfolio Bank Term Loan (7)	LIBOR	+	3.25%	120,934	6/1/2013	6/1/2014
Austin Senior Secured Priority Facility (8)	10% to 20%			59,135	6/1/2012	6/1/2012
Total outstanding debt of unconsolidated properties, excluding loans subject to special servicer oversight				$1,863,011

Loans on properties subject to special servicer oversight (9):
Four Falls Corporate Center
Mortgage loan-Note A			5.31%	$42,200	3/6/2010	N/A
Mortgage loan-Note B (10)(11)	LIBOR	+	3.25%	9,867	3/6/2010	N/A

	Interest Rate at March 31, 2011			Principal Amount	Maturity Date	Maturity Date at End of Extension Options
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A			5.31%	35,300	3/6/2010	N/A
Mortgage loan-Note B (10)(12)	LIBOR	+	3.25%	9,152	3/6/2010	N/A
Total outstanding debt of unconsolidated properties subject to special servicer oversight				$96,519
Total outstanding debt of all unconsolidated properties				$1,959,530

The 30 day LIBOR rate for the loans above was 0.24% at March 31, 2011, except for the Austin Bank Term Loan (see footnotes 7 and 8).
_________________________
(1)    During the second quarter of 2009, TPG/CalSTRS redeemed a 15% membership interest held by a noncontrolling owner in the CNP partnership. The redemption price of $19.8 million was financed with a promissory note issued by the former partner and due in 2012. The former partner may extend the maturity date to January 4, 2016 with respect to $0.5 million or more of the principal amount of this promissory note.
(2)    The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.
(3)    As of March 31, 2011, $37.5 million of the loan was funded, with an additional $2.5 million to be funded ratably over the next ten quarters and $15.0 million available for future funding of construction costs related to the redevelopment of Brookhollow Central I. The loan has two one-year extensions, subject to certain conditions.
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
(5)    The mezzanine loan provides us with the right to prepay the loan equal to a 50% discount on the principal plus a participation feature for the lender. The loan has a one-year extension option at our election.
(6)    The loan has a one-year extension option at our election. The borrower notified the lender that it elected to exercise the last extension option for both the senior mortgage and mezzanine loans, which extends the maturity date to June 9, 2012.
(7)    This loan has a one-year extension option at our election. The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan.
(8)    We and our partners in the Austin Portfolio have committed to fund $60.0 million of senior priority financing, which is senior to the Austin Portfolio bank loan. $51.5 million of the $60.0 million commitment has been funded as of March 31, 2011, of which our share is $3.2 million, and is accounted for as equity. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. Accrued interest as of March 31, 2011, was $7.6 million.
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
(10)    These loans are subject to exit fees equal to 1% of the loan amounts; however, under certain circumstances the exit fees will be waived. These loans bear interest at the greater of the one month LIBOR or 2.25% per annum, plus the applicable margin. Due to the maturity date default discussed in note 9 above, the borrower is accruing interest at a default rate, which ranges from 10.3% to 10.5% per annum beginning on the maturity date of March 6, 2010.
(11)    This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Oak Hill Plaza/Walnut Hill Plaza.
(12)    This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Four Falls Corporate Center.

Cash Flows
Comparison of three months ended March 31, 2011 to three months ended March 31, 2010
Operating activities - Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Our use of cash in operating activities increased by $3.2 million to $7.4 million for the three months ended March 31, 2011 compared to $4.2 million for the three months ended March 31, 2010. The net loss for the three months ended March 31, 2011 increased by $0.8 million to $4.2 million compared to a net loss of $3.4 million for the comparable period. Accounts payable and other liabilities decreased by $3.9 million for the three months ended March 31, 2011, predominately related to the payout of bonuses, which were accrued at December 31, 2010. Other assets, primarily the payment of 2011 real estate taxes at Commerce Square in the amount of $6.0 million, was also a significant use of cash in the first quarter of 2011.
Investing activities - Our net cash related to investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $1.7 million, to $0.1 million, for the three months ended March 31, 2011, compared to $1.6 million provided by investing activities for the three months ended March 31, 2010. The decrease is the result of a decrease in proceeds from the sale of condominiums at our Murano project of $3.5 million due to a decrease in the number of settlements during 2011. The decrease was partially offset by a decrease in expenditures for improvements to real estate of $0.8 million to $1.5 million for 2011, as compared to $ 2.3 million for 2010, resulting from a decrease in development activity.
Financing activities - Our net cash related to financing activities is generally impacted by our borrowings, and capital activities. Net cash provided by (used in) financing activities increased by $5.9 million to a $4.7 million source of cash for the three months ended March 31, 2011 compared to a $1.2 million use of cash for the three months ended March 31, 2010. The increase was primarily a result of lower principal repayments on the Murano loan due to fewer settlements in 2011, in addition to expense reimbursements from our non-controlling partner in the High Performance Green Fund venture of $0.4 million in 2011 with no corresponding expense reimbursements during 2010. Also, in 2011 we received draws from our Four Points Centre construction loan of $0.5 million to fund tenant improvements and related costs. In 2010, we had similar loan draws for Four Points totaling $0.2 million.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2011, our Company had $63.2 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt, excluding loans on properties subject to special servicer oversight, of $1.9 billion, of which $0.3 billion bears interest at floating rates. As of March 31, 2011, interest rate caps have been purchased for $0.2 billion of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at March 31, 2011 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2011	$1,549	$38,810	$40,359
2012	2,160	24,387	26,547
2013	108,392	—	108,392
2014	1,884	—	1,884
2015	1,996	—	1,996
Thereafter	121,209	—	121,209
Total	$237,190	$63,197	$300,387
Weighted average interest rate	5.95%	5.85%	5.93%

We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At March 31, 2011, our variable rate long-term debt represents 21.0% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 12.8% of the weighted average variable rate at March 31, 2011, the net impact would be increased interest costs of $0.5 million per year.

As of March 31, 2011, the estimated fair value of our mortgage and other secured loans aggregates $293.2 million, compared to the aggregate carrying value of $300.4 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the three months ended March 31, 2011, approximately 24.5% of our revenue has been derived from fees earned from these relationships.
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
Many of our operating properties are or may be owned through a joint venture or partnership with other parties. As a result, in some cases we do not exercise sole decision-making authority regarding such joint venture properties, including with respect to cash distributions or the sale of such properties. Investments in partnerships, joint ventures, funds or other entities may, under certain circumstances, involve risks, including partners who may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions if we do not have full control over the partnership or joint venture. Future disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for certain actions of our partners, such as if a partner became bankrupt and defaulted on its monetary obligations to the venture, if a partner subjects the property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement, or if the partner incurred debts or liabilities on behalf of the partnership or joint venture in excess of the authority granted by the partnership or joint venture agreement. In the joint ventures in which we are a general partner we may be liable for all the liabilities of the partnership, although we attempt to limit such liability to our investment in such partnership by investing through a special purpose subsidiary.

Our joint venture partners have rights under our joint venture agreements that could adversely affect us.
As of March 31, 2011, we held interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS' interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture's management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
In June 2007, a wholly-owned subsidiary of TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman in relation to the Austin Portfolio Joint Venture. As of March 31, 2011, one-third of the Lehman affiliate's original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.
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
As of March 31, 2011, the 20 largest tenants for properties in which we held an ownership interest, collectively leased 33.7% of the rentable square feet of space at properties in which we hold an ownership interest, excluding those properties controlled by a special servicer, representing 39.8% of the total annualized rent generated by these properties.
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
As of March 31, 2011, $324.6 million of our unconsolidated debt, excluding loans on properties subject to special servicer oversight, was at variable interest rates; we have purchased interest rate caps covering $186.2 million of the unconsolidated floating rate loans. The interest rate hedging arrangements we enter into to cap our interest rate exposure involve risks, including that our hedging transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.
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
As of March 31, 2011, leases representing 4.1% and 5.9% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties (at 100%), excluding those properties controlled by a special servicer, will expire in 2011 and 2012, respectively. Further, an additional 14.5% of the square feet of these properties was available for lease as of March 31, 2011. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. As a result of the recent downturn in the financial markets, we may experience difficulty refinancing some of our existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $300.4 million of consolidated debt and $2.0 billion of unconsolidated debt as of March 31, 2011;

•	our lack of current cash flow from operating activities, which was a use of cash of $7.4 million for the three months ended March 31, 2011;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We have removed or abated asbestos-containing building materials from certain tenant and common areas at our City National Plaza and Brookhollow Central properties. We continue to remove or abate asbestos from various areas of the building structures and as of March 31, 2011, had accrued approximately $1.3 million for estimated future costs of such removal or abatement at these properties.
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
We and our Operating Partnership agreed at the time of our public offering to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 15.5% of annualized rent for properties in which we held an ownership interest as of March 31, 2011. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.
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
In addition to the common stock owned by Mr. Thomas as of March 31, 2011, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 24.8% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 3.9% equity interest in the Operating Partnership.
 Members of senior management could make decisions that could have different implications for our Operating Partnership and for us, our stockholders, and our senior executive officers. For example, the tax treatment of a transaction may have differing consequences as to the Operating Partnership unitholders and as to the TPGI stockholders.
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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 31.1% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of March 31, 2011. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.
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

ITEM 6.    EXHIBITS
(a) Exhibits

10.68	Second Amendment to Employment Agreement between the Registrant and Mr. James A. Thomas.
10.69	Second Amendment to Employment Agreement between the Registrant and Mr. Paul S. Rutter.
10.70	Second Amendment to Employment Agreement between the Registrant and Mr. John R. Sischo.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Dated: May 10, 2011

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer