Form 10-Q
period 2011-06-30
THOMAS PROPERTIES GROUP INC
filed 2011-08-08
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Common Stock, $.01 par value per share	37,094,995

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)	(audited)
Investments in real estate:
Land and improvements	$33,207	$33,207
Land and improvements—development properties	96,576	96,585
Buildings and improvements	305,743	304,921
Tenant improvements	34,649	33,952
Total investments in real estate	470,175	468,665
Less accumulated depreciation	(109,910)	(105,221)
Investments in real estate, net	360,265	363,444

Condominium units held for sale	48,022	49,827
Improved land held for sale	2,827	2,819
Investments in unconsolidated real estate entities	9,924	17,975
Cash and cash equivalents, unrestricted	44,110	42,363
Restricted cash	9,220	13,069
Rents and other receivables, net	1,481	1,754
Receivables from unconsolidated real estate entities	2,834	2,979
Deferred rents	14,959	14,592
Deferred leasing and loan costs, net	12,680	13,538
Other assets, net	20,802	17,875
Total assets	$527,124	$540,235
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$296,305	$300,536
Accounts payable and other liabilities, net	26,665	29,020
Prepaid rent and deferred revenue	3,563	2,888
Total liabilities	326,533	332,444
Commitments and Contingencies	—	—
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 37,094,995 and 36,943,394 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	371	369
Limited voting stock, $.01 par value, 20,000,000 shares authorized,12,313,331 shares issued and outstanding as of June 30, 2011 and December 31, 2010	123	123
Additional paid-in capital	208,281	207,953
Retained deficit and dividends, including $9 and $2 of other comprehensive income as of June 30, 2011 and December 31, 2010, respectively	(67,074)	(60,790)
Total stockholders’ equity	141,701	147,655
Noncontrolling interests:
Unitholders in the Operating Partnership	49,543	51,478
Partners in consolidated real estate entities	9,347	8,658
Total noncontrolling interests	58,890	60,136
Total equity	200,591	207,791
Total liabilities and equity	$527,124	$540,235
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Rental	$7,475	$7,240	$14,787	$14,488
Tenant reimbursements	5,056	5,461	11,385	10,500
Parking and other	715	794	1,517	1,798
Investment advisory, management, leasing and development services	1,313	1,966	2,124	3,949
Investment advisory, management, leasing and development services — unconsolidated real estate entities	4,705	3,949	9,366	7,453
Reimbursement of property personnel costs	1,492	1,398	3,024	2,810
Condominium sales	2,558	5,169	3,038	9,322
Total revenues	23,314	25,977	45,241	50,320
Expenses:
Property operating and maintenance	5,586	6,459	12,173	12,711
Real estate and other taxes	1,875	1,715	3,762	3,476
Investment advisory, management, leasing and development services	3,610	2,675	6,639	5,034
Reimbursable property personnel costs	1,492	1,398	3,024	2,810
Cost of condominium sales	1,653	3,779	1,987	6,797
Interest	4,634	4,739	9,298	9,548
Depreciation and amortization	3,348	3,503	6,741	6,973
General and administrative	3,947	2,821	7,877	6,496
Total expenses	26,145	27,089	51,501	53,845
Interest income	7	29	20	38
Equity in net loss of unconsolidated real estate entities	(891)	(636)	(1,585)	(1,476)
Loss before income taxes and noncontrolling interests	(3,715)	(1,719)	(7,825)	(4,963)
Provision for income taxes	(109)	(196)	(205)	(355)
Net loss	(3,824)	(1,915)	(8,030)	(5,318)
Noncontrolling interests’ share of net loss:
Unitholders in the Operating Partnership	982	483	2,058	1,509
Partners in consolidated real estate entities	(164)	(33)	(319)	(77)
	818	450	1,739	1,432
TPGI share of net loss	$(3,006)	$(1,465)	$(6,291)	$(3,886)
Loss per share-basic and diluted	$(0.08)	$(0.04)	$(0.17)	$(0.12)
Weighted average common shares outstanding—basic and diluted	36,647,394	34,202,493	36,591,261	32,324,977
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,030)	$(5,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of condominiums	(1,051)	(2,525)
Equity in net loss of unconsolidated real estate entities	1,585	1,476
Deferred rents	(148)	(792)
Deferred income taxes	93	271
Depreciation and amortization expense	6,741	6,973
Amortization of loan costs	427	483
Non-cash amortization of share-based compensation	476	176
Distributions from operations of unconsolidated real estate entities	4,000	1,201
Changes in operating assets and liabilities:
Rents and other receivables	201	554
Receivables from unconsolidated real estate entities	143	(505)
Deferred leasing and loan costs	(419)	(805)
Other assets	(3,290)	(2,183)
Deferred interest payable	467	491
Accounts payable and other liabilities	(1,961)	(3,055)
Prepaid rent and deferred revenue	764	(440)
Net cash used in operating activities:	(2)	(3,998)
Cash flows from investing activities:
Expenditures for improvements to real estate	(2,973)	(2,581)
Proceeds from sale of condominiums	2,856	8,725
Return of capital from unconsolidated real estate entities	2,906	1,609
Contributions to unconsolidated real estate entities	(437)	(4,813)
Net cash provided by investing activities	2,352	2,940
Cash flows from financing activities:
Proceeds from equity offering, net of expenses	(24)	15,199
Noncontrolling interest expense reimbursements	370	337
Principal payments of mortgage loans	(25,552)	(12,379)
Proceeds from mortgage loans	20,853	249
Payment of loan costs	(329)	—
Change in restricted cash	4,079	5,090
Net cash (used in) provided by financing activities	(603)	8,496
Net increase in cash and cash equivalents	1,747	7,438
Cash and cash equivalents at beginning of period	42,363	35,935
Cash and cash equivalents at end of period	$44,110	$43,373
Supplemental disclosure of cash flow information:
Cash paid for interest, including capitalized interest of $27 and $0, for the six months ended June 30, 2011 and 2010, respectively	$8,648	$9,121
Supplemental disclosure of non-cash investing and financing activities:
Investments in real estate included in accounts payable and other liabilities	(347)	(1,023)
Decrease in investments in real estate and accumulated depreciation for removal of fully depreciated improvements	634	662
Decrease in leasing costs and accumulated amortization for removal of fully amortized leasing costs	264	—
TPG's share of other comprehensive income from unconsolidated entities	7	40
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”). Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interest in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, and affiliates of Mr. Thomas hold limited partnership units in the Operating Partnership. As of June 30, 2011, we held a 74.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

 As of June 30, 2011, we were invested in the following real estate

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land and land held for sale; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California

Property table continued on next page.

Property	Type	Location
Unconsolidated properties:
2121 Market Street	Residential and retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center (1)	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza (1)	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza (1)	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I-III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
TPG-Austin Portfolio Syndication Partners JV, LP (“Austin Portfolio Joint Venture”):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

 _________________________

(1)	Properties with loans subject to special servicer and receiver oversight.

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

The 25% preferred equity interests in One Commerce Square and Two Commerce Square (beginning December 2010), owned by Brandywine Operating Partnership LP ("Brandywine") are reflected under the "Noncontrolling Interests" caption on our consolidated balance sheets. Our interest in these two partnerships is a variable interest, which we consolidate because we are considered to be the primary beneficiary.

We also consolidate our Murano residential condominium project. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. After full repayment of the Murano mortgage loan, which has a balance of $19.6 million at June 30, 2011, net proceeds from the project will be distributed, to the extent available, as follows:

i.	First, to the Company as repayment of our first priority capital and a return on such capital, which has a balance of $10.2 million as of June 30, 2011;

ii.	Second, to the Company and our partner equally for repayment of second priority capital and a return on such capital. The Company's share of this tranche is $1.4 million as of June 30, 2011;

iii.	Third, the next $3.0 million to be split equally between the Company and our partner;

iv.	Fourth, to the Company for repayment of our original preferred equity contribution and a return on such capital, which has a balance of $32.5 million as of June 30, 2011;

v.	Fifth, the next $3.0 million to be split equally between the Company and our partner; and

vi.	Any residual amounts will be allocated to the Company and our partner 73% and 27%, respectively.

We are the general partner and hold an interest in the Thomas High Performance Green Fund, L.P. ("Green Fund"); the interests not owned by us are reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. As of June 30, 2011, the Green Fund did not own any real estate assets.

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

Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. We record the Murano condominium units at the lower of cost or estimated fair value as the condominium units meet the held for sale criteria of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, “Property, Plant, and Equipment.”

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

We are considering the disposition of certain wholly-owned land assets and certain joint venture assets (both operating properties and land) that do not fit the long-term goals of the Company and our TPG/CalSTRS joint venture. As of June 30, 2011, we have begun marketing efforts for the sale of three unconsolidated joint venture properties, 2500 City West, Centerpointe I & II, and Research Park Plaza I and II. Our investment in these properties is reflected in the "Investments in Unconsolidated Real Estate Entities" caption on our consolidated balance sheets.

Assets that meet the held for sale criteria will be reported at the lower of carrying amount or estimated fair value. Only one of the joint venture properties held for sale had an estimated fair value lower than the carrying amount, which resulted in a write down of the asset but not our joint venture investment, as it was determined that the impairment of the joint venture investment recorded in prior periods exceeds TPG's share of the property impairment as of June 30, 2011.

We did not record an impairment for any long-lived assets during the six months ended June 30, 2011.
Land Held for Sale
A land parcel at Campus El Segundo is currently under contract for sale. As of June 30, 2011, the prospective buyer has funded a total of $0.4 million in non-refundable deposits. The transaction is expected to close in the latter half of 2011. The carrying value of land held for sale is disclosed on our consolidated balance sheets as "Improved Land Held for Sale".
Development Activities
Costs associated with the development and construction of a real estate project are capitalized on our consolidated balance sheets. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to operating properties; in the case of Murano, the costs capitalized are transferred to condominium units held for sale. Cumulative capitalized interest as of June 30, 2011 and December 31, 2010, is $18.6 million and $18.8 million, respectively. During the six months ended June 30, 2011, interest of $27,000 was capitalized. There was no interest capitalized for the six months ended June 30, 2010.

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

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right to keep the deposit. There were no forfeitures in the six months ended June 30, 2011 and 2010.

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

Recent Accounting Pronouncements

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Changes to U.S. generally accepted accounting principles (“GAAP”) are established by the FASB in the form of accounting standards updates ("ASU"s) to the FASB's Accounting Standards Codification. We consider the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to have no impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

In June 2011, the FASB issued ASU 2011-05, which is now part of ASC 220: “Presentation of Comprehensive Income". The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." This guidance clarifies that the disclosure of supplementary pro forma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary pro forma information by requiring a description of the nature and amount of material, non-recurring pro forma adjustments that are directly attributable to the business combinations. The adoption of this ASU did not have an impact on our financial position or results of operations as the Company had no business combinations during the applicable periods.

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

(1) Properties with loans subject to special servicer and receiver oversight.

The following investment entity that held a mortgage loan receivable related to Brookhollow Central was accounted for using the equity method of accounting. The note receivable held by this subsidiary was paid off during the quarter ended September 30, 2010, and this entity was dissolved prior to December 31, 2010:

•	BH Note B Lender, LLC (formed in October 2008)
TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007:

•	San Jacinto Center

•	Frost Bank Tower

•	One Congress Plaza

•	One American Center

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

•	300 West 6th Street

•	Research Park Plaza I & II

•	Park Centre

•	Great Hills Plaza

•	Stonebridge Plaza II

•	Westech 360 I-IV

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of June 30, 2011.

2121 Market Street	50.00%
TPG/CalSTRS:
Austin Portfolio Joint Venture Properties	6.25%
City National Plaza	7.94%
All properties, excluding Austin Portfolio Joint Venture and City National Plaza (1)	25.00%
(1) With respect to Centerpointe I and II, TPG has a 5% interest in the preferred equity and a 25% interest in the residual equity.

Investments in unconsolidated real estate entities as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
TPG/CalSTRS	$2,974	$9,564
Austin Portfolio Joint Venture	9,474	10,726
Subtotal - TPG/CalSTRS and Austin Portfolio Joint Venture	12,448	20,290
2121 Market Street	(2,524)	(2,315)
	$9,924	$17,975

The following is a summary of the investments in unconsolidated real estate entities for the six months ended June 30, 2011 (in thousands):

Investment balance, December 31, 2010	$17,975
Contributions	437
Other comprehensive income	9
Equity in net loss of unconsolidated real estate entities	(1,585)
Distributions	(6,906)
Other	(6)
Investment balance, June 30, 2011	$9,924

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

The total capital commitment to the joint venture was $511.7 million as of June 30, 2011, of which approximately $24.9 million and $13.9 million was unfunded by CalSTRS and us, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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
During the second quarter of 2009, TPG/CalSTRS redeemed a 15% membership interest held by a noncontrolling owner in the City National Plaza (“CNP”) partnership. The redemption price of $19.8 million was financed with a promissory note issued by the former partner due in July 2012.
During the first quarter of 2010, CalSTRS, our partner in CNP, acquired all of the property's mezzanine debt. On July 6, 2010, CalSTRS contributed this debt to the equity in TPG/CalSTRS, reducing the leverage on CNP by the full $219.1 million balance on the mezzanine loans. Solely with respect to the interest of TPG/CalSTRS in CNP, CalSTRS' percentage interest increased from 75.0% to 92.1% and TPG's percentage interest decreased from 25.0% to 7.9%. We are in discussions with CalSTRS to obtain an option to participate in up to an additional 17.1% interest in CNP through TPG/CalSTRS. On July 6, 2010, a subsidiary of TPG/CalSTRS that owns CNP entered into a new non-recourse first mortgage loan in the amount of $350.0 million. The loan bears interest at a fixed rate of 5.9% and is for a term of ten years, to mature on July 1, 2020.

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
In connection with the provisions of ASC 810, TPG/CalSTRS and the Austin Portfolio Joint Venture are deemed to be variable interest entities for which we are not considered to be the primary beneficiary. In connection with the TPG/CalSTRS joint venture, CalSTRS and TPG acting together are considered to have the power to direct the activities that most significantly impact the joint venture's economic performance and therefore neither TPG nor CalSTRS is considered to be the primary beneficiary. We determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the TPG/CalSTRS venture agreement requires unanimous approval by the two members.
In connection with the Austin Portfolio Joint Venture, TPG/CalSTRS is not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture is shared among multiple unrelated parties such that no one party has the power to direct the activities that most significantly impact the joint venture's economic performance. In connection with the Austin Portfolio Joint Venture, we determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture partnership agreement requires either unanimous or majority approval of decisions by the respective partners. As of June 30, 2011, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:
(1)    Our equity investment in the various properties controlled by TPG/CalSTRS and the Austin Portfolio Joint Venture as of June 30, 2011, which was $12.4 million, as presented earlier in this note.
(2)    The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of June 30, 2011, we had total receivables of $1.9 million and $0.8 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively.
(3)    Our unfunded capital commitment to the TPG/CalSTRS joint venture was $13.9 million as of June 30, 2011. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of June 30, 2011, however, TPG has committed to advance funds to the Austin Portfolio Joint Venture under a senior

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

secured priority credit facility established and funded on a pro rata basis by all of the Austin Portfolio Joint Venture partners, of which our unfunded share is $0.5 million. As of June 30, 2011, approximately $51.5 million of the priority credit facility has been advanced by the partners, of which the Company has advanced $3.2 million. The funds advanced under the priority credit facility have a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.
On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza, and Walnut Hill Plaza matured and became due in full. The borrowers under these loans elected not to make payment on these loans and they are currently in default. These loans are non-recourse to the borrowers and the Company, both of which do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. On June 23, 2011, the Court of Common Pleas of Montgomery County, Pennsylvania approved an order for the appointment of a receiver. Additionally, the Court approved, and judgment in mortgage foreclosure was entered in favor of the lenders. The final transfer of the properties to the lenders is expected to occur in the third or fourth quarter of 2011. We do not believe that the loss of our equity interests in these properties or our fee revenue from these properties will have a material effect on our business or results of operations. We recognized property management fees from these properties of $0.7 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.
As of June 30, 2011, we have begun marketing efforts for the sale of three joint venture properties; 2500 City West, Centerpointe I & II, and Research Park Plaza I and II. These properties are reflected in "Investments in Real Estate - Held for Sale" on the balance sheets that follow. The sale of these assets is expected to be completed within one year. Assets that meet the held for sale criteria are reported at the lower of carrying amount or estimated fair value. It is not expected that the Research Park Plaza I and II carrying costs would be recovered upon a sale, and therefore an impairment of $5.0 million was recorded at the asset level, but not our joint venture investment, as it was determined that the impairment of the joint venture investment recorded in prior periods exceeds TPG's share of the property impairment as of June 30, 2011.
Following is summarized financial information for the unconsolidated real estate entities as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010 (in thousands):

Summarized Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in real estate, net	$1,925,232	$1,948,348
Investments in real estate - held for sale	249,984	252,194
Receivables including deferred rents, net	96,673	90,398
Deferred leasing and loan costs, net	112,469	116,228
Other assets	54,239	71,490
Assets associated with discontinued operations	12,468	24,203
Total assets	$2,451,065	$2,502,861
LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,751,891	$1,732,135
Below market rents, net	41,409	47,317
Accounts payable and other liabilities	78,417	87,467
Liabilities associated with discontinued operations	202,972	208,342
Total liabilities	2,074,689	2,075,261
Owners’ equity including $82 and $128 of other comprehensive loss as of June 30, 2011 and December 31, 2010, respectively	376,376	427,600
Total liabilities and owners’ equity	$2,451,065	$2,502,861

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$69,801	$71,175	$140,833	$142,622
Expenses:
Operating and other expenses	35,817	36,542	71,092	72,538
Interest expense	27,233	24,230	54,061	47,362
Depreciation and amortization	24,144	25,496	48,281	51,205
Total expenses	87,194	86,268	173,434	171,105
Equity in net income of unconsolidated real estate entities	—	25	—	54
Loss from discontinued operations	(3,408)	(1,343)	(3,013)	(2,973)
Net loss	$(20,801)	$(16,411)	$(35,614)	$(31,402)
Thomas Properties’ share of net loss, prior to intercompany eliminations	$(1,483)	$(1,941)	$(2,898)	$(3,637)
Intercompany eliminations	592	1,305	1,313	2,161
Equity in net loss of unconsolidated real estate entities	$(891)	$(636)	$(1,585)	$(1,476)

Included in the preceding summarized balance sheets as of June 30, 2011 and December 31, 2010, are the following balance sheets of TPG/CalSTRS, LLC (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Investments in real estate, net	$951,360	$966,355
Investments in real estate - held for sale	179,320	175,389
Receivables including deferred rents, net	74,563	71,288
Investments in unconsolidated real estate entities	44,584	44,087
Deferred leasing and loan costs, net	67,209	66,879
Other assets	35,328	50,644
Assets associated with discontinued operations	11,636	23,460
Total assets	$1,364,000	$1,398,102
LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$902,474	$901,530
Other liabilities	52,675	53,302
Liabilities associated with discontinued operations	149,745	154,114
Total liabilities	1,104,894	1,108,946
Members’ equity:
Thomas Properties, including $16 and $25 of other comprehensive loss as of June 30, 2011 and December 31, 2010, respectively	18,814	26,555
CalSTRS, including $48 and $77 of other comprehensive loss as of June 30, 2011 and December 31, 2010, respectively	240,292	262,601
Total members’ equity	259,106	289,156
Total liabilities and members’ equity	$1,364,000	$1,398,102

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information by real estate entity for the three months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$999	$44,942	$24,022	$(162)	$69,801
Expenses:
Operating and other expenses	314	24,188	11,748	(433)	35,817
Interest expense	276	14,352	13,132	(527)	27,233
Depreciation and amortization	243	13,215	10,686	—	24,144
Total expenses	833	51,755	35,566	(960)	87,194
Income (loss) from continuing operations	166	(6,813)	(11,544)	798	(17,393)
Equity in net loss of unconsolidated real estate entities	—	(1,984)	—	1,984	—
Income (loss) from discontinued operations	—	810	(4,218)	—	(3,408)
Net income (loss)	$166	$(7,987)	$(15,762)	$2,782	$(20,801)
Thomas Properties’ share of net income (loss)	$83	$(921)	$(645)	$—	$(1,483)
Intercompany eliminations					592
Equity in net loss of unconsolidated real estate entities					$(891)

	Three months ended June 30, 2010
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$897	$45,333	$25,099	$(154)	$71,175
Expenses:
Operating and other expenses	391	24,086	12,475	(410)	36,542
Interest expense	281	11,756	12,450	(257)	24,230
Depreciation and amortization	243	13,715	11,538	—	25,496
Total expenses	915	49,557	36,463	(667)	86,268
Loss from continuing operations	(18)	(4,224)	(11,364)	513	(15,093)
Equity in net income (loss) of unconsolidated real estate entities	—	(2,464)	—	2,489	25
Loss from discontinued operations	—	(1,317)	(26)	—	(1,343)
Net loss	$(18)	$(8,005)	$(11,390)	$3,002	$(16,411)
Thomas Properties’ share of net income (loss)	$(9)	$(1,219)	$(713)	$—	$(1,941)
Intercompany eliminations					1,305
Equity in net loss of unconsolidated real estate entities					$(636)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	Six months ended June 30, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (2)	$2,015	$90,237	$48,905	$(324)	$140,833
Expenses:
Operating and other expenses	664	47,706	23,585	(863)	71,092
Interest expense	567	28,565	25,928	(999)	54,061
Depreciation and amortization	469	26,432	21,380	—	48,281
Total expenses	1,700	102,703	70,893	(1,862)	173,434
Income (loss) from continuing operations	315	(12,466)	(21,988)	1,538	(32,601)
Equity in net (loss)/income of unconsolidated real estate entities	—	(3,924)	—	3,924	—
Loss from discontinued operations	—	1,157	(4,170)	—	(3,013)
Net income (loss)	$315	$(15,233)	$(26,158)	$5,462	$(35,614)
Thomas Properties’ share of net income (loss)	$157	$(1,760)	$(1,295)	$—	$(2,898)
Intercompany eliminations					1,313
Equity in net loss of unconsolidated real estate entities					$(1,585)

	Six months ended June 30, 2010
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (2)	$1,804	$90,671	$50,454	$(307)	$142,622
Expenses:
Operating and other expenses	746	47,922	24,687	(817)	72,538
Interest expense	569	22,440	24,843	(490)	47,362
Depreciation and amortization	477	27,549	23,179	—	51,205
Total expenses	1,792	97,911	72,709	(1,307)	171,105
Income (loss) from continuing operations	12	(7,240)	(22,255)	1,000	(28,483)
Equity in net (loss)/income of unconsolidated real estate entities	—	(4,853)	—	4,907	54
Loss from discontinued operations	—	(2,823)	(150)	—	(2,973)
Net income (loss)	$12	$(14,916)	$(22,405)	$5,907	$(31,402)
Thomas Properties’ share of net income (loss)	$6	$(2,242)	$(1,401)	$—	$(3,637)
Intercompany eliminations					2,161
Equity in net loss of unconsolidated real estate entities					$(1,476)
_________________________
(1)    Total includes interest income of $13 and $18 for the three months ended June 30, 2011, and 2010, respectively.
(2)    Total includes interest income of $29 and $37 for the six months ended June 30, 2011, and 2010, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

4.     Mortgage Loans

A summary of the outstanding mortgage loans as of June 30, 2011 and December 31, 2010 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan, partially guaranteed the Four Points Centre construction loan, under which our liability is currently limited to a maximum of $10.7 million, and provided a limited guaranty for the Murano mortgage loan. See footnote 5 below for further details. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

		Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Secured Debt	Interest Rate at June 30, 2011	As of June 30, 2011	As of December 31, 2010
One Commerce Square mortgage loan (1)	5.67%	$129,324	$130,000	1/6/2016	1/6/2016
Two Commerce Square mortgage loan (2)	6.30%	107,362	107,612	5/9/2013	5/9/2013
Campus El Segundo mortgage loan (3)	LIBOR + 3.75%	17,000	17,000	7/31/2012	7/31/2014
Four Points Centre construction loan (4)	LIBOR + 3.50%	23,067	23,687	7/31/2012	7/31/2014
Murano mortgage loan (5)	LIBOR + 3.75%	19,552	22,237	12/15/2013	12/15/2013
Total secured debt		$296,305	$300,536
_________________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)
The interest rate as of June 30, 2011 was 3.94% per annum. The loan has remaining two one-year extension options, at our election, subject to our compliance with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at July 31, 2013 and July 31, 2014, respectively. The lender has approved the first extension option, which extended the loan to July 31, 2012. There is a $2.5 million payment due by October 31, 2011 related to the first extension option. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2011.

(4)
The loan has two one-year extension options at our election subject to certain conditions. As of June 30, 2011, $7.6 million is available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The interest rate as of June 30, 2011 was 3.8% per annum. The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield, among other things. The second option to extend is subject to a 75% loan-to-value ratio, executable leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. As required by the lender, we made a $2.0 million principal reduction due to buildings being less than 35% leased during the quarter ended June 30, 2011. We have provided a repayment and completion guaranty up to 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan, which results in a maximum guarantee of $10.7 million as of June 30, 2011. Upon occurrence of certain events, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events, our maximum liability as guarantor will be reduced to 25% of all sums payable under the loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with during the six months ended June 30, 2011. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to the office buildings.

(5)
On June 21, 2011, the loan was refinanced with a new mortgage loan in the amount of $21.5 million. At closing, $19.9 million of the loan was funded, with an additional $1.4 million available for funding interest expense and $0.2 million available for leasing costs related to the retail space. The loan bears interest at the one-month LIBOR plus 3.75%, which equated to 3.94% at June 30, 2011. The loan matures on December 15, 2013. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud,  physical waste

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at June 30, 2011 and December 31, 2010, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	June 30, 2011	December 31, 2010
One Commerce Square	$4,193	$5,682
Two Commerce Square	4,652	7,325
Murano	375	62
Restricted cash - consolidated properties	$9,220	$13,069

As of June 30, 2011, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2011	$3,545	$3,545
2012	39,727	4,660
2013	127,944	130,444
2014	1,884	34,451
2015	1,996	1,996
Thereafter	121,209	121,209
	$296,305	$296,305

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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three and six months ended June 30, 2011 and 2010, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

In December 2009, our board of directors suspended our quarterly dividends to common stockholders.

The following is a summary of the elements used in calculating basic and diluted loss per share for the three and six months ended June 30, 2011 and 2010 (in thousands except share and per share amounts):

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss attributable to common shares	$(3,006)	$(1,465)	$(6,291)	$(3,886)
Dividends to participating securities	—	—	—	—
Net loss attributable to common shares, net of dividends to participating securities	$(3,006)	$(1,465)	$(6,291)	$(3,886)
Weighted average common shares outstanding—basic and diluted	36,647,394	34,202,493	36,591,261	32,324,977
Loss per share—basic and diluted	$(0.08)	$(0.04)	$(0.17)	$(0.12)
Dividends declared per share	$—	$—	$—	$—

As of June 30, 2011 and 2010, respectively, the following elements were anti-dilutive due to our net loss position and thereby excluded from the calculation of basic and diluted loss per share:

	June 30, 2011	June 30, 2010
Nonvested restricted stock units	448,000	569,000
Vested incentive units	249,000	141,000
Nonvested incentive units	111,000	145,000

6.     Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of June 30, 2011 and December 31, 2010, we held a 74.7% interest in the Operating Partnership.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

and not subject to reissuance.

Incentive Partnership Units

We have issued a total of 1,377,714 incentive units as of June 30, 2011 to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 37,094,995 shares of common stock and 12,313,331 Operating Partnership Units outstanding as of June 30, 2011, and 359,934 incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.

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

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 415,977, remain available for grant as of June 30, 2011. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Restricted Stock

We recognized non-cash compensation expense and the related income tax benefit for the vesting of restricted stock grants for the three and six months ended June 30, 2011 and 2010 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Compensation expense	$80	$(35)	$371	$252
Income tax benefit (expense)	$32	$(14)	$148	$101

For the three and six months ended June 30, 2011 and 2010, a full valuation allowance was recorded against the income tax benefit.

Phantom Shares

During the first quarter of 2011, a Phantom Share Plan was approved by the Compensation Committee of the Board of Directors and adopted by the full Board of Directors, effective as of March 1, 2011. The purpose of the Plan is to reward and retain senior executive officers of the Company. This Plan is an incentive award plan that pays cash or, if the stockholders of the Company approve and authorize the issuance of additional shares, common stock. Generally, the recipient must still be employed with the Company to receive the cash or stock. There were 677,933 phantom shares granted under the plan. Each phantom share award vests upon the earlier of (i) ratably, one-third on each anniversary of the grant date, subject to achievement of (x) with respect to 50% of each award, a Company stock appreciation target rate of up to 12% pro-rated, and (y) with respect to 50% of each award, other goals determined by the Compensation Committee, in each case only to the extent that at or after such time the Company's stockholders have approved the issuance of sufficient shares of common stock under the Company's 2004 Equity Incentive Plan, as amended, or any successor thereto, to settle awards under the Plan in common stock, and (ii) the fifth anniversary of the grant date, subject to such grantee's continued employment with the Company and achievement of the Company and other goals.

We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheet.

We recognized non-cash compensation expense and the related income tax benefit for the amortization of phantom stock grant expense as well as the remeasurement of the awards at fair value for the three and six months ended June 30, 2011 as follows (in thousands).

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Compensation expense	$49	$58
Income tax benefit	$20	$23

For the three and six months ended June 30, 2011, a full valuation allowance was recorded against the income tax benefit.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

The redemption value of the 359,934 outstanding incentive units not owned by the Company at June 30, 2011 was approximately $1.2 million based on the closing price of the Company’s common stock of $3.21 per share as of June 30, 2011.

A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests' proportionate share of the Company's net income (loss).

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$147,655	$60,136	$207,791
Net loss	(6,291)	(1,739)	(8,030)
Amortization of stock-based compensation	354	121	475
Other comprehensive income recognized	7	2	9
Equity offering costs	(24)	—	(24)
Reimbursements	—	370	370
Balance, June 30, 2011	$141,701	$58,890	$200,591

7.     Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in the state of Texas. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s limited partnership agreement. As of June 30, 2011, we held a 74.7% capital interest in the Operating Partnership. For the six months ended June 30, 2011, we were allocated a weighted average of 74.7% of the income and losses from the Operating Partnership.

Our effective tax rate for the three and six months ended June 30, 2011 was (2.85%) and (2.58%), compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the non-controlling interests and the valuation allowance related to the Company's deferred tax assets for which no benefit could be provided due to their realization not meeting the “more-likely-than-not” threshold.

A net deferred tax asset is included in “other assets” on the Company's balance sheet. The Company's existing federal and state net operating loss carryforwards, which existed as of a deemed ownership change in 2007, are subject to the gross annual limitation under Internal Revenue Code Section 382 (“Section 382”), which is $9.9 million per year. The net operating loss carryforwards generated subsequent to the 2007 ownership change are not subject to the Section 382 limitation. As of December 31, 2010, the Company anticipates having net operating loss carryforwards of $22.7 million for federal purposes and $25.8 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2031.

FASB ASC 740-10-30-17, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. We have recorded a valuation allowance on the net deferred tax assets in excess of their liability for unrecognized tax benefits, due to uncertainty of future realization.

FASB ASC 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company's financial

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense, which for the three and six months ended June 30, 2011 was $42,772 and $92,925. We have not recorded any penalties with respect to unrecognized tax benefits. We do not anticipate any significant increases or decreases to the remaining amounts of the existing unrecognized tax benefits within the next twelve months, other than a reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period will lapse during 2011.
The Company's 2009 federal income tax return is currently under examination by the Internal Revenue Service. No proposed adjustments have been received to date.

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

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, other assets, accounts payable and other liabilities approximate fair value.  The fair value of our mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. As of June 30, 2011, the estimated fair value of our mortgage loans aggregates $288.3 million compared to the aggregate carrying value of $296.3 million on our consolidated balance sheet.

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

Overview and Background

We are a full-service real estate Operating Company that owns, acquires, develops and manages primarily office, as well as mixed-use properties on a nationwide basis. The company’s primary areas of focus are the acquisition and ownership of premier office properties, property development and redevelopment, and property and investment management activities. We conduct our business through our Operating Partnership, of which we own 74.7% as of June 30, 2011 and have control over the major decisions of the Operating Partnership.

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

Development and redevelopment activities. We believe that our development activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently own interests in four development projects, and TPG/CalSTRS owns one redevelopment property and two development sites. As of June 30, 2011, we had incurred, on a consolidated basis, approximately $96.6 million of costs related to land acquisition, predevelopment and infrastructure that are reflected in "Land Improvements - Development Properties" on our consolidated balance sheet. To the extent that we, or joint ventures we are a partner in, do not proceed with projects as planned, development and/or redevelopment costs would need to be evaluated for impairment.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. Included in our investment advisory, property management, leasing and development services operations are development fees we earn from unaffiliated third parties related to two separate entitlement projects—Universal Village and Wilshire Grand. The following properties are accounted for using the equity method of accounting (the date of acquisition is listed for each with the exception of 2121 Market Street whose date represents the year it was co-developed with our joint venture partner):

•2121 Market Street (as of 2001)
•City National Plaza (as of January 2003)
•Reflections I (as of October 2004)
•Reflections II (as of October 2004)
•Four Falls Corporate Center (as of March 2005) (1)
•Oak Hill Plaza (as of March 2005) (1)
•Walnut Hill Plaza (as of March 2005) (1)
•San Felipe Plaza (as of August 2005)
•2500 City West (as of August 2005)
•Brookhollow Central I, II, and III (as of August 2005)
•CityWestPlace land (as of December 2005)
•CityWestPlace (as of June 2006)
•Centerpointe I & II (as of January 2007)
•Fair Oaks Plaza (as of January 2007)
(1) Properties with loans subject to special servicer and receiver oversight.

The following investment entity that held a mortgage loan receivable related to Brookhollow Central was accounted for using the equity method of accounting. The note receivable held by this subsidiary was paid off and this entity was dissolved during the year ended December 31, 2010:

•BH Note B Lender, LLC (as of October 2008, the date of formation)

TPG/CalSTRS, LLC also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007 (“Austin Portfolio Joint Venture Properties”):

•San Jacinto Center
•Frost Bank Tower
•One Congress Plaza
•One American Center
•300 West 6th Street
•Research Park Plaza I & II
•Park Centre
•Great Hills Plaza
•Stonebridge Plaza II
•Westech 360 I-IV
Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010.
Total revenues. Total revenues decreased by $2.7 million, or 10.4%, to $23.3 million for the three months ended June 30, 2011 compared to $26.0 million for the three months ended June 30, 2010. The significant components of revenue are discussed below.
Rental revenues. Rental revenue remained consistent for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Tenant reimbursements. Tenant reimbursements decreased by $0.4 million, or 7.3%, to $5.1 million for the three months ended June 30, 2011 compared to $5.5 million for the three months ended June 30, 2010. The decrease was primarily due to lower property operating and maintenance costs at our One Commerce Square project in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Parking and other revenues. Parking and other revenues decreased by $0.1 million, or 12.5%, to $0.7 million for the three months ended June 30, 2011 compared to $0.8 million for the three months ended June 30, 2010. The decrease was primarily related to lease termination fees recognized at One Commerce Square during 2010.
Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $0.7 million, or 35.0%, to $1.3 million for the three months ended June 30, 2011 compared to $2.0 million for the three months ended June 30, 2010. The decrease was primarily due to less development fee revenue relating to our NBC Universal ("NBCU") project, which was partially offset by an increase in development fees from our Wilshire Grand project.
Investment advisory, management, leasing and development services revenues - unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest. Revenues from these services increased by $0.8 million, or 20.5%, to $4.7 million for the three months ended June 30, 2011 compared to $3.9 million for the three months ended June 30, 2010. The increase was primarily attributable to higher property management, advisory, leasing commission and developer fee revenues from several properties including City National Plaza, Centerpointe and our Houston and Austin portfolios.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. Reimbursement revenue increased by $0.1 million, or 7.1%, to $1.5 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010, primarily due to an increase in accrued bonus compensation.
Condominium sales. This caption represents the revenue recognized for the Murano condominium units and parking spaces. The decrease of $2.6 million, or 50.0% to $2.6 million for the three months ended June 30, 2011, compared to $5.2 million, for the three months ended June 30, 2010 is due to the settlement of five units in 2011 as compared to ten units in 2010.
Total expenses. Total expenses decreased by $1.0 million or 3.7%, to $26.1 million for the three months ended June 30, 2011, compared to $27.1 million for the three months ended June 30, 2010. The significant components of expense are discussed below.
Property operating and maintenance expense. Property operating and maintenance expenses decreased by $0.9 million, or 13.8%, to $5.6 million for the three months ended June 30, 2011 compared to $6.5 million for the three months ended June 30, 2010. The decrease was primarily due to decreased costs for janitorial services, engineering services, security services, and tax and audit fees.
Real estate taxes. Real estate taxes increased by $0.2 million, or 11.8%, to $1.9 million for the three months ended June 30, 2011 compared to $1.7 million for the three months ended June 30, 2010 due to an increase in the property tax rates in Philadelphia.
Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $0.9 million, or 33.3%, to $3.6 million for the three months ended June 30, 2011, compared to $2.7 million for the three months ended June 30, 2010, primarily as a result of higher commission and bonus compensation.
Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursable expenses increased by $0.1 million, or 7.1%, to $1.5 million for the three months ended June 30, 2011, compared to $1.4 million for the three months ended June 30, 2010, primarily due to an increase in accrued bonus compensation in 2011.
Cost of condominium sales. The decrease of $2.1 million, or 55.3%, to $1.7 million for the three months ended June 30, 2011 compared to $3.8 million for the three months ended June 30, 2010 is due to the settlement of five units in 2011 as compared to ten units in 2010.
Interest expense. Interest expense remained consistent for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Depreciation and amortization expense. Depreciation and amortization decreased by $0.2 million, or 5.7%, to $3.3 million for the three months ended June 30, 2011 compared to $3.5 million for the three months ended June 30, 2010 due to the accelerated depreciation in 2010 related to a lease termination at Commerce Square.
General and administrative. General and administrative expenses increased by $1.1 million, or 39.3%, to $3.9 million for the three months ended June 30, 2011 compared to $2.8 million for the three months ended June 30, 2010. This was primarily due to an increase in accrued bonus compensation and stock compensation.

Equity in net income (loss) of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net income (loss) for the three months ended June 30, 2011 and 2011 (in thousands):

	Three months ended June 30,
	2011	2010
Revenue	$69,801	$71,175
Expenses:
Operating and other expenses	35,817	36,542
Interest expense	27,233	24,230
Depreciation and amortization	24,144	25,496
Total expenses	87,194	86,268
Equity in net income of unconsolidated real estate entities	—	25
Discontinued operations	(3,408)	(1,343)
Net loss	$(20,801)	$(16,411)
Thomas Properties’ share of net loss	(1,483)	(1,941)
Intercompany eliminations	592	1,305
Equity in net loss of unconsolidated real estate entities	$(891)	$(636)

Aggregate revenues for the three months ended June 30, 2011 decreased approximately $1.4 million, or 2.0%, to $69.8 million compared to $71.2 million for the three months ended June 30, 2010. The decrease is primarily due to lower tenant reimbursement revenue as new or renewed leases with initial free rent periods have started in 2011. Aggregate operating and other expenses for unconsolidated real estate entities decreased by $0.7 million, or 1.9%, to $35.8 million for the three months ended June 30, 2011 compared to $36.5 million for the three months ended June 30, 2010. The decrease was due primarily to lower real estate taxes resulting from changes in the assessed value of our buildings. Interest expense increased by approximately $3.0 million, or 12.4%, to $27.2 million for the three months ended June 30, 2011 as compared to $24.2 million for the three months ended June 30, 2010. The increase was due primarily to increased interest rates associated with the refinancing of our City National Plaza and City West Place properties in the second half of 2010. Depreciation and amortization decreased by approximately $1.4 million, or 5.5%, to $24.1 million for the three months ended June 30, 2011 as compared to $25.5 million for the three months ended June 30, 2010. The decrease was primarily due to a lower overall base of depreciable assets within our Austin portfolio. The loss in discontinued operations increased by $2.1 million, or 161.5%, to $3.4 million for the three months ended June 30, 2011 compared to $1.3 million for the three months ended June 30, 2010. The increase in loss was attributable to recording an impairment of one of the properties that was classified as held for sale during the second quarter of 2011.

Provision for income taxes. Provision for income taxes decreased by $0.1 million to a provision of $0.1 million for the three months ended June 30, 2011, compared to a provision of $0.2 million for the three months ended June 30, 2010. The decrease was due to interest accrued in 2010 on an unrecognized tax benefit item that no longer exists in 2011.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010.
Total revenues. Total revenues decreased by $5.1 million, or 10.1%, to $45.2 million for the six months ended June 30, 2011 compared to $50.3 million for the six months ended June 30, 2010. The significant components of revenue are discussed below.
Rental revenues. Rental revenue remained consistent for the six months ending June 30, 2011 as compared to the six months ending June 30, 2010.

Tenant reimbursements. Tenant reimbursements increased by $0.9 million, or 8.6%, to $11.4 million for the six months ended June 30, 2011 compared to $10.5 million for the six months ended June 30, 2010. The increase was primarily attributable to the change of a significant lease at Two Commerce Square from a gross lease to a net lease in the fourth quarter of 2010, in addition to higher reimbursable expenses during 2011.
Parking and other revenues. Parking and other revenues decreased by $0.3 million, or 16.7%, to $1.5 million for the six months ended June 30, 2011 compared to $1.8 million for the six months ended June 30, 2010. The decrease was primarily related to lease termination fees recognized at One Commerce Square during 2010.
Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services decreased by $1.8 million, or 46.2%, to $2.1 million for the six months ended June 30, 2011 compared to $3.9 million for the six months ended June 30, 2010. The decrease was primarily due to less development fee revenue relating to our NBCU project, which was partially offset by an increase in development fees from our Wilshire Grand project.
Investment advisory, management, leasing and development services revenues - unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest. Revenues from these services increased by $1.9 million, or 25.3%, to $9.4 million for the six months ended June 30, 2011 compared to $7.5 million for the six months ended June 30, 2010. The increase was primarily attributable to higher leasing commission revenues from City National Plaza, and our Houston and Austin portfolios.

Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. Reimbursement revenue increased by $0.2 million, or 7.1%, to $3.0 million for the six months ended June 30, 2011 compared to $2.8 million for the six months ended June 30, 2010, primarily due to an increase in accrued bonus compensation.
Condominium sales. This caption represents the revenue recognized for the Murano condominium units and parking spaces. The decrease of $6.3 million, or 67.7% to $3.0 million for the six months ended June 30, 2011, compared to $9.3 million, for the six months ended June 30, 2010 is due to the settlement of six units in 2011 as compared to nineteen units in 2010.
Total expenses. Total expenses decreased by $2.3 million or 4.3%, to $51.5 million for the six months ended June 30, 2011, compared to $53.8 million for the six months ended June 30, 2010. The significant components of expense are discussed below.
Property operating and maintenance expense. Property operating and maintenance expenses decreased by $0.5 million, or 3.9%, to $12.2 million for the six months ended June 30, 2011 compared to $12.7 million for the six months ended June 30, 2010. The decrease was primarily due to decreased costs for janitorial services, engineering services, security services, and tax and audit fees.
Real estate taxes. Real estate taxes increased by $0.3 million, or 8.6%, to $3.8 million for the six months ended June 30, 2011 compared to $3.5 million for the six months ended June 30, 2010 due to an increase in the property tax rates in Philadelphia.
Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $1.6 million, or 32.0%, to $6.6 million for the six months ended June 30, 2011, compared to $5.0 million for the six months ended June 30, 2010, primarily as a result of higher commission and bonus compensation.
Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursable expenses increased by $0.2 million, or 7.1%, to $3.0 million for the six months ended June 30, 2011, compared to $2.8 million for the six months ended June 30, 2010, primarily due to an increase in accrued bonus compensation in 2011.
Cost of condominium sales. The decrease of $4.8 million, or 70.6%, to $2.0 million for the six months ended June 30, 2011 compared to $6.8 million for the six months ended June 30, 2010 is due to the settlement of six units in 2011, compared to nineteen units in 2010.
Interest expense. Interest expense remained consistent for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Depreciation and amortization expense. Depreciation and amortization decreased by $0.3 million, or 4.3%, to $6.7 million for the six months ended June 30, 2011 compared to $7.0 million for the six months ended June 30, 2010 due to the accelerated depreciation in 2010 related to a lease termination at Commerce Square.
General and administrative. General and administrative expenses increased by $1.4 million, or 21.5%, to $7.9 million for the six months ended June 30, 2011 compared to $6.5 million for the six months ended June 30, 2010. This was primarily due to an increase in accrued bonus compensation and stock compensation.

Equity in net income (loss) of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net income (loss) for the six months ended June 30, 2011 and 2011 (in thousands):

	Six months ended June 30,
	2011	2010
Revenue	$140,833	$142,622
Expenses:
Operating and other expenses	71,092	72,538
Interest expense	54,061	47,362
Depreciation and amortization	48,281	51,205
Total expenses	173,434	171,105
Equity in net income of unconsolidated real estate entities	—	54
Discontinued operations	(3,013)	(2,973)
Net loss	$(35,614)	$(31,402)
Thomas Properties’ share of net loss	(2,898)	(3,637)
Intercompany eliminations	1,313	2,161
Equity in net loss of unconsolidated real estate entities	$(1,585)	$(1,476)

Aggregate revenues for the six months ended June 30, 2011 decreased approximately $1.8 million, or 1.3%, to $140.8 million compared to $142.6 million for the six months ended June 30, 2010. The decrease is primarily due to lower tenant reimbursement revenue as new or renewed leases with initial free rent periods have started in 2011. Aggregate operating and other expenses for unconsolidated real estate entities decreased by $1.4 million, or 1.9%, to $71.1 million for the six months ended June 30, 2011 compared to $72.5 million for the six months ended June 30, 2010. The decrease was due primarily to lower real estate taxes resulting from changes in the assessed value of our buildings. Interest expense increased by approximately $6.7 million, or 14.1%, to $54.1 million for the six months ended June 30, 2011 as compared to $47.4 million for the six months ended June 30, 2010. The increase was due primarily to increased interest rates associated with the refinancing of our City National Plaza and City West Place properties in the second half of 2010. Depreciation and amortization decreased by approximately $2.9 million, or 5.7%, to $48.3 million for the six months ended June 30, 2011 as compared to $51.2 million for the six months ended June 30, 2010. The decrease was primarily due to a lower overall base of depreciable assets within our Austin portfolio. The loss in discontinued operations remained consistent for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Provision for income taxes. Provision for income taxes decreased by $0.2 million to a provision of $0.2 million for the six months ended June 30, 2011, compared to a provision of $0.4 million for the six months ended June 30, 2010. The decrease was due to interest accrued in 2010 on an unrecognized tax benefit item that no longer exists in 2011.

Liquidity and Capital Resources

Analysis of liquidity and capital resources
As of June 30, 2011, we have unrestricted cash and cash equivalents of $44.1 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.
In an effort to sell certain assets that do not fit the long-term goals of the Company and our TPG/CalSTRS joint venture, we have begun marketing efforts as of June 30, 2011 for the sale of three unconsolidated joint venture properties, 2500 City West, Centerpointe I & II, and Research Park Plaza I and II. Our investment in these properties is reflected in the "Investments in Unconsolidated Real Estate Entities" line item on our consolidated balance sheets. Although we anticipate that any such sales would generate sufficient proceeds to pay off any debt or other obligations related to these properties, one or more of these asset sales could result in the recognition of a book loss.
Assuming the exercise of extension options available to us, there is no debt maturing in our portfolio until 2012. With respect to debt maturing in 2012 and thereafter, we will seek to refinance this debt at maturity or retire it through the issuance of securities, as market conditions permit. There can be no assurances that such debt refinancing will be available at the time of such maturities on acceptable terms, if at all, and our cost of capital could increase as a result of any such debt refinancing. If we are unable to obtain debt refinancing for properties in which we own an interest at maturity, we may lose some or all of our equity interests in such properties. Additionally, existing stockholders could experience substantial dilution in the event we are required or choose to issue additional equity capital.
As indicated in the table below under the caption "Contractual Obligations," upon exercise of extension options, we have $3.5 million of scheduled principal payments on consolidated debt remaining in 2011 and $2.2 million in 2012. We believe that we have sufficient capital to satisfy these payments. See "Contractual Obligations" and the corresponding notes to the table thereunder for further detail. With respect to the debt owed by our unconsolidated real estate entities, upon exercise of extension options, there are no remaining maturities in 2011 and no additional principal payments due in 2011. See "Off-Balance Sheet Arrangements - Indebtedness of Unconsolidated Real Estate Entities."
As of June 30, 2011, we have unfunded capital commitments to (1) our joint venture with CalSTRS of $13.9 million; and (2) the Thomas High Performance Green Fund (the “Green Fund”) of $50.0 million. With respect to our joint venture with CalSTRS, we are not obligated to fund our share of the capital commitment for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund $3.7 million in 2011 to cover our share of contractual obligations existing at June 30, 2011 for capital improvements, tenant improvements and leasing commissions. Our requirement to fund all or a portion of our commitments to the Green Fund is subject to our identifying properties to acquire at our discretion. Our cash requirements for the Green Fund could be reduced by contributions by us of assets in which we have an interest. The Green Fund's original investment period expired in December 2010, which we extended together with an institutional investor to December 2011. CalSTRS is no longer a partner in the Green Fund.
On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza and Walnut Hill Plaza matured and became due in full. The borrowers elected not to make payment on these loans and they are currently in default. These loans are non-recourse to the borrowers and the Company, both of which do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. On June 23, 2011, the Court of Common Pleas of Montgomery County, Pennsylvania approved an order for the appointment of a receiver. Additionally, the Court approved, and judgment in mortgage foreclosure was entered in favor of the lenders. The final transfer of the properties to the lenders is expected to occur in the third or fourth quarter of 2011. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.
In December 2009, our board of directors suspended the Company's quarterly dividends to common stockholders. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our joint venture properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will also depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

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
We completed construction of the Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia in September 2008. We have closed sales on 226 units as of June 30, 2011. During the three months ended June 30, 2011, we entered into contracts for seven units and seven parking spaces, had no forfeitures and recognized a gain on sale of approximately $0.9 million. Murano is classified as "Condominium Units Held for Sale" on our consolidated balance sheets.
The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing.

•
Construction of the Murano was originally financed in part with a construction loan, which was refinanced on June 21, 2011 with a new $21.5 million mortgage loan. At closing, $19.9 million of the loan was funded, with an additional $1.4 million available for funding interest expense and $0.2 million available for leasing costs related to the retail space. It is subject to a maximum balance on certain amortization dates, the first amortization date being December 31, 2011, with a maximum loan balance of $17.2 million. The loan bears interest at the one-month LIBOR plus 3.75% and matures on December 15, 2013. As of June 30, 2011 the loan had a balance of $19.6 million, and subsequent settlements have reduced the balance to $18.2 million.

•
The completed core and shell construction of two office buildings at our development site at Four Points Centre was financed in part with a construction loan, which has an outstanding balance as of June 30, 2011 of $23.1 million with additional borrowing capacity of $7.6 million to fund tenant improvements and other project costs. The Four Points Centre construction loan has a maturity date of July 31, 2012 with two one-year extension options subject to certain conditions. The interest rate on the loan is LIBOR plus 3.5% per annum. Additionally, we have guaranteed 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan, which results in a maximum guarantee amount of $10.7 million. We also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. As required by the lender, we made a $2.0 million principal reduction payment in June 2011 due to the buildings being less than 35% leased.

•
We have a mortgage loan on our Campus El Segundo project in the amount of $17.0 million. Refer to note (3) to the Contractual Obligations table on page 33 for further detail on this loan. Presently, we have not obtained construction financing for this development project.

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

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our One Commerce Square and Two Commerce Square properties require capital maintenance and expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $3.4 million in capital improvements, tenant improvements, and leasing commissions for Commerce Square collectively, during 2011 through 2013. Additionally, we expect to expend additional amounts in connection with a value-enhancement program at Commerce Square.

During November 2010, subsidiaries of TPG and Brandywine entered into partnership agreements with respect to both One Commerce Square and Two Commerce Square. Brandywine contributed capital of $5 million at closing with the balance to be contributed by December 31, 2012, totaling $25 million of preferred equity in return for a 25% limited partnership interest in each property. The preferred equity will be invested in a value-enhancement program designed to increase rental rates and occupancy at Commerce Square, and to also fund the $3.4 million of existing commitments discussed in the preceding paragraph.
Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at June 30, 2011 is as follows (in thousands). For loans with extension options, the principal payment is reflected in the table below in the year of original maturity until such time as any extension is executed.

	2011	2012	2013	2014	2015	Thereafter	Total
Regularly scheduled principal payments	$3,545	$2,160	$1,946	$1,884	$1,996	$—	$11,531
Balloon payments due at maturity (1)(2)(3)	—	37,567	125,998	—	—	121,209	284,774
Interest payments—fixed rate debt (4)	7,150	14,205	10,055	7,135	7,024	591	46,160
Interest payments—variable rate debt (4)	—	—	—	—	—	—	—
Capital commitments (5)	2,910	303	202	21	—	315	3,751
Operating lease (6)	157	322	335	122	—	—	936
Obligations associated with uncertain tax positions (7)	—	—	—	—	—	—	—
Total	$13,762	$54,557	$138,536	$9,162	$9,020	$122,115	$347,152
 _________________________
(1)    Included within these balloon payments are amounts due under the Four Points Centre construction loan, which matures on July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. The loan has an unfunded balance of $7.6 million which is available to fund any remaining project costs. The interest rate on the loan is LIBOR plus 3.50% per annum. The balance of the loan as of June 30, 2011 was $23.1 million. As required by the lender, we made a $2.0 million principal reduction payment in June 2011 due to the buildings being less than 35% leased.

(2)    The Murano mortgage loan has a balance of $19.6 million as of June 30, 2011. The loan bears interest at the one-month LIBOR plus 3.75% and matures on December 15, 2013. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud,  physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.
(3)    The Campus El Segundo mortgage loan has a balance of $17.0 million as of June 30, 2011. The loan has remaining two one-year extension options, at our election, subject to our compliance with certain covenants, with a final maturity date of July 31, 2014 if all extension options are exercised. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at July 31, 2013 and July 31, 2014, respectively. The lender has approved the first extension option, which extended the loan to July 31, 2012. There is a $2.5 million payment due by October 31, 2011 related to the first extension option. The interest rate as of June 30, 2011 was 3.94% per annum. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2011.
(4)    As of June 30, 2011, 79.9% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 20.1% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.25% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of June 30, 2011, one-month LIBOR was 0.19%.
(5)    Capital commitments of our Company and consolidated subsidiaries include approximately $3.4 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $3.1 million is expected to be paid in 2011. The full amount will be funded by Brandywine's preferred equity contributions and is not reflected on the Contractual Obligations table. We have an unfunded capital commitment of $13.9 million to our TPG/CalSTRS joint venture, of which we estimate we will fund $2.9 million in 2011 for contractual obligations existing as of June 30, 2011. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.
(6)    Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.
(7)    The obligations associated with uncertain tax provisions in the table above should represent amounts associated with uncertain tax positions related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of June 30, 2011, $13.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, as of June 30, 2011, there is $1.1 million of accrued interest recorded with respect to such unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Remainder of page intentionally left blank.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of June 30, 2011, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50%. We account for these investments using the equity method of accounting.

The table below summarizes the outstanding debt for these properties as of June 30, 2011 (in thousands). None of these loans are recourse to us other than as noted in footnote 4 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at June 30, 2011			Principal Amount	Maturity Date	Maturity Date at End of Extension Options
City National Plaza
Mortgage loan			5.90%	$350,000	7/1/2020	7/1/2020
Note payable to former partner (1)			5.75%	19,758	7/1/2012	1/4/2016
CityWestPlace
Mortgage loan - Buildings I & II			6.16%	121,000	7/6/2016	7/6/2016
Mortgage loan - Buildings III & IV			5.03%	95,000	3/5/2020	3/5/2020
San Felipe Plaza
Mortgage loan			4.78%	110,000	12/1/2018	12/1/2018
2500 City West
Mortgage loan			5.53%	65,000	12/5/2019	12/5/2019
Brookhollow Central I, II and III
Mortgage loan (2) (3)	LIBOR	+	2.63%	37,750	7/21/2013	7/21/2015
2121 Market Street mortgage loan (4)			6.05%	17,988	8/1/2033	8/1/2033
Reflections I mortgage loan			5.23%	21,177	4/1/2015	4/1/2015
Reflections II mortgage loan			5.22%	8,822	4/1/2015	4/1/2015
Centerpointe I & II
Senior mortgage loan (2)	LIBOR	+	0.60%	55,000	2/9/2012	2/9/2012
Mezzanine loan (2) (5)	LIBOR	+	3.26%	22,162	2/9/2012	2/9/2013
Fair Oaks Plaza			5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B			6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A			6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B			6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street			6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II (2)
Senior mortgage loan	LIBOR	+	0.55%	23,560	6/9/2012	6/9/2012
Mezzanine loan	LIBOR	+	2.01%	27,940	6/9/2012	6/9/2012
Stonebridge Plaza II (2)
Senior mortgage loan	LIBOR	+	0.63%	19,800	6/9/2012	6/9/2012
Mezzanine loan	LIBOR	+	1.76%	17,700	6/9/2012	6/9/2012
Austin Portfolio Bank Term Loan (6)	LIBOR	+	3.25%	121,999	6/1/2013	6/1/2014
Austin Senior Secured Priority Facility (7)	10% to 20%			61,241	6/1/2012	6/1/2012
Total outstanding debt of unconsolidated properties, excluding loans subject to special servicer and receiver oversight				$1,866,197

	Interest Rate at June 30, 2011			Principal Amount	Maturity Date	Maturity Date at End of Extension Options

Loans on properties subject to special servicer and receiver oversight (8):
Four Falls Corporate Center
Mortgage loan-Note A			5.31%	$42,200	3/6/2010	N/A
Mortgage loan-Note B (9)(10)	LIBOR	+	3.25%	9,867	3/6/2010	N/A
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A			5.31%	35,300	3/6/2010	N/A
Mortgage loan-Note B (9)(11)	LIBOR	+	3.25%	9,152	3/6/2010	N/A
Total outstanding debt of unconsolidated properties subject to special servicer and receiver oversight				$96,519
Total outstanding debt of all unconsolidated properties				$1,962,716

The 30 day LIBOR rate for the loans above was 0.19% at June 30, 2011, except for the Austin Bank Term Loan (see footnotes 7 and 8).
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
(2)    The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans, with the exception of Brookhollow Central I, II and III, for which the interest rate cap agreement is for $20.0 million.
(3)    As of June 30, 2011, $37.8 million of the loan was funded, with an additional $2.5 million to be funded ratably over the next nine quarters and $15.0 million available for future funding of construction costs related to the redevelopment of Brookhollow Central I. The loan has two one-year extensions, subject to certain conditions.
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
(6)    This loan has a one-year extension option at our election. The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan.
(7)    We and our partners in the Austin Portfolio have committed to fund $60 million of senior priority financing, which is senior to the Austin Portfolio bank loan. $51.5 million of the $60 million commitment has been funded as of June 30, 2011, of which our share is $3.2 million, and is accounted for as equity. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. Accrued interest as of June 30, 2011, was $9.7 million.
(8)    Subsidiaries of TPG/CalSTRS (the “borrowers”) elected not to repay the loans by the maturity date of March 6, 2010 and therefore, the loans are in default. The borrowers are accruing interest on these loans at a default rate, which ranges from 10.3% to 10.5% per annum beginning on the maturity date of March 6, 2010. On June 23, 2011, the Court of Common Pleas of Montgomery County, Pennsylvania approved an order for the appointment of a receiver. Additionally, the Court approved, and judgment in mortgage foreclosure was entered in favor of the lenders. The final transfer of the properties to the lenders is expected to occur in the third or fourth quarter of 2011.
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

Cash Flows
Comparison of six months ended June 30, 2011 to six months ended June 30, 2010

Operating activities - Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Our use of cash in operating activities decreased by $4.0 million to $0.002 million for the six months ended June 30, 2011 compared to $4.0 million for the six months ended June 30, 2010. The net loss for the six months ended June 30, 2011 increased by $2.7 million to $8.0 million compared to a net loss of $5.3 million for the comparable period. Approximately $2.0 million of cash was used to reduce the accounts payable and other liabilities balance for the six months ended June 30, 2011, predominately related to the payout of bonuses, which were accrued at December 31, 2010. Other assets increased by $3.3 million primarily due to the payment of 2011 real estate taxes at Commerce Square.  These uses of cash are offset by the receipt of $4.0 million in distributions from our joint venture with CalSTRS.

Investing activities - Our net cash related to investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash provided by investing activities decreased by $0.6 million, to $2.4 million, for the six months ended June 30, 2011, compared to $2.9 million provided by investing activities for the six months ended June 30, 2010. The decrease is the result of a decrease in proceeds from the sale of condominiums at our Murano project of $5.9 million due to a decrease in the number of settlements during 2011. The decrease was partially offset by a decrease in contributions to unconsolidated real estate entities of $4.4 million to $0.4 million in the first six months of 2011. We funded our share of the refinancing costs at City National Plaza, San Felipe Plaza, 2500 City West and Brookhollow in 2010, as well as our share of the priority credit facility for our Austin Portfolio.

Financing activities - Our net cash related to financing activities is generally impacted by our borrowings, and capital activities. Net cash (used in) provided by financing activities decreased by $9.1 million to a $0.6 million use of cash for the six months ended June 30, 2011 compared to a $8.5 million source of cash for the six months ended June 30, 2010. The decrease was primarily a result of 2010 proceeds of $15.2 million from our "at-the-market" equity offering program whereas there were no such sales in the six months ended June 30, 2011. This is offset by lower principal repayments of $6.8 million on the Murano loan due to fewer settlements in 2011. The new Murano loan refinance proceeds in June 2011 of $19.9 million were used to repay the in-place loan of $19.8 million in full.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of June 30, 2011, our Company had $57.1 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt, excluding loans on properties subject to special servicer oversight, of $1.9 billion, of which $325.9 million bears interest at floating rates. As of June 30, 2011, interest rate caps have been purchased for $186.2 million of the floating rate loans.

Our fixed and variable rate consolidated long-term debt at June 30, 2011 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2011	$3,545	$—	$3,545
2012	2,160	37,567	39,727
2013	108,392	19,552	127,944
2014	1,884	—	1,884
2015	1,996	—	1,996
Thereafter	121,209	—	121,209
Total	$239,186	$57,119	$296,305
Weighted average interest rate	5.95%	3.88%	5.54%

We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At June 30, 2011, our variable rate long-term debt represents 20.1% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 19.3% of the weighted average variable rate at June 30, 2011, the net impact would be increased interest costs of $0.4 million per year.

As of June 30, 2011, the estimated fair value of our mortgage and other secured loans aggregates $288.3 million, compared to the aggregate carrying value of $296.3 million.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the six months ended June 30, 2011, approximately 27.5% of our revenue has been derived from fees earned from these relationships.
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
As of June 30, 2011, we held interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS' interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture's management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
In June 2007, a wholly-owned subsidiary of TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman in relation to the Austin Portfolio Joint Venture. As of June 30, 2011, one-third of the Lehman affiliate's original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.
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
In November 2010, our subsidiaries entered into amended and restated partnership agreements and contribution agreements with subsidiaries of Brandywine Operating Partnership, L.P., a Delaware limited partnership (“Brandywine”), with respect to our One Commerce Square and Two Commerce Square buildings in Philadelphia, Pennsylvania. Brandywine contributed capital, and committed to additional capital contributions to the existing owners of the buildings, in return for a 25% limited partnership interest in each building. Our wholly-owned subsidiaries are the general partners of the Commerce Square partnerships, with authority to manage and carry out the day to day business of the partnerships, subject only to approval by Brandywine of certain specified major decisions, including approval of certain capital budgets, leasing budgets and leasing guidelines, financing or refinancing of each building, and certain major leases. We retained sole approval over the operating budgets and other decisions that are not major decisions. We retain, as general partner, the right to sell the Commerce Square buildings at any time, but Brandywine has certain rights to acquire our interests in Commerce Square in lieu of such a sale of the buildings to a third party, as long as we receive the same amount we would have received on a sale to a third party. Brandywine has the right to purchase all of the Company's interest in each of the buildings subject to the retention of a nominal interest by the Company with an allocation of mortgage debt for a minimum of five years, which right is exercisable between October 31, 2016 and April 30, 2017. The exercise of such call right triggers certain rights and obligations of the Company, including the right to elect to market our interests in the buildings to third parties to achieve a price for our interests that we deem to be acceptable. If the Company deems a third party bid for our interests to be acceptable, then under certain conditions Brandywine will have a right of first refusal to purchase our interests for the same price and terms offered by the third party. If

Brandywine does not exercise, or does not have, such right of first refusal, and if we elect to sell our interests in Commerce Square to a third party, Brandywine has a right to “piggyback” on such sale and sell its interests in Commerce Square to the third party on the same terms. Finally, on or after the 10th anniversary of the admission of Brandywine as a partner, either the Company or Brandywine may elect to cause the sale of the Commerce Square buildings and dissolve the partnerships, which will give the other party the right to trigger a buy-sell procedure for the purchase of the electing partner's interest in the partnerships.
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
As of June 30, 2011, the 20 largest tenants for properties in which we held an ownership interest collectively leased 33.7% of the rentable square feet of space at properties in which we hold an ownership interest (excluding those properties controlled by a special servicer, such tenants leased space representing 38.9% of the total annualized rent generated by these properties).
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

•
because we have agreed to use commercially reasonable efforts to maintain certain debt levels to provide the ability for Mr. Thomas and entities controlled by him to guarantee debt aggregating $210 million, including $11 million of debt available for guarantee by Mr. Edward Fox, one of our non-employee directors, and by Mr. Richard Gilchrist, an individual formerly affiliated with Maguire Thomas Partners, we may not be able to refinance our debt when it would otherwise be advantageous to do so or to reduce our indebtedness when our board of directors determines it is prudent.

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
As of June 30, 2011, $325.9 million of our unconsolidated debt, excluding loans on properties subject to special servicer oversight, was at variable interest rates; we have purchased interest rate caps covering $186.2 million of the unconsolidated floating rate loans. The interest rate hedging arrangements we enter into to cap our interest rate exposure involve risks, including that our hedging transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.
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
If we are not successful in our property development initiatives, it could adversely impact our revenue and profitability, causing a downturn in our business, including our financial condition, results of operations, and the trading price of our common stock.
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
As of June 30, 2011, leases representing 2.4% and 4.7% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties (at 100%), excluding those properties controlled by a special servicer, will expire in 2011 and 2012, respectively. Further, an additional 15.2% of the square feet of these properties was available for lease as of June 30, 2011. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
Our growth depends on external sources of capital, some of which are outside of our control. If we are unable to access capital from external sources, we may not be able to implement our business strategy.
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. As a result of the recent downturn in the financial markets, we may experience difficulty refinancing some of our existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur may increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $296.3 million of consolidated debt and $2.0 billion of unconsolidated debt as of June 30, 2011;

•	our lack of current cash flow from operating activities, which was a use of cash of $0.002 million for the six months ended June 30, 2011;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We have removed or abated asbestos-containing building materials from certain tenant and common areas at our City

National Plaza and Brookhollow Central properties. We continue to remove or abate asbestos from various areas of the building structures and as of June 30, 2011, had accrued approximately $1.4 million for estimated future costs of such removal or abatement at these properties.
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
We and our Operating Partnership agreed at the time of our public offering to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 15.2% of annualized rent for properties in which we held an ownership interest as of June 30, 2011. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.
 We also agreed at the time of the initial public offering to use commercially reasonable efforts to make an aggregate of approximately $210 million of debt available to be guaranteed by entities controlled by Mr. Thomas, by Mr. Fox, a non-employee member of our board of directors, and by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions at the time of our initial public offering.
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
We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, pollution legal liability, business interruption and rental loss insurance under our blanket policy covering all of the properties in which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the California Environmental Protection Agency (“CalEPA”) headquarters building under our blanket policy because the tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so, and we do not insure 816 Congress or Austin Centre under our blanket policy because the third party owner has elected to carry them under its policy). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.

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
In addition to the common stock owned by Mr. Thomas as of June 30, 2011, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 24.9% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 3.8% equity interest in the Operating Partnership.
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
We are a holding company. Our primary asset is our general partnership interest in our Operating Partnership. We have no independent means of generating revenues. To the extent we require funds to pay taxes or other liabilities incurred by us, to pay dividends or for any other purpose, we must rely on funds received from our Operating Partnership. If our Operating Partnership should become unable to distribute funds to us, we would be unable to continue operations after a short period. Most of the properties owned by our subsidiaries and joint ventures are encumbered by loans. These loans generally contain lockbox arrangements and some contain reserve requirements that may affect the amount of cash available for distribution from the subsidiaries that own the properties to the Operating Partnership. Some of the loans include cash sweep and other restrictions and provisions that prior to an event of default may prevent the distribution of funds from the subsidiaries who own these properties to our Operating Partnership. In the event of a default under any of these loans, the defaulting subsidiary or joint venture would be prohibited from distributing cash to our Operating Partnership. As a result, our Operating Partnership may be unable to distribute funds to us and we may be unable to use funds from one property to support the operation of another property. As we acquire new properties and refinance our existing properties, we may finance these properties with new loans that contain similar provisions. Some of the loans to our subsidiaries and joint ventures may contain provisions that restrict us from loaning funds to our other subsidiaries or joint ventures. If we are permitted to loan funds to our subsidiaries or joint ventures, our loans generally will be subordinated to the existing debt on our properties.
Mr. Thomas has a significant vote in certain matters as a result of his control of 100% of our limited voting stock.
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 31.3% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of June 30, 2011. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.
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

The following Thomas Properties Group, Inc. financial information for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____

___________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2011

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer