Form 10-Q
period 2011-09-30
THOMAS PROPERTIES GROUP INC
filed 2011-11-09
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common Stock, $.01 par value per share	37,094,995

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Investments in real estate:
Land and improvements	$33,207	$33,207
Land and improvements—development properties	96,619	96,635
Buildings and improvements	307,221	304,921
Tenant improvements	35,921	33,952
Total investments in real estate	472,968	468,715
Less accumulated depreciation	(112,754)	(105,271)
Investments in real estate, net	360,214	363,444

Condominium units held for sale	46,189	49,827
Improved land held for sale	2,970	2,819
Investments in unconsolidated real estate entities	8,260	17,975
Cash and cash equivalents, unrestricted	50,184	42,363
Restricted cash	8,929	13,069
Rents and other receivables, net	1,800	1,754
Receivables from unconsolidated real estate entities	2,501	2,979
Deferred rents	17,736	14,592
Deferred leasing and loan costs, net	12,468	13,538
Other assets, net	19,872	17,875
Total assets	$531,123	$540,235
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$293,380	$300,536
Accounts payable and other liabilities, net	29,884	29,020
Prepaid rent and deferred revenue	3,129	2,888
Total liabilities	326,393	332,444
Commitments and Contingencies	—	—
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 37,094,995 and 36,943,394 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	371	369
Limited voting stock, $.01 par value, 20,000,000 shares authorized,12,313,331 shares issued and outstanding as of September 30, 2011 and December 31, 2010	123	123
Additional paid-in capital	208,363	207,953
Retained deficit and dividends, including $9 and $2 of other comprehensive income as of September 30, 2011 and December 31, 2010, respectively	(64,991)	(60,790)
Total stockholders’ equity	143,866	147,655
Noncontrolling interests:
Unitholders in the Operating Partnership	49,866	51,478
Partners in consolidated real estate entities	10,998	8,658
Total noncontrolling interests	60,864	60,136
Total equity	204,730	207,791
Total liabilities and equity	$531,123	$540,235
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rental	$7,446	$7,330	$22,233	$21,818
Tenant reimbursements	5,666	4,976	17,051	15,476
Parking and other	708	853	2,225	2,651
Investment advisory, management, leasing and development services	5,565	1,645	7,689	5,594
Investment advisory, management, leasing and development services — unconsolidated real estate entities	4,324	3,673	13,690	11,126
Reimbursement of property personnel costs	1,365	1,403	4,389	4,213
Condominium sales	3,084	5,237	6,122	14,559
Total revenues	28,158	25,117	73,399	75,437
Expenses:
Property operating and maintenance	6,211	5,948	18,384	18,659
Real estate and other taxes	1,854	1,745	5,616	5,221
Investment advisory, management, leasing and development services	3,273	2,953	9,912	7,987
Reimbursable property personnel costs	1,365	1,403	4,389	4,213
Cost of condominium sales	2,055	3,858	4,042	10,655
Interest	4,331	4,820	13,629	14,368
Depreciation and amortization	3,447	3,432	10,188	10,405
General and administrative	3,925	3,365	11,802	9,861
Total expenses	26,461	27,524	77,962	81,369
Interest income	5	17	25	55
Equity in net (loss) income of unconsolidated real estate entities	(353)	538	(1,938)	(938)
Income (loss) before income taxes and noncontrolling interests	1,349	(1,852)	(6,476)	(6,815)
Benefit (provision) for income taxes	1,206	(62)	1,001	(417)
Net income (loss)	2,555	(1,914)	(5,475)	(7,232)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	(295)	530	1,763	2,039
Partners in consolidated real estate entities	(177)	(51)	(496)	(128)
	(472)	479	1,267	1,911
TPGI share of net income (loss)	$2,083	$(1,435)	$(4,208)	$(5,321)
Income (loss) per share-basic and diluted	$0.06	$(0.04)	$(0.11)	$(0.16)
Weighted average common shares outstanding—basic	36,647,394	34,910,415	36,610,178	33,218,238
Weighted average common shares outstanding—diluted	36,873,339	34,910,415	36,610,178	33,218,238
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,475)	$(7,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of condominiums	(2,080)	(3,904)
Equity in net loss of unconsolidated real estate entities	1,938	938
Deferred rents	(170)	(1,067)
Deferred income taxes	—	278
Deferred interest payable	714	736
Depreciation and amortization expense	10,188	10,405
Amortization of loan costs	580	694
Non-cash amortization of share-based compensation	584	467
Distributions from operations of unconsolidated real estate entities	600	—
Changes in operating assets and liabilities:
Rents and other receivables	(88)	319
Receivables from unconsolidated real estate entities	478	(58)
Deferred leasing costs	(1,004)	(1,393)
Other assets	(1,250)	(143)
Accounts payable and other liabilities	(2,834)	(1,627)
Prepaid rent and deferred revenue	307	(119)
Net cash provided by (used in) operating activities	2,488	(1,706)
Cash flows from investing activities:
Expenditures for improvements to real estate	(5,353)	(2,790)
Reimbursements of development costs	50	500
Proceeds from sale of condominiums	5,718	13,555
Return of capital from unconsolidated real estate entities	10,246	10,017
Contributions to unconsolidated real estate entities	(3,069)	(13,575)
Net cash provided by investing activities	7,592	7,707
Cash flows from financing activities:
Proceeds from equity offering, net of expenses	—	15,133
Contributions by noncontrolling interests	1,845	338
Principal payments of mortgage loans	(28,810)	(17,280)
Proceeds from mortgage loans	20,940	261
Payment of loan costs	(374)	—
Change in restricted cash	4,140	2,779
Net cash (used in) provided by financing activities	(2,259)	1,231
Net increase in cash and cash equivalents	7,821	7,232
Cash and cash equivalents at beginning of period	42,363	35,935
Cash and cash equivalents at end of period	$50,184	$43,167
Supplemental disclosure of cash flow information:
Cash paid for interest, including capitalized interest of $27 and $0, for the nine months ended September 30, 2011 and 2010, respectively	$12,546	$12,962
Supplemental disclosure of non-cash investing and financing activities:
Investments in real estate included in accounts payable and other liabilities	(402)	(959)
Decrease in investments in real estate and accumulated depreciation for removal of fully depreciated improvements	678	644
Decrease in leasing costs and accumulated amortization for removal of fully amortized leasing costs	274	1,014
TPG's share of other comprehensive income from unconsolidated entities	(9)	(55)
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Tabular amounts in thousands, except share and per share amounts)

1.	Organization and Description of Business
The terms “Thomas Properties”, “us”, “we”, “our” and "the Company" as used in this report refer to Thomas Properties Group, Inc. ("TPGI") together with our Operating Partnership, Thomas Properties Group, L.P. (the “Operating Company” or "TPG").

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier office properties, property development and redevelopment, and investment and property management activities. Our office properties and related parking garages are located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas and Austin, Texas.

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”). Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interest in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. Mr. James A. Thomas, our Chairman, Chief Executive Officer and President, and affiliates of Mr. Thomas hold limited partnership units in the Operating Partnership. As of September 30, 2011, we held a 74.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

 As of September 30, 2011, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Suburban office; Developable land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land and land held for sale; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California
Metro Studio@Lankershim	Entitlements and pre-development in progress; Office/Studio/Production/Retail	Los Angeles, California

Property table continued on next page.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Type	Location
Unconsolidated properties:
2121 Market Street	Residential and retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office	Reston, Virginia
Reflections II	Suburban office—single tenancy	Reston, Virginia
Four Falls Corporate Center (1)	Suburban office	Conshohocken, Pennsylvania
Oak Hill Plaza (1)	Suburban office	King of Prussia, Pennsylvania
Walnut Hill Plaza (1)	Suburban office	King of Prussia, Pennsylvania
San Felipe Plaza	High-rise office	Houston, Texas
2500 City West	Suburban office	Houston, Texas
Brookhollow Central I-III	Suburban office	Houston, Texas
CityWestPlace	Suburban office and developable land	Houston, Texas
Centerpointe I & II	Suburban office	Fairfax, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
TPG-Austin Portfolio Syndication Partners JV, LP (“Austin Portfolio Joint Venture”):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas
 _________________________

(1)
As previously disclosed, this property was subject to a lender foreclosure action. Subsequent to September 30, 2011, a foreclosure sale occurred whereby TPG/CalSTRS was discharged of all obligations and is no longer the owner of this asset.

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

Principles of Consolidation
The accompanying consolidated financial statements of our company include all the accounts of Thomas Properties Group,

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We also consolidate our Murano residential condominium project. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. After full repayment of the Murano mortgage loan, which has a balance of $16.8 million at September 30, 2011, net proceeds from the project will be distributed, to the extent available, as follows:

i.	First, to the Company as repayment of our first priority capital and a return on such capital, which has a balance of $11.1 million as of September 30, 2011;

ii.	Second, to the Company and our partner equally for repayment of second priority capital and a return on such capital. The Company's share of this tranche is $1.4 million as of September 30, 2011;

iii.	Third, the next $3.0 million to be split equally between the Company and our partner;

iv.	Fourth, to the Company for repayment of our original preferred equity contribution and a return on such capital, which has a balance of $33.8 million as of September 30, 2011;

v.	Fifth, the next $3.0 million to be split equally between the Company and our partner; and

vi.	Any residual amounts will be allocated to the Company and our partner 73% and 27%, respectively.
We were the general partner and held an interest in the Thomas High Performance Green Fund, L.P. ("Green Fund"); the interests not owned by us are reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption through September 16, 2011, at which time we and our partner mutually agreed to dissolve the partnership. The Green Fund did not own any real estate assets.
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
We did not record an impairment for any long-lived assets during the nine months ended September 30, 2011.
Joint Venture Properties Held for Sale
We have identified for disposition certain joint venture assets (both operating properties and land) that do not fit the long-term goals of the Company and our TPG/CalSTRS joint venture. As of September 30, 2011, 2500 City West and two adjacent land parcels, each of which is a joint venture property, were under contract for sale. We are marketing for sale three additional unconsolidated joint venture properties, Brookhollow Central I-III, Centerpointe I & II, and Research Park Plaza I and II. Our investment in these properties is reflected in the "Investments in Unconsolidated Real Estate Entities" caption on our

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheets.
Assets that meet the held for sale criteria are reported at the lower of carrying amount or estimated fair value. Only one of the joint venture properties classified as held for sale had an estimated fair value lower than the carrying amount, which resulted in a write down of the asset but not our joint venture investment, as we determined that the impairment of the joint venture investment recorded in prior periods exceeds our share of the property impairment.
Wholly-Owned Properties Held for Sale
As of September 30, 2011, a 2.2 acre land parcel at Campus El Segundo was under contract for sale, and closed subsequent to quarter-end resulting in net proceeds to the Company of $2.9 million after a loan paydown of $1.3 million and a gain of $1.3 million. The carrying value of land held for sale is disclosed on our consolidated balance sheets as "Improved Land Held for Sale".
Subsequent to September 30, 2011, we entered into a contract to sell a 4,800 square foot retail site at Four Points Centre. As of September 30, 2011, the carrying value of the property of $1.2 million is disclosed as "Investments in Real Estate".
Development Activities
Costs associated with the development and construction of a real estate project are capitalized on our consolidated balance sheets. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to operating properties; in the case of Murano, the costs capitalized are transferred to condominium units held for sale. Cumulative capitalized interest as of September 30, 2011 and December 31, 2010, is $18.5 million and $18.8 million, respectively. During the nine months ended September 30, 2011, interest of $27,000 was capitalized. There was no interest capitalized for the nine months ended September 30, 2010.
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
Recent Accounting Pronouncements
Changes to U.S. generally accepted accounting principles (“GAAP”) are established by the FASB in the form of accounting standards updates ("ASU"s) to the FASB's Accounting Standards Codification. We consider the applicability and impact of all ASUs. Newly issued ASUs not previously disclosed are not listed below as they are expected to have no impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(1) As previously disclosed, this property was subject to a lender foreclosure action. Subsequent to September 30, 2011, a foreclosure sale occurred whereby TPG/CalSTRS was discharged of all obligations and is no longer the owner of this asset.
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
Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of September 30, 2011.

2121 Market Street	50.00%
TPG/CalSTRS:
Austin Portfolio Joint Venture Properties	6.25%
City National Plaza	7.94%
All properties, excluding Austin Portfolio Joint Venture and City National Plaza (1)	25.00%
(1) With respect to Centerpointe I and II, TPG has a 5% interest in the preferred equity and a 25% interest in the residual equity.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in unconsolidated real estate entities as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
TPG/CalSTRS	$1,053	$9,564
Austin Portfolio Joint Venture	9,877	10,726
Subtotal - TPG/CalSTRS and Austin Portfolio Joint Venture	10,930	20,290
2121 Market Street	(2,670)	(2,315)
	$8,260	$17,975

The following is a summary of the investments in unconsolidated real estate entities for the nine months ended September 30, 2011 (in thousands):

Investment balance, December 31, 2010	$17,975
Contributions	3,069
Other comprehensive income	9
Equity in net loss of unconsolidated real estate entities	(1,938)
Distributions	(10,846)
Other	(9)
Investment balance, September 30, 2011	$8,260

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
The total capital commitment to the joint venture was $511.7 million as of September 30, 2011, of which approximately $24.9 million and $13.9 million was unfunded by CalSTRS and us, respectively.
During the second quarter of 2009, TPG/CalSTRS redeemed a 15% membership interest held by a noncontrolling owner in the City National Plaza (“CNP”) partnership. The redemption price of $19.8 million was financed with a promissory note issued by the former partner due in July 2012.
During the first quarter of 2010, CalSTRS, our partner in CNP, acquired all of the property's mezzanine debt. On July 6, 2010, CalSTRS contributed this debt to the equity in TPG/CalSTRS, reducing the leverage on CNP by the full $219.1 million balance on the mezzanine loans. Solely with respect to the interest of TPG/CalSTRS in CNP, CalSTRS' percentage interest increased from 75.0% to 92.1% and TPG's percentage interest decreased from 25.0% to 7.9%. We have had and may continue to have discussions with CalSTRS to obtain an option to participate in up to an additional 17.1% interest in CNP through TPG/CalSTRS.
On October 19, 2010, TPG/CalSTRS invested $40.0 million as new equity in our Centerpointe partnership, which was used to retire $46.6 million of mezzanine debt, realizing a 14.2% discount from the face amount of the debt which included releasing loan reserves of approximately $11.7 million held by the lenders to TPG/CalSTRS to use for capital needs at the property. This new equity, of which the Company contributed $2.0 million or 5%, is treated as preferred equity with a priority on distributions of available project cash and capital proceeds. Prior to February 9, 2012, we have the right to increase our interest percentage in the preferred equity to 25%, and commensurately reduce CalSTRS' interest percentage in preferred equity to 75%, by contributing to the Centerpointe partnership an amount equal to 20% of the face amount of the retired debt, equal to approximately $9.3 million. After February 9, 2012, the Company may be required, at the election of CalSTRS, to increase its interest in the preferred equity to 25%, and commensurately reduce CalSTRS' interest to 75%, by contributing an amount equal to approximately $9.3 million. The contribution to increase our interest percentage would be distributed to CalSTRS. During

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the third quarter of 2011, TPG/CalSTRS elected to pay an alternate repayment amount on the mezzanine loan of $4.4 million reducing the loan balance from $22.2 million to $11.1 million resulting in a discount of $6.7 million from the outstanding balance. This discount was recognized as a gain. We are marketing Centerpointe I and II for sale.
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
In connection with the Austin Portfolio Joint Venture, TPG/CalSTRS is not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture is shared among multiple unrelated parties such that no one party has the power to direct the activities that most significantly impact the joint venture's economic performance. In connection with the Austin Portfolio Joint Venture, we determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture partnership agreement requires either unanimous or majority approval of decisions by the respective partners. As of September 30, 2011, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:

(1)	Our equity investment in the various properties controlled by TPG/CalSTRS and the Austin Portfolio Joint Venture as of September 30, 2011, which was $10.9 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of September 30, 2011, we had total receivables of $1.4 million and $0.9 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively.

(3)
Our unfunded capital commitment to the TPG/CalSTRS joint venture was $13.9 million as of September 30, 2011. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of September 30, 2011, however, TPG has committed to advance funds to the Austin Portfolio Joint Venture under a senior secured priority credit facility established and funded on a pro rata basis by all of the Austin Portfolio Joint Venture partners, of which our unfunded share is $0.5 million. As of September 30, 2011, approximately $51.5 million of the priority credit facility has been advanced by the partners, of which the Company has advanced $3.2 million. We expect the remaining $8.5 million available under the senior secured priority credit facility to be funded in January 2012, of which our share is $0.5 million. The funds advanced under the priority credit facility have a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza, and Walnut Hill Plaza matured and became due in full. The borrowers under these loans elected not to make payment on these loans, resulting in a loan default. On June 23, 2011, the Court of Common Pleas of Montgomery County, Pennsylvania approved an order for the appointment of a receiver. Additionally, the Court approved, and judgment in mortgage foreclosure was entered in favor of the lenders. Subsequent to September 30, 2011, a foreclosure sale occurred whereby the borrowers were discharged of all obligations and are no longer the owner of these assets. These loans were non-recourse to the borrowers and the Company.
We do not believe that the loss of our equity interests in these properties or our fee revenue from these properties will have a material effect on our business or results of operations. We recognized property management fees from these properties of $0.2 million and $0.3 million and investment loss of $1.1 million and $1.3 million, net of elimination, for the nine months ended September 30, 2011 and 2010, respectively.
As of September 30, 2011, 2500 City West and two adjacent land parcels, each of which is a joint venture property, were under contract for sale. We are marketing for sale three additional joint venture properties; Brookhollow Central I-III,

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Centerpointe I & II, and Research Park Plaza I and II. Except for Brookhollow Central I-III, these properties are reflected in "Investments in Real Estate - Held for Sale" on the balance sheets that follow. Assets that meet the held for sale criteria are reported at the lower of carrying amount or estimated fair value. It is not expected that the Research Park Plaza I and II carrying costs would be recovered upon a sale, and therefore an impairment of $5.0 million was recorded at the asset level during the second quarter of 2011, but not our joint venture investment, as we determined that the impairment of the joint venture investment recorded in prior periods exceeds our share of the property impairment as of September 30, 2011.
Following is summarized financial information for the unconsolidated real estate entities as of September 30, 2011 and December 31, 2010 and for the nine months ended September 30, 2011 and 2010 (in thousands):

Summarized Balance Sheets
 (Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Investments in real estate, net	$1,915,510	$1,948,348
Investments in real estate - held for sale	251,619	252,194
Receivables including deferred rents, net	104,019	90,398
Deferred leasing and loan costs, net	105,806	116,228
Other assets	53,698	71,490
Assets associated with discontinued operations (1)	11,571	24,203
Total assets	$2,442,223	$2,502,861
LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,755,101	$1,732,135
Below market rents, net	36,232	47,317
Accounts payable and other liabilities	91,896	87,467
Liabilities associated with discontinued operations (1)	192,505	208,342
Total liabilities	2,075,734	2,075,261
Owners’ equity including $81 and $128 of other comprehensive loss as of September 30, 2011 and December 31, 2010, respectively	366,489	427,600
Total liabilities and owners’ equity	$2,442,223	$2,502,861

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$73,854	$71,298	$214,687	$213,920
Expenses:
Operating and other expenses	37,669	37,563	108,761	110,101
Interest expense	26,402	26,114	80,463	73,476
Depreciation and amortization	28,787	24,804	77,068	76,009
Total expenses	92,858	88,481	266,292	259,586
Gain on early extinguishment of debt	—	2,261	—	2,261
Equity in net income of unconsolidated real estate entities	—	10	—	64
Income (loss) from discontinued operations (1)	10,197	2,373	7,184	(600)
Net loss	$(8,807)	$(12,539)	$(44,421)	$(43,941)
Thomas Properties’ share of net loss, prior to intercompany eliminations	$(946)	$(133)	$(3,844)	$(3,770)
Intercompany eliminations	593	671	1,906	2,832
Equity in net (loss) income of unconsolidated real estate entities	$(353)	$538	$(1,938)	$(938)

Included in the preceding summarized balance sheets as of September 30, 2011 and December 31, 2010, are the following balance sheets of TPG/CalSTRS, LLC (in thousands) (unaudited):

	September 30, 2011	December 31, 2010

ASSETS
Investments in real estate, net	$947,429	$966,355
Investments in real estate - held for sale	180,793	175,389
Receivables including deferred rents, net	81,848	70,964
Investments in unconsolidated real estate entities	42,086	44,087
Deferred leasing and loan costs, net	65,783	66,879
Other assets	35,725	50,968
Assets associated with discontinued operations (1)	10,766	23,460
Total assets	$1,364,430	$1,398,102
LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$903,032	$901,530
Other liabilities	63,462	53,302
Liabilities associated with discontinued operations (1)	139,185	154,114
Total liabilities	1,105,679	1,108,946
Members’ equity:
Thomas Properties, including $16 and $25 of other comprehensive loss as of September 30, 2011 and December 31, 2010, respectively	17,607	26,555
CalSTRS, including $48 and $77 of other comprehensive loss as of September 30, 2011 and December 31, 2010, respectively	241,144	262,601
Total members’ equity	258,751	289,156
Total liabilities and members’ equity	$1,364,430	$1,398,102

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information by real estate entity for the three months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (2)	$1,001	$45,793	$27,222	$(162)	$73,854
Expenses:
Operating and other expenses	384	25,164	12,554	(433)	37,669
Interest expense	286	13,312	13,357	(553)	26,402
Depreciation and amortization	234	13,761	14,792	—	28,787
Total expenses	904	52,237	40,703	(986)	92,858
Income (loss) from continuing operations	97	(6,444)	(13,481)	824	(19,004)
Equity in net loss of unconsolidated real estate entities	—	(2,387)	—	2,387	—
Income from discontinued operations (1)	—	9,161	1,036	—	10,197
Net income (loss)	$97	$330	$(12,445)	$3,211	$(8,807)
Thomas Properties’ share of net income (loss)	$49	$(190)	$(805)	$—	$(946)
Intercompany eliminations					593
Equity in net loss of unconsolidated real estate entities					$(353)

	Three months ended September 30, 2010
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (2)	$934	$45,733	$24,785	$(154)	$71,298
Expenses:
Operating and other expenses	377	25,441	12,285	(540)	37,563
Interest expense	300	13,863	12,218	(267)	26,114
Depreciation and amortization	226	13,591	10,987	—	24,804
Total expenses	903	52,895	35,490	(807)	88,481
Income (loss) from continuing operations	31	(7,162)	(10,705)	653	(17,183)
Gain on early extinguishment of debt	—	2,261	—	—	2,261
Equity in net (loss) income of unconsolidated real estate entities	—	(2,076)	—	2,086	10
Income (loss) from discontinued operations (1)	—	2,454	(81)	—	2,373
Net income (loss)	$31	$(4,523)	$(10,786)	$2,739	$(12,539)
Thomas Properties’ share of net income (loss)	$16	$525	$(674)	$—	$(133)
Intercompany eliminations					671
Equity in net income of unconsolidated real estate entities					$538

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended September 30, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (3)	$3,016	$136,030	$76,127	$(486)	$214,687
Expenses:
Operating and other expenses	1,048	72,870	36,139	(1,296)	108,761
Interest expense	853	41,877	39,285	(1,552)	80,463
Depreciation and amortization	703	40,193	36,172	—	77,068
Total expenses	2,604	154,940	111,596	(2,848)	266,292
Income (loss) from continuing operations	412	(18,910)	(35,469)	2,362	(51,605)
Equity in net (loss) income of unconsolidated real estate entities	—	(6,311)	—	6,311	—
Income (loss) from discontinued operations (1)	—	10,318	(3,134)	—	7,184
Net income (loss)	$412	$(14,903)	$(38,603)	$8,673	$(44,421)
Thomas Properties’ share of net income (loss)	$206	$(1,950)	$(2,100)	$—	$(3,844)
Intercompany eliminations					1,906
Equity in net loss of unconsolidated real estate entities					$(1,938)

	Nine months ended September 30, 2010
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (3)	$2,738	$136,404	$75,239	$(461)	$213,920
Expenses:
Operating and other expenses	1,123	73,363	36,972	(1,357)	110,101
Interest expense	869	36,303	37,061	(757)	73,476
Depreciation and amortization	703	41,140	34,166	—	76,009
Total expenses	2,695	150,806	108,199	(2,114)	259,586
Income (loss) from continuing operations	43	(14,402)	(32,960)	1,653	(45,666)
Gain on early extinguishment of debt	—	2,261	—	—	2,261
Equity in net (loss) income of unconsolidated real estate entities	—	(6,929)	—	6,993	64
Loss from discontinued operations (1)	—	(369)	(231)	—	(600)
Net income (loss)	$43	$(19,439)	$(33,191)	$8,646	$(43,941)
Thomas Properties’ share of net income (loss)	$22	$(1,717)	$(2,075)	$—	$(3,770)
Intercompany eliminations					2,832
Equity in net loss of unconsolidated real estate entities					$(938)
_________________________

(1)	Amounts associated with real estate assets held for sale.

(2)	Total includes interest income of $12 and $22 for the three months ended September 30, 2011, and 2010, respectively.

(3)	Total includes interest income of $41 and $59 for the nine months ended September 30, 2011, and 2010, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Mortgage Loans
A summary of the outstanding mortgage loans as of September 30, 2011 and December 31, 2010 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan, partially guaranteed the Four Points Centre mortgage loan, under which our liability is currently limited to a maximum of $10.9 million, and provided a limited guaranty for the Murano mortgage loan. See footnote 5 to the table below for further details regarding the Murano limited guaranty. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

		Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Secured Debt	Interest Rate at September 30, 2011	As of September 30, 2011	As of December 31, 2010
One Commerce Square mortgage loan (1)	5.67%	$128,940	$130,000	1/6/2016	1/6/2016
Two Commerce Square mortgage loan (2)	6.30%	107,237	107,612	5/9/2013	5/9/2013
Campus El Segundo mortgage loan (3)	LIBOR + 3.75%	17,000	17,000	10/31/2012	10/31/2014
Four Points Centre mortgage loan (4)	LIBOR + 3.50%	23,378	23,687	7/31/2012	7/31/2014
Murano mortgage loan (5)	LIBOR + 3.75%	16,825	22,237	12/15/2013	12/15/2013
Total secured debt		$293,380	$300,536
_________________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	The mortgage loan may be defeased, and beginning February 2012, may be prepaid.

(3)
The interest rate as of September 30, 2011 was 3.99% per annum. The loan has two one-year extension options remaining at our election, subject to our compliance with certain covenants, with a final maturity date of October 31, 2014, if all extension options are exercised. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at October 31, 2013 and October 31, 2014, respectively. The lender has approved the first extension option, which extended the loan to October 31, 2012. Subsequent to September 30, 2011, we made principal reduction payments totaling $2.5 million related to the first extension option. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of September 30, 2011.

(4)
The loan has two one-year extension options at our election subject to certain conditions. As of September 30, 2011, $7.3 million is available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The interest rate as of September 30, 2011 was 3.74% per annum. The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield, among other things. The second option to extend is subject to a 75% loan-to-value ratio, executable leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. As required by the lender, we made a $2.0 million principal reduction due to buildings being less than 35% leased during the quarter ended June 30, 2011. We have provided a repayment and completion guaranty up to 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan, which results in a maximum guarantee of $10.9 million as of September 30, 2011. Upon occurrence of certain events, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events, our maximum liability as guarantor will be reduced to 25% of all sums payable under the loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with during the nine months ended September 30, 2011. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to the office buildings.

(5)
On June 21, 2011, the loan was refinanced with a new mortgage loan in the amount of $21.5 million. At closing, $19.9 million of the loan was funded, with an additional $1.4 million available for funding interest expense and $0.2 million available for leasing costs related to the retail space. The loan bears interest at the one-month LIBOR plus 3.75%, which equated to 3.99% at September 30, 2011. The loan matures on December 15, 2013. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud,

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.
The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at September 30, 2011 and December 31, 2010, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	September 30, 2011	December 31, 2010
One Commerce Square	$4,618	$5,682
Two Commerce Square	4,218	7,325
Murano	93	62
Restricted cash - consolidated properties	$8,929	$13,069

As of September 30, 2011, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2011 (1)	$3,035	$3,035
2012	40,038	4,660
2013	125,219	127,717
2014	1,884	34,762
2015	1,995	1,995
Thereafter	121,209	121,211
	$293,380	$293,380

(1) Subsequent to September 30, 2011, we made principal reduction payments totaling $2.5 million related to the Campus El Segundo mortgage first extension option.

5.	Income (Loss) per Share and Dividends Declared
Basic earnings per share is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accrued during the respective period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating security represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective years. We only present the earnings per share attributable to the common shareholders.
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.
In December 2009, our board of directors suspended our quarterly dividends to common stockholders.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the elements used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2011 and 2010 (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shares	$2,083	$(1,435)	$(4,208)	$(5,321)
Dividends to participating securities	—	—	—	—
Net income (loss) attributable to common shares, net of dividends to participating securities	$2,083	$(1,435)	$(4,208)	$(5,321)
Weighted average common shares outstanding—basic	36,647,394	34,910,415	36,610,178	33,218,238
Weighted average common shares outstanding—diluted	36,873,339	34,910,415	36,610,178	33,218,238
Income (loss) per share—basic and diluted	$0.06	$(0.04)	$(0.11)	$(0.16)
Dividends declared per share	$—	$—	$—	$—

The following elements were anti-dilutive for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, respectively, due to our net loss position and thereby excluded from the calculation of basic and diluted loss per share for those respective periods:

	September 30, 2011	September 30, 2010
Nonvested restricted stock units	448,000	569,000
Vested incentive units	254,000	196,000
Nonvested incentive units	106,000	90,000

6.	Equity
Common Stock and Operating Partnership Units
The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. A Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of September 30, 2011 and December 31, 2010, we held a 74.7% interest in the Operating Partnership.
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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption of a unit in our Operating Partnership will be redeemed together with a share of limited voting stock in accordance with the redemption provisions of the Operating Partnership agreement, and the share of limited voting stock will be canceled and not subject to reissuance.
Incentive Partnership Units
We have issued a total of 1,377,714 incentive units as of September 30, 2011 to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Units in the Operating Partnership and rank pari passu with the Units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Units to the extent of the incentive units’ economic capital account balance. We had 37,094,995 shares of common stock and 12,313,331 Operating Partnership Units outstanding as of September 30, 2011, and 359,934 incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.
Stock Compensation
We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 448,590, remain available for grant as of September 30, 2011, see table below for details. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

September 30, 2011
Total awards authorized for issuance	3,361,906
Less:
Incentive unit grants	1,377,714
Restricted stock grants	968,268
Stock option awards, net of forfeitures	567,334
Awards available for grant	448,590

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Compensation Expense
We recognized non-cash compensation expense and the related income tax benefit for the amortization of restricted stock and phantom stock grant expense as well as the remeasurement of the phantom stock awards at fair value for the three and nine months ended September 30, 2011 as follows (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Restricted Stock and Stock Options:
Compensation expense	$80	$161	$453	$427
Income tax benefit	$31	$64	$179	$169

Phantom Shares:
Compensation expense	$18	$—	$76	$—
Income tax benefit	$7	$—	$30	$—

For the three and nine months ended September 30, 2011, a full valuation allowance was recorded against the income tax benefit.
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
The redemption value of the 359,934 outstanding incentive units not owned by the Company at September 30, 2011 was approximately $0.8 million based on the closing price of the Company’s common stock of $2.28 per share as of September 30, 2011.
A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests' proportionate share of the Company's net income (loss).

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$147,655	$60,136	$207,791
Net loss	(4,208)	(1,267)	(5,475)
Amortization of stock-based compensation	436	148	584
Other comprehensive income recognized	7	2	9
Equity offering costs	(24)	—	(24)
Contributions from noncontrolling interests	—	1,845	1,845
Balance, September 30, 2011	$143,866	$60,864	$204,730

7.	Income Taxes
All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in the state of Texas. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s limited partnership agreement. As of September 30, 2011, we held a 74.7% capital interest in the Operating Partnership. For the nine months ended September 30, 2011, we were allocated a weighted average of 74.7% of the income and losses from the Operating Partnership.
Our effective tax rate for the three and nine months ended September 30, 2011 was (89.4)% and 15.5%, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the non-controlling interests, the valuation allowance related to the Company's deferred tax assets for which no benefit could be provided due to their realization not meeting the “more-likely-than-not” threshold, and an income tax benefit related to the reversal of accrued interest on certain unrecognized tax benefits.
A net deferred tax asset is included in “other assets” on the Company's balance sheet. The Company's existing federal and state net operating loss carryforwards, which existed as of a deemed ownership change in 2007, are subject to the gross annual limitation under Internal Revenue Code Section 382 (“Section 382”), which is $9.9 million per year. The net operating loss carryforwards generated subsequent to the 2007 ownership change are not subject to the Section 382 limitation. As of December 31, 2010, the Company anticipates having net operating loss carryforwards of $24.4 million for federal purposes and $19.2 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2031.
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
FASB ASC 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense, which for the three and nine months ended September 30, 2011 was $(0.3) million and $(0.2) million. We have not recorded any penalties with respect to unrecognized tax benefits. For the nine months ended September 30, 2011, the Company has reported an increase of $1.3 million to our unrecognized tax benefits. In addition, the Company, for the nine months ended September 30, 2011, has recorded as a reduction of income tax expense a reversal of accrued interest of $0.7 million relating to certain unrecognized tax benefits which no longer exist as of September 30, 2011. We do not anticipate any significant increases or decreases to the remaining amounts of the existing unrecognized tax benefits within the next twelve months, other than a reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period will lapse during 2012.
The Company's 2009 federal income tax return is currently under examination by the Internal Revenue Service. No proposed adjustments have been received to date.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value of Financial Instruments
FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of how we measure the estimated fair value of financial assets and liabilities.
The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, other assets, accounts payable and other liabilities approximate fair value. As of September 30, 2011, the estimated fair value of our mortgage loans aggregates $285.6 million compared to the aggregate carrying value of $293.4 million on our consolidated balance sheet.

9.	Commitments and Contingencies
General
We have been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.
In connection with the ownership, operation and management of the real estate properties, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the properties, and we are not aware of any other existing environmental condition with respect to any of the properties that management believes will have a material adverse effect on our assets or results of operations.
A mortgage loan, with an outstanding balance of $17.9 million as of September 30, 2011, secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.
In connection with our Campus El Segundo mortgage loan (see Note 4), we have guaranteed and promised to pay the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating
Partnership, does not do so.
In connection with our Murano mortgage loan (see Note 4), we have agreed to customary nonrecourse carve-outs including guarantees against fraud, misrepresentation and bankruptcy. We have guaranteed payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.
In connection with our Four Points Centre mortgage loan (see Note 4), we have guaranteed in favor of and promised to pay to the lender 46.5% of the principal, interest and any other sum payable under the loan in the event the borrower, a wholly owned entity of our Operating Partnership, does not do so. At September 30, 2011, the outstanding balance was $23.4 million, which results in a maximum guarantee amount based on 46.5% of $10.9 million. Upon the occurrence of certain events, as defined in the repayment and completion guaranty agreement, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under the loan, and upon the occurrence of even further events, as defined, our maximum liability as guarantor will be reduced to 25.0% of all sums payable under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed the core and shell construction. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement.
Insurance
We maintain general liability insurance with limits of $200 million per occurrence and all risk property and rental value insurance with limits of $1.25 billion per occurrence, with terrorism limits of $1.1 billion per occurrence, and flood insurance with a limit of $200 million per occurrence. Our California properties have earthquake insurance with coverage of $200 million per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $200 million annual aggregate.
Metro Studio@Lankershim
Metro Studio@Lankershim is a potential development on land owned by the Los Angeles Metropolitan Transportation Authority. We are currently entitling this property, targeting approximately 1.5 million square feet. The first phase of this transit oriented development is planned to become a television production facility and office space, in accordance with the space

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of NBC Universal. We expect to enter into a long-term ground lease with the Los Angeles Metropolitan
Transportation Authority upon completion of entitlements. We have incurred predevelopment costs of $16.4 million related to this project of which a significant portion will not be reimbursable if the project does not proceed.

10.	Subsequent Events
Subsequent to September 30, 2011, we closed on the sale of 2.2 acre land parcel at Campus El Segundo resulting in net proceeds to the Company of $2.9 million and a gain of $1.3 million. We also entered into a contract to sell a 4,800 square foot retail site at Four Points Centre.
On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza, and Walnut Hill Plaza matured and became due in full. The borrowers under these loans elected not to make payment on these loans, resulting in a loan default. On June 23, 2011, the Court of Common Pleas of Montgomery County, Pennsylvania approved an order for the appointment of a receiver. Additionally, the Court approved, and judgment in mortgage foreclosure was entered in favor of the lenders. Subsequent to September 30, 2011, a foreclosure sale occurred whereby the borrowers were discharged of all obligations and are no longer the owner of these assets. These loans were non-recourse to the borrowers and the Company.

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

Overview and Background
We are a full-service real estate Operating Company that owns, acquires, develops and manages primarily office, as well as mixed-use properties on a nationwide basis. The company’s primary areas of focus are the acquisition and ownership of premier office properties, property development and redevelopment, and property and investment management activities. We conduct our business through our Operating Partnership, of which we own 74.7% as of September 30, 2011 and have control over the major decisions of the Operating Partnership.

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
Development and redevelopment activities. We believe that our development activities present growth opportunities for us over the next several years. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently own interests in four development projects, and TPG/CalSTRS owns one redevelopment property and two development sites. As of September 30, 2011, we had incurred, on a consolidated basis, approximately $96.6 million of costs related to land acquisition, predevelopment and infrastructure that are reflected in "Land Improvements - Development Properties" on our consolidated balance sheet. To the extent that we, or joint ventures we are a partner in, do not proceed with projects as planned, development and/or redevelopment costs would need to be evaluated for impairment.

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
•CityWestPlace (as of June 2006)
•Centerpointe I & II (as of January 2007)
•Fair Oaks Plaza (as of January 2007)
(1) As previously disclosed, this property was subject to a lender foreclosure action. Subsequent to September 30, 2011, a foreclosure sale occurred whereby TPG/CalSTRS was discharged of all obligations and is no longer the owner of this asset.
The following investment entity that held a mortgage loan receivable related to Brookhollow Central was accounted for using the equity method of accounting. The note receivable held by this subsidiary was paid off and this entity was dissolved during the year ended December 31, 2010:

•BH Note B Lender, LLC (as of October 2008, the date of formation)

TPG/CalSTRS, LLC also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007 (“Austin Portfolio Joint Venture Properties”):

•San Jacinto Center
•Frost Bank Tower
•One Congress Plaza
•One American Center
•300 West 6th Street
•Research Park Plaza I & II
•Park Centre
•Great Hills Plaza
•Stonebridge Plaza II
•Westech 360 I-IV
Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010.
Total revenues. Total revenues increased by $3.1 million, or 12.4%, to $28.2 million for the three months ended September 30, 2011 compared to $25.1 million for the three months ended September 30, 2010. The significant components of revenue are discussed below.
Rental revenues. Rental revenue remained consistent for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
Tenant reimbursements. Tenant reimbursements increased by $0.7 million, or 14.0%, to $5.7 million for the three months ended September 30, 2011 compared to $5.0 million for the three months ended September 30, 2010. The increase was primarily attributable to adjustments to our anticipated reimbursement revenue for our Commerce Square properties based on actual results for the nine months ended September 30, 2011.

Parking and other revenues. Parking and other revenues decreased by $0.2 million, or 22.2%, to $0.7 million for the three months ended September 30, 2011 compared to $0.9 million for the three months ended September 30, 2010. The decrease was primarily related to lease termination fees recognized at One Commerce Square during 2010.
Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $4.0 million, or 250.0%, to $5.6 million for the three months ended September 30, 2011 compared to $1.6 million for the three months ended September 30, 2010. The increase was primarily due to incentive fees earned based on the performance results of the separate account program we manage for CalSTRS, offset by a lower level of development management services performed relating to the NBC Universal ("NBCU") project.
Investment advisory, management, leasing and development services revenues - unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest. Revenues from these services increased by $0.6 million, or 16.2%, to $4.3 million for the three months ended September 30, 2011 compared to $3.7 million for the three months ended September 30, 2010. The increase was primarily attributable to higher property management, advisory, leasing commission and developer fee revenues from several properties including City National Plaza and our Houston and Austin portfolios.
 Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. Reimbursement revenue remained consistent for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
Condominium sales. This caption represents the revenue recognized for the Murano condominium units and parking spaces. The decrease of $2.1 million, or 40.4% to $3.1 million for the three months ended September 30, 2011, compared to $5.2 million, for the three months ended September 30, 2010 is due to the settlement of six units in 2011 as compared to nine units in 2010.
Total expenses. Total expenses decreased by $1.0 million or 3.6%, to $26.5 million for the three months ended September 30, 2011, compared to $27.5 million for the three months ended September 30, 2010. The significant components of expense are discussed below.
Property operating and maintenance expense. Property operating and maintenance expenses increased by $0.3 million, or 5.1%, to $6.2 million for the three months ended September 30, 2011 compared to $5.9 million for the three months ended September 30, 2010. The increase was primarily due to an adjustment to certain City of Philadelphia profit and business taxes.
Real estate taxes. Real estate taxes increased by $0.2 million, or 11.8%, to $1.9 million for the three months ended September 30, 2011 compared to $1.7 million for the three months ended September 30, 2010 due to an increase in the property tax rates in Philadelphia.
Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $0.3 million, or 10.0%, to $3.3 million for the three months ended September 30, 2011, compared to $3.0 million for the three months ended September 30, 2010, primarily as a result of higher commission and bonus compensation.
Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursable expenses remained consistent for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.
Cost of condominium sales. The decrease of $1.8 million, or 46.2%, to $2.1 million for the three months ended September 30, 2011 compared to $3.9 million for the three months ended September 30, 2010 is due to the settlement of six units in 2011 as compared to nine units in 2010.
Interest expense. Interest expense decreased by $0.5 million or 10.4% to $4.3 million for the three months ended September 30, 2011 compared $4.8 million for the three months ended September 30, 2010. The decrease was attributable to lower expense on the Murano following the refinance of the debt in June 2011 as well as on our Four Points Centre project following a $2.0 million paydown of the principal.
Depreciation and amortization expense. Depreciation and amortization remained consistent for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
General and administrative. General and administrative expenses increased by $0.5 million, or 14.7%, to $3.9 million for the three months ended September 30, 2011 compared to $3.4 million for the three months ended September 30, 2010. This was primarily due to an increase in accrued bonuses and travel expense.

Equity in net income (loss) of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net income (loss) for the three months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,
	2011	2010
Revenue	$73,854	$71,298
Expenses:
Operating and other expenses	37,669	37,563
Interest expense	26,402	26,114
Depreciation and amortization	28,787	24,804
Total expenses	92,858	88,481
Gain on early extinguishment of debt	—	2,261
Equity in net income of unconsolidated real estate entities	—	10
Income from discontinued operations	10,197	2,373
Net loss	$(8,807)	$(12,539)
Thomas Properties’ share of net loss, prior to intercompany eliminations	$(946)	$(133)
Intercompany eliminations	593	671
Equity in net (loss) income of unconsolidated real estate entities	$(353)	$538

Aggregate revenues for the three months ended September 30, 2011 increased by approximately $2.6 million, or 3.6%, to $73.9 million compared to $71.3 million for the three months ended September 30, 2010. The increase is primarily due to the early termination of a lease, which resulted in termination fee revenue and write-off of related below market rent liability. Aggregate operating and other expenses and interest expense for unconsolidated real estate entities remained consistent for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Depreciation and amortization increased by approximately $4.0 million, or 16.1%, to $28.8 million for the three months ended September 30, 2011 as compared to $24.8 million for the three months ended September 30, 2010. The increase was primarily due to the early termination of a lease and write-off of the respective tenant improvements and deferred lease costs at a property in our Austin portfolio. The gain on extinguishment of debt earned in the three months ended September 30, 2010 was due to the refinancing of the debt at City National Plaza and San Felipe Plaza.
Discontinued operations, which represents assets held for sale (2500 City West and Centerpointe) by our TPG/CalSTRS joint venture, increased by $7.8 million, or 325.0%, to $10.2 million for the three months ended September 30, 2011 compared to $2.4 million for the three months ended September 30, 2010. The increase is primarily due to $6.7 million of gain on extinguishment of debt at Centerpointe I & II.
Provision for income taxes. Provision for income taxes decreased by $1.3 million to a benefit of $1.2 million for the three months ended September 30, 2011, compared to a provision of $0.1 million for the three months ended September 30, 2010. The decrease was primarily due to interest on certain unrecognized tax benefits that no longer exist as of September 30, 2011.
Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010.
Total revenues. Total revenues decreased by $2.0 million, or 2.7%, to $73.4 million for the nine months ended September 30, 2011 compared to $75.4 million for the nine months ended September 30, 2010. The significant components of revenue are discussed below.
Rental revenues. Rental revenue increased by $0.4 million, or 1.8%, to $22.2 million for the nine months ending September 30, 2011 compared to $21.8 million for the nine months ending September 30, 2010. The increase was attributable to two new tenants at Two Commerce Square.
Tenant reimbursements. Tenant reimbursements increased by $1.6 million, or 10.3%, to $17.1 million for the nine months ended September 30, 2011 compared to $15.5 million for the nine months ended September 30, 2010. The increase was primarily attributable to the change of a significant lease at Two Commerce Square from a gross lease to a net lease in the fourth quarter of 2010, in addition to higher reimbursable expenses during 2011.
Parking and other revenues. Parking and other revenues decreased by $0.5 million, or 18.5%, to $2.2 million for the nine months ended September 30, 2011 compared to $2.7 million for the nine months ended September 30, 2010. The decrease was primarily related to lease termination fees recognized at One Commerce Square during 2010.
Investment advisory, management, leasing and development services revenues. This caption represents revenues earned from services provided to unaffiliated entities in which we have no ownership interest. Revenues from these services increased by $2.1 million, or 37.5%, to $7.7 million for the nine months ended September 30, 2011 compared to $5.6 million for the nine months ended September 30, 2010. The increase was primarily due to incentive fees earned based on the performance results of the separate account program we manage for CalSTRS, as well as an increase in commission revenue earned from properties managed on behalf of third parties, offset by a lower level of development management services performed relating to our NBCU project.
Investment advisory, management, leasing and development services revenues - unconsolidated real estate entities. This caption represents revenues earned from services provided to entities for which we use the equity method to account for our ownership interest. Revenues from these services increased by $2.6 million, or 23.4%, to $13.7 million for the nine months ended September 30, 2011 compared to $11.1 million for the nine months ended September 30, 2010. The increase was primarily attributable to higher leasing commission revenues from City National Plaza, and our Houston and Austin portfolios.
 Reimbursement of property personnel costs. This caption represents the reimbursement for property personnel salary, payroll taxes and benefits. Reimbursement revenue increased by $0.2 million, or 4.8%, to $4.4 million for the nine months ended September 30, 2011, compared to $4.2 million for the nine months ended September 30, 2010, primarily due to an increase in accrued bonus compensation in 2011.
Condominium sales. This caption represents the revenue recognized for the Murano condominium units and parking spaces. The decrease of $8.5 million, or 58.2% to $6.1 million for the nine months ended September 30, 2011, compared to $14.6 million, for the nine months ended September 30, 2010 is due to the settlement of 12 units in 2011 as compared to 28 units in 2010.
Total expenses. Total expenses decreased by $3.4 million or 4.2%, to $78.0 million for the nine months ended September 30, 2011, compared to $81.4 million for the nine months ended September 30, 2010. The significant components of expense are discussed below.
Property operating and maintenance expense. Property operating and maintenance expenses decreased by $0.3 million, or 1.6%, to $18.4 million for the nine months ended September 30, 2011 compared to $18.7 million for the nine months ended September 30, 2010. The decrease was primarily due to decreased home owner association fees at the Murano.
Real estate taxes. Real estate taxes increased by $0.4 million, or 7.7%, to $5.6 million for the nine months ended September 30, 2011 compared to $5.2 million for the nine months ended September 30, 2010 due to an increase in the property tax rates in Philadelphia.
Investment advisory, management, leasing and development services expenses. Expenses for these services increased by $1.9 million, or 23.8%, to $9.9 million for the nine months ended September 30, 2011, compared to $8.0 million for the nine months ended September 30, 2010, primarily as a result of higher commission and bonus compensation.
Reimbursable property personnel costs. This caption represents the reimbursement of property personnel salary, payroll taxes and benefits. Reimbursable expenses increased by $0.2 million, or 4.8%, to $4.4 million for the nine months ended September 30, 2011, compared to $4.2 million for the nine months ended September 30, 2010, primarily due to an increase in accrued bonus compensation in 2011.
Cost of condominium sales. The decrease of $6.7 million, or 62.6%, to $4.0 million for the nine months ended September 30, 2011 compared to $10.7 million for the nine months ended September 30, 2010 is due to the settlement of 12 units in 2011, compared to 28 units in 2010.
Interest expense. Interest expense decreased by $0.8 million, or 5.6%, to $13.6 million for the nine months ended September 30, 2011 compared to $14.4 million for the nine months ended September 30, 2010. The decrease was attributable to lower expense on the Murano following the refinance of the debt in June 2011 as well as on our Four Points Centre project following a $2.0 million paydown of the principal.
Depreciation and amortization expense. Depreciation and amortization decreased by $0.2 million, or 1.9%, to $10.2 million for the nine months ended September 30, 2011 compared to $10.4 million for the nine months ended September 30, 2010 due to the accelerated depreciation in 2010 related to a lease termination at Commerce Square.
General and administrative. General and administrative expenses increased by $1.9 million, or 19.2%, to $11.8 million for the nine months ended September 30, 2011 compared to $9.9 million for the nine months ended September 30, 2010. This was primarily due to an increase in salaries, accrued bonus compensation and stock compensation.
Equity in net income (loss) of unconsolidated real estate entities. Set forth below is a summary of the condensed financial information for the unconsolidated real estate entities and our share of net income (loss) for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,
	2011	2010
Revenue	$214,687	$213,920
Expenses:
Operating and other expenses	108,761	110,101
Interest expense	80,463	73,476
Depreciation and amortization	77,068	76,009
Total expenses	266,292	259,586
Gain on early extinguishment of debt	—	2,261
Equity in net income of unconsolidated real estate entities	—	64
Income (loss) from discontinued operations	7,184	(600)
Net loss	$(44,421)	$(43,941)
Thomas Properties’ share of net loss, prior to intercompany eliminations	$(3,844)	$(3,770)
Intercompany eliminations	1,906	2,832
Equity in net loss of unconsolidated real estate entities	$(1,938)	$(938)

Aggregate revenues for the nine months ended September 30, 2011 increased approximately $0.8 million, or 0.4%, to $214.7 million compared to $213.9 million for the nine months ended September 30, 2010. The increase is primarily due to the early termination of a lease, which resulted in termination fee revenue and write-off of related below market rent liability. Aggregate operating and other expenses for unconsolidated real estate entities decreased by $1.3 million, or 1.2%, to $108.8 million for the nine months ended September 30, 2011 compared to $110.1 million for the nine months ended September 30, 2010. The decrease was due primarily to lower real estate taxes resulting from changes in the assessed value of our buildings. Interest expense increased by approximately $7.0 million, or 9.5%, to $80.5 million for the nine months ended September 30, 2011 as compared to $73.5 million for the nine months ended September 30, 2010. The increase was due primarily to increased interest rates associated with the refinancing of our City National Plaza and City West Place properties in the second half of 2010. Depreciation and amortization increased by approximately $1.1 million, or 1.4%, to $77.1 million for the nine months ended September 30, 2011 as compared to $76.0 million for the nine months ended September 30, 2010. The increase was primarily due to the early termination of a lease and write-off of the respective tenant improvements and deferred lease costs at a property in our Austin portfolio offset by a decrease in in-place lease value amortization. The loss in discontinued operations decreased by $7.8 million to $7.2 million income from discontinued operations for the nine months ended September 30, 2011 as compared to a loss of $0.6 million for the nine months ended September 30, 2010. The change in discontinued operations, which represents assets held for sale (2500 City West and Centerpointe) by our TPG/CalSTRS joint venture, was primarily attributable to a $6.7 million gain on extinguishment of debt at Centerpointe.
Provision for income taxes. Provision for income taxes decreased by $1.4 million to a benefit of $1.0 million for the nine months ended September 30, 2011, compared to a provision of $0.4 million for the nine months ended September 30, 2010. The decrease was primarily due to interest on certain unrecognized tax benefits that no longer exist as of September 30, 2011.

Liquidity and Capital Resources
Analysis of liquidity and capital resources
As of September 30, 2011, we have unrestricted cash and cash equivalents of $50.2 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.
We have identified for disposition certain wholly-owned land assets and certain joint venture assets (both operating properties and land) that do not fit the long-term goals of the Company and our TPG/CalSTRS joint venture. As of

September 30, 2011, 2500 City West and two adjacent land parcels, each of which is a joint venture property, were under contract for sale. We are marketing for sale three additional unconsolidated joint venture properties, Brookhollow Central I-III, Centerpointe I & II, and Research Park Plaza I and II. Our investment in these properties is reflected in the "Investments in Unconsolidated Real Estate Entities" caption on our consolidated balance sheets.
Although we anticipate that any such sales would generate sufficient proceeds to pay off any debt or other obligations related to these properties, one or more of these asset sales could result in the recognition of a book loss.
As of September 30, 2011, a 2.2 acre land parcel at Campus El Segundo was under contract for sale, and closed subsequent to quarter end resulting in net proceeds of $2.9 million (after a loan paydown of $1.3 million) and a gain of approximately $1.3 million. The carrying value of land held for sale is disclosed on our consolidated balance sheets as "Improved Land Held for Sale".
Subsequent to September 30, 2011, we entered into a contract to sell a 4,800 square foot retail site at Four Points Centre. As of September 30, 2011, the carrying value of the property is disclosed as "Investments in Real Estate".
There is no debt maturing in our portfolio for the remainder of 2011. With respect to debt maturing in 2012 and thereafter, we will seek to refinance this debt at maturity or retire it through the issuance of securities, as market conditions permit. There can be no assurances that such debt refinancing will be available at the time of such maturities on acceptable terms, if at all, and our cost of capital could increase as a result of any such debt refinancing. If we are unable to obtain debt refinancing for properties in which we own an interest at maturity, we may lose some or all of our equity interests in such properties. Additionally, existing stockholders could experience substantial dilution in the event we are required or choose to issue additional equity capital.
As indicated in the table below under the caption "Contractual Obligations," upon exercise of extension options, we have $3.0 million of scheduled principal payments on consolidated debt remaining in 2011 and $2.2 million in 2012. Subsequent to September 30, 2011, we made principal reduction payments totaling $2.5 million related to the Campus El Segundo mortgage first extension option. We believe that we have sufficient capital to satisfy these payments. See "Contractual Obligations" and the corresponding notes to the table thereunder for further detail. With respect to the debt owed by our unconsolidated real estate entities, upon exercise of extension options, there are no remaining maturities in 2011 and no additional principal payments due in 2011. See "Off-Balance Sheet Arrangements - Indebtedness of Unconsolidated Real Estate Entities."
As of September 30, 2011, we have unfunded capital commitments to our joint venture with CalSTRS of $13.9 million. We are not obligated to fund our share of this capital commitment for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We estimate we will fund $1.8 million in the fourth quarter of 2011 to cover our share of contractual obligations existing at September 30, 2011 for capital improvements, tenant improvements and leasing commissions. The Thomas High Performance Green Fund partnership was dissolved during the quarter, therefore no funding obligation remains.
On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza and Walnut Hill Plaza matured and became due in full. The borrowers elected not to make payment on these loans and they are currently in default. These loans are non-recourse to the borrowers and the Company, both of which do not anticipate making any payments or equity contributions to support the repayment or refinancing of these loans. On June 23, 2011, the Court of Common Pleas of Montgomery County, Pennsylvania approved an order for the appointment of a receiver. Additionally, the Court approved, and judgment in mortgage foreclosure was entered in favor of the lenders. Subsequent to September 30, 2011, a foreclosure sale occurred whereby the borrowers were discharged of all obligations and are no longer the owner of these assets. We do not believe that the loss of our equity interests in these properties will have a material effect on our business or results of operations.
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
We completed construction of the Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia in September 2008. We have closed sales on 232 units as of September 30, 2011. During the three months ended September 30, 2011, we entered into contracts for three units and three parking spaces, had no forfeitures and recognized a gain on sale of approximately $1.0 million. Murano is classified as "Condominium Units Held for Sale" on our consolidated balance sheets.
The amount and timing of costs associated with our development and redevelopment projects is inherently uncertain due to market and economic conditions. We presently intend to fund development and redevelopment expenditures primarily through construction or refurbishment financing.

•
Construction of the Murano was originally financed in part with a construction loan, which was refinanced on June 21, 2011 with a new $21.5 million mortgage loan. At closing, $19.9 million of the loan was funded, with an additional $1.4 million available for funding interest expense and $0.2 million available for leasing costs related to the retail space. It is subject to a maximum balance on certain amortization dates, the first amortization date being December 31, 2011, with a maximum loan balance of $17.2 million. The loan bears interest at the one-month LIBOR plus 3.75% and matures on December 15, 2013. As of September 30, 2011 the loan had a balance of $16.8 million.

•
The two office buildings at our development site at Four Points Centre were financed in part with a construction mortgage loan, which has an outstanding balance as of September 30, 2011 of $23.4 million with additional borrowing capacity of $7.3 million to fund tenant improvements and other project costs. The Four Points Centre loan has a maturity date of July 31, 2012 with two one-year extension options subject to certain conditions. The interest rate on the loan is LIBOR plus 3.5% per annum. Additionally, we have guaranteed 46.5% of the balance of the outstanding principal, interest and any other sum payable under this loan, which results in a maximum guarantee amount of $10.9 million. We also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. As required by the lender, we made a $2.0 million principal reduction payment in June 2011 due to the buildings being less than 35% leased.

•
We have a mortgage loan on our Campus El Segundo project in the amount of $17.0 million. Refer to note (3) to the Contractual Obligations table on page 33 for further detail on this loan. Presently, we have not obtained construction financing for this development project.

•
We are entitling approximately 14.4 acres in Los Angeles, California, for office, production facility, residential and retail uses. The project, called Metro Studio@Lankershim, will include up to approximately 1.5 million square feet. Upon completion of entitlements, the project would be located on a long-term ground lease with the Los Angeles County Metropolitan Transportation Authority, which owns the land, depending on the space requirements of NBCU, the prospective tenant for the project. We have incurred predevelopment costs of $16.4 million related to this project of which a significant portion will not be reimbursable if the project does not proceed.

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
We are also involved in managing the following entitlement projects:

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

Leasing, Tenant Improvement and Capital Needs

In addition to our development and redevelopment projects, our One Commerce Square and Two Commerce Square properties require capital maintenance and expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $8.7 million in capital improvements, tenant improvements, and leasing commissions for Commerce Square collectively, during 2011 through 2013. Additionally, we expect to expend additional amounts in connection with a value-enhancement program at Commerce Square.
During November 2010, subsidiaries of TPG and Brandywine entered into partnership agreements with respect to both One Commerce Square and Two Commerce Square. Brandywine contributed capital of $5 million at closing with the balance to be contributed by December 31, 2012, totaling $25 million of preferred equity in return for a 25% limited partnership interest in each property. The preferred equity will be invested in a value-enhancement program designed to increase rental rates and occupancy at Commerce Square, and to also fund the $8.7 million of existing commitments discussed in the preceding paragraph.
Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.
Contractual Obligations
A summary of our contractual obligations at September 30, 2011 is as follows (in thousands). For loans with extension options, the principal payment is reflected in the table below in the year of original maturity until such time as any extension is executed.

	2011	2012	2013	2014	2015	Thereafter	Total
Regularly scheduled principal payments	$3,035	$2,160	$1,948	$1,884	$1,995	$—	$11,022
Balloon payments due at maturity (1)(2)(3)(4)	—	37,878	123,271	—	—	121,209	282,358
Interest payments—fixed rate debt (5)	3,552	14,205	10,055	7,135	7,024	591	42,562
Interest payments—variable rate debt (5)	—	—	—	—	—	—	—
Capital commitments (6)	1,836	1,779	241	33	—	315	4,204
Operating lease (7)	78	322	335	122	—	—	857
Obligations associated with uncertain tax positions (8)	—	—	—	—	—	—	—
Total	$8,501	$56,344	$135,850	$9,174	$9,019	$122,115	$341,003
 _________________________

(1)
Included within these balloon payments are amounts due under the Four Points Centre mortgage loan, which matures on July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. The loan has an unfunded balance of $7.3 million which is available to fund any remaining project costs. The interest rate on the loan is LIBOR plus 3.50% per annum. The balance of the loan as of September 30, 2011 was $23.4 million. As required by the lender, we made a $2.0 million principal reduction payment in June 2011 due to the buildings being less than 35% leased.

(2)
The Murano mortgage loan has a balance of $16.8 million as of September 30, 2011. The loan bears interest at the one-month LIBOR plus 3.75% and matures on December 15, 2013. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud,  physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

(3)
The Campus El Segundo mortgage loan has a balance of $17.0 million as of September 30, 2011. The loan has remaining two one-year extension options, at our election, subject to our compliance with certain covenants, with a final maturity date of October 31, 2014 if all extension options are exercised. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at October 31, 2013 and October 31,

2014, respectively. The lender has approved the first extension option, which extended the loan to October 31, 2012, and in connection therewith, we made a $2.5 million principal reduction payment subsequent to September 30, 2011. The interest rate as of September 30, 2011 was 3.99% per annum. We have guaranteed 100% of the principal, interest and any other sum payable under this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of September 30, 2011.

(4)
The Two Commerce Square mortgage loan has a balance of $107.2 million as of September 30, 2011 and bears interest at a fixed rate of 6.3%. The loan is amortizing and is expected to have a balance of $106.4 million at maturity on May 9, 2013. There are no extension options available for this loan.

(5)
As of September 30, 2011, 80.5% of our debt was at contractually fixed rates. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 19.5% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.50% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of September 30, 2011, one-month LIBOR was 0.24%.

(6)
Capital commitments of our Company and consolidated subsidiaries include approximately $8.7 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $1.9 million is expected to be paid in 2011. The full amount will be funded by our partner, Brandywine, through preferred equity contributions and is not reflected on the Contractual Obligations table. We have an unfunded capital commitment of $13.9 million to our TPG/CalSTRS joint venture, of which we estimate we will fund $1.8 million in 2011 for contractual obligations existing as of September 30, 2011. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(7)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.

(8)
The obligations associated with uncertain tax provisions in the table above should represent amounts associated with uncertain tax positions related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of September 30, 2011, $14.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, as of September 30, 2011, there is $0.8 million of accrued interest recorded with respect to such unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Remainder of page intentionally left blank.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities
As of September 30, 2011, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50%. We account for these investments using the equity method of accounting.
The table below summarizes the outstanding debt for these properties as of September 30, 2011 (in thousands). None of these loans are recourse to us other than as noted in footnote 4 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at September 30, 2011			Principal Amount	Maturity Date	Maturity Date at End of Extension Options
City National Plaza
Mortgage loan			5.90%	$350,000	7/1/2020	7/1/2020
Note payable to former partner (1)			5.75%	19,758	7/1/2012	7/1/2012
CityWestPlace
Mortgage loan - Buildings I & II			6.16%	120,807	7/6/2016	7/6/2016
Mortgage loan - Buildings III & IV			5.03%	95,000	3/5/2020	3/5/2020
San Felipe Plaza
Mortgage loan			4.78%	110,000	12/1/2018	12/1/2018
2500 City West
Mortgage loan			5.53%	65,000	12/5/2019	12/5/2019
Brookhollow Central I, II and III
Mortgage loan (2) (3)	LIBOR	+	2.63%	38,250	7/21/2013	7/21/2015
2121 Market Street mortgage loan (4)			6.05%	17,899	8/1/2033	8/1/2033
Reflections I mortgage loan			5.23%	21,072	4/1/2015	4/1/2015
Reflections II mortgage loan			5.22%	8,778	4/1/2015	4/1/2015
Centerpointe I & II
Senior mortgage loan (2)	LIBOR	+	0.60%	55,000	2/9/2012	2/9/2012
Mezzanine loan (2) (5)	LIBOR	+	3.26%	11,082	2/9/2012	2/9/2013
Fair Oaks Plaza			5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B			6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A			6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B			6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street			6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II (2)
Senior mortgage loan	LIBOR	+	0.55%	23,560	6/9/2012	6/9/2012
Mezzanine loan	LIBOR	+	2.01%	27,940	6/9/2012	6/9/2012
Stonebridge Plaza II (2)
Senior mortgage loan	LIBOR	+	0.63%	19,800	6/9/2012	6/9/2012
Mezzanine loan	LIBOR	+	1.76%	17,700	6/9/2012	6/9/2012
Austin Portfolio Bank Term Loan (6)	LIBOR	+	3.25%	123,079	6/1/2013	6/1/2014
Austin Senior Secured Priority Facility (7)	10% to 20%			63,454	6/1/2012	6/1/2012
Total outstanding debt of unconsolidated properties, excluding loans subject to mortgage foreclosure				$1,858,479

	Interest Rate at September 30, 2011	Principal Amount	Maturity Date	Maturity Date at End of Extension Options
Loans on properties subject to mortgage foreclosure (8):
Four Falls Corporate Center
Mortgage loan-Note A	6.00%	$42,200	3/6/2010	N/A
Mortgage loan-Note B (9)	6.00%	9,867	3/6/2010	N/A
Oak Hill Plaza/Walnut Hill Plaza
Mortgage loan-Note A	6.00%	35,300	3/6/2010	N/A
Mortgage loan-Note B (10)	6.00%	9,152	3/6/2010	N/A
Total outstanding debt of unconsolidated properties subject to mortgage foreclosure		$96,519
Total outstanding debt of all unconsolidated properties		$1,954,998

The 30 day LIBOR rate for the loans above was 0.24% at September 30, 2011, except for the Austin Bank Term Loan (see footnotes 6 and 7).
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

(3)
As of September 30, 2011, $38.3 million of the loan was funded, with an additional $1.8 million to be funded ratably over the next eight quarters and $15.0 million available for future funding of construction costs related to the redevelopment of Brookhollow Central I. The loan has two one-year extensions, subject to certain conditions.

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

(5)
The loan has a one-year extension option at our election. During the third quarter, the borrower elected to pay an alternate repayment amount of $4.4 million on the mezzanine loan reducing the loan balance from $22.2 million to $11.1 million resulting in a discount of $6.7 million from the outstanding balance. This discount was recognized as a gain.

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

(7)
We and our partners in the Austin Portfolio have committed to fund $60 million of senior priority financing, which is senior to the Austin Portfolio bank loan. $51.5 million of the $60 million commitment has been funded as of September 30, 2011, of which our share is $3.2 million, and is accounted for as equity. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. Accrued interest as of September 30, 2011, was $12.0 million.

(8)
Subsidiaries of TPG/CalSTRS (the “borrowers”) elected not to repay these mortgage loans in the aggregate amount of $96.5 million by the maturity date of March 6, 2010 and therefore, the loans are in default. These loans are non-recourse to the Company. On June 23, 2011, the Court of Common Pleas of Montgomery County, Pennsylvania approved an order for the appointment of a receiver. The borrowers are accruing interest on these loans at 6.0% per annum, in accordance with the Court order. Additionally, the Court approved, and judgment in mortgage foreclosure was entered in favor of the lenders. Subsequent to September 30, 2011, a foreclosure sale occurred whereby the borrowers were discharged of all obligations and are no longer the owner of these assets.

(9)
This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Oak Hill Plaza/Walnut Hill Plaza. See Note (8) above regarding the foreclosure sale.

(10)
This loan is secured by both a subordinate lien on the property and a payment guaranty issued by the special purpose entity which owns Four Falls Corporate Center. See Note (8) above regarding the foreclosure sale.

Cash Flows
Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010
Operating activities - Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Our cash provided by operating activities increased by $4.2 million to $2.5 million for the nine months ended September 30, 2011 compared to a net use of cash of $1.7 million for the nine months ended September 30, 2010. The net loss for the nine months ended September 30, 2011 decreased by $1.7 million to $5.5 million compared to a net loss of $7.2 million for the comparable period. After adjustments for non-cash items and before consideration of changes in operating assets and liabilities, our operations generated an additional $5.0 million for the nine months ended September 30, 2011 compared to the comparable period in 2010. Approximately $4.4 million of the $5.0 million related to incentive fees earned based on the performance of the separate account program we manage for CalSTRS. Cash provided by operations also increased by $0.6 million due to operating distributions received from our 2121 Market Street joint venture. Cash was used predominantly to reduce accounts payable and other liabilities by $2.8 million for the nine months ended September 30, 2011, predominately related to the payment of operating and capital expenses, which were accrued at December 31, 2010.
Investing activities - Our net cash related to investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash provided by investing activities decreased by $0.1 million, to $7.6 million, for the nine months ended September 30, 2011, compared to $7.7 million provided by investing activities for the nine months ended September 30, 2010. The decrease is the result of a decrease in proceeds from the sale of condominiums at our Murano project of $7.9 million due to the settlement of 12 units in 2011, compared to 28 units in 2010. Return of capital distributions from unconsolidated real estate entities increased by $0.2 million to $10.2 million for the nine months ended September 30, 2011 compared to $10.0 million for the nine months ended September 30, 2010. Finally, our expenditures for improvements to real estate also increased by $2.6 million to $5.4 million for the nine months ended September 30, 2011 as a result of our ongoing value enhancement program at our Commerce Square properties. The increases were partially offset by a decrease in contributions to unconsolidated real estate entities of $10.5 million to $3.1 million in the first nine months of 2011 as we made contributions in the prior period necessary to refinance some joint venture property loans.
Financing activities - Our net cash related to financing activities is generally impacted by our borrowings, and capital activities. Net cash provided by (used in) financing activities decreased by $3.5 million to a $2.3 million use of cash for the nine months ended September 30, 2011 compared to a $1.2 million source of cash for the nine months ended September 30, 2010. The decrease was primarily a result of 2010 proceeds of $15.1 million from our "at-the-market" equity offering program whereas there were no such equity sales in the nine months ended September 30, 2011. This is offset by lower principal repayments of $8.8 million on the Murano loan due to fewer settlements in 2011. The new Murano loan refinance proceeds in June 2011 of $19.9 million were used to repay the in-place loan of $19.8 million in full.

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
A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2011, our Company had $57.2 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt, excluding loans on properties subject to mortgage foreclosure of $1.9 billion, of which $316.4 million bears interest at floating rates. As of September 30, 2011, interest rate caps have been purchased for $186.2 million of the floating rate loans.
Our fixed and variable rate consolidated long-term debt at September 30, 2011 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2011	$535	$2,500	$3,035
2012	2,160	37,878	40,038
2013	108,394	16,825	125,219
2014	1,884	—	1,884
2015	1,995	—	1,995
Thereafter	121,209	—	121,209
Total	$236,177	$57,203	$293,380
Weighted average interest rate	5.95%	3.89%	5.55%
We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At September 30, 2011, our variable rate long-term debt represents 19.5% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 19.3% of the weighted average variable rate at September 30, 2011, the net impact would be increased interest costs of $0.4 million per year.
As of September 30, 2011, the estimated fair value of our mortgage loans aggregates $285.6 million, compared to the aggregate carrying value of $293.4 million.

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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the nine months ended September 30, 2011, approximately 21.8% of our revenue has been derived from fees earned from these relationships.
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
As of September 30, 2011, we held interests in 22 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS' interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture's management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
In June 2007, a wholly-owned subsidiary of TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman in relation to the Austin Portfolio Joint Venture. As of September 30, 2011, one-third of the Lehman affiliate's original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.
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
As of September 30, 2011, the 20 largest tenants for properties in which we held an ownership interest collectively leased 34.3% of the rentable square feet of space at properties in which we hold an ownership interest (excluding those properties subject to mortgage foreclosure, such tenants leased space representing 37.5% of the total annualized rent generated by these properties).
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
As of September 30, 2011, $316.4 million of our unconsolidated debt, excluding loans on properties subject to mortgage foreclosure, was at variable interest rates; we have purchased interest rate caps covering $186.2 million of the unconsolidated floating rate loans. The interest rate hedging arrangements we enter into to cap our interest rate exposure involve risks, including that our hedging transactions might not achieve the desired effect in eliminating the impact of interest rate fluctuations, or that counterparties may fail to honor their obligations under these arrangements. As a result, these arrangements may not be effective in reducing our exposure to interest rate fluctuations and this could reduce our revenue, require us to modify our leverage strategy, and adversely affect our expected investment returns.

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
As of September 30, 2011, leases representing 3.0% and 4.4% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties (at 100%), excluding those properties subject to mortgage foreclosure, will expire in 2011 and 2012, respectively. Further, an additional 15.0% of the square feet of these properties was available for lease as of September 30, 2011. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. As a result of the recent downturn in the financial markets, we may experience difficulty refinancing some of our existing debt or obtaining new debt to complete acquisitions. Any additional debt we incur may increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $293.4 million of consolidated debt and $2.0 billion of unconsolidated debt as of September 30, 2011;

•
our lack of consistent cash flow from operating activities, for which we had $2.5 million of positive cash flow from operations for the nine months ended September 30, 2011 compared to a use of cash of $1.7 million for the comparable period in 2010;

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
We have removed or abated asbestos-containing building materials from certain tenant and common areas at our City National Plaza and Brookhollow Central properties. We continue to remove or abate asbestos from various areas of the building structures and as of September 30, 2011, had accrued approximately $1.3 million for estimated future costs of such removal or abatement at these properties.
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
We and our Operating Partnership agreed at the time of our public offering to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 14.8% of annualized rent for properties in which we held an ownership interest as of September 30, 2011. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.
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
We either own or have interests in a number of properties in Southern California, an area especially prone to earthquakes. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, wind insurance on our properties located in wind zones, which includes our Houston and Austin, Texas properties, and terrorism insurance on all of our properties. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons as more specifically excluded under the actual terrorism policies. Some of our policies, like those covering losses due to earthquakes and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover potential losses.
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
Mr. Sischo, our co-Chief Operating Officer, has significant experience in real estate investments including acquisition, financing and capital markets. A departure of either Mr. Thomas or Mr. Sischo could have adverse effects on our joint venture relationship with CalSTRS, including, pursuant to a right granted to CalSTRS in our joint venture agreement, the possible required sale of our joint venture interest to CalSTRS at 97% of fair value, unless within 180 days the Company names a replacement for such departed executive who is reasonably acceptable to CalSTRS.
Our senior management has existing conflicts of interest with us and our public stockholders that could result in decisions adverse to our Company.
In addition to the common stock owned by Mr. Thomas as of September 30, 2011, which is more fully described in the following risk factor, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 24.8% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in 254,304 vested incentive units representing an aggregate 0.5% equity interest in the Operating Partnership and 105,630 unvested incentive units.
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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, or 31.5% of our outstanding voting stock (including outstanding 3,274,146 shares of common stock and restricted stock owned by Mr. Thomas and his affiliates) as of September 30, 2011. These limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. Additionally, our senior executive officers, excluding Mr. Thomas, collectively held an interest in common stock and restricted stock representing an aggregate 3.1% voting interest in our Company.
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

The following Thomas Properties Group, Inc. financial information for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

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
Dated: November 9, 2011

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer