Form 10-K
period 2011-12-31
THOMAS PROPERTIES GROUP INC
filed 2012-03-12
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K
_________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $103,609,812 based on the closing price on the NASDAQ Global Market for such shares on June 30, 2011.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2012
Common Stock, $.01 par value per share	37,294,994
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

THOMAS PROPERTIES GROUP, INC.
FORM 10-K

PART I

ITEM 1.	BUSINESS

General

The terms “Thomas Properties Group,” “TPG”, “we”, “us”, “our Company” and "the Company" refer to Thomas Properties Group, Inc., together with our operating partnership, Thomas Properties Group, L.P. (the “Operating Partnership”). We are a full-service real estate company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our Company’s primary areas of focus are the acquisition and ownership of premier properties, both on a consolidated basis and through strategic joint ventures, property development and redevelopment, and property management activities. Property operations comprise our primary source of cash flow and provide revenue through rental operations, property management, asset management, leasing and other fee income. Our acquisitions program targets properties purchased both for our own account and that of third parties, targeted at core, core plus, and value-add properties. We engage in property development and redevelopment as market conditions warrant both for our own account and that of third parties. As part of our investment management activities, we earn fees for advising institutional investors on property portfolios.

Our properties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas and Austin, Texas. As of December 31, 2011, we own interests in and asset manage 22 operating properties with 11.8 million rentable square feet and provide asset and/or property management services on behalf of third parties for an additional five operating properties with 2.7 million rentable square feet. We also have a direct and indirect ownership interest in a development pipeline of approximately 5.2 million square feet of primarily office development.

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

Partnerships and Joint Ventures: We leverage our property acquisition and development expertise through partnerships and joint ventures. These entities provide us with additional capital for investment, shared risk exposure, and earned fees for asset management, property management, leasing and other services. We are the general partner and hold an ownership interest in TPG/CalSTRS, LLC (“TPG/CalSTRS”), a joint venture with the California State Teachers’ Retirement System (“CalSTRS”), which as of December 31, 2011, owned 7 office properties. Subsequent to December 31, 2011, TPG/CalSTRS closed on the sale of Brookhollow Central I, II, and III. In addition, TPG/CalSTRS is the general partner and holds an interest in a joint venture between TPG/CalSTRS, an affiliate of Lehman Brothers Inc. (“Lehman”) and another institutional investor (the

“Austin Portfolio Joint Venture”), which owns 10 office properties in Austin, Texas.

Development and Redevelopment: We develop and redevelop projects in diversified geographic markets using pre-leasing, guaranteed maximum cost construction contracts and other measures to reduce development risk. We have development properties in El Segundo, California; Philadelphia, Pennsylvania; and Houston and Austin, Texas.

Our Fee Services: In 2006, we were engaged by NBC Universal (“NBCU”) to entitle and master plan approximately 124 acres on their Universal Studios Hollywood backlot. In 2010, we were successful in circulating a draft environmental impact report (“EIR”) for the project for public comment.  With the circulation of this draft EIR, our services under the contract with NBCU ended; although we continued to provide additional services on the project, including processing of a final EIR for the site, subject to a separate agreement between the Company and NBCU. Separately, we were engaged by Korean Air, a subsidiary of Hanjin Group, to entitle and master plan a 2.7 acre site in downtown Los Angeles for 2.5 million square feet of development that consists of office, hotel, residential and retail uses. On March 29, 2011, we secured final Los Angeles City Council approval of the entitlement package, which allows Korean Air to redevelop the full city block site. Our services under this contract with Korean Air have ended.

Recent Developments

Partnerships and Joint Ventures: During 2011, we identified non-strategic assets and marketed them for sale. In November 2011, we completed the sale of 2500 CityWest and two adjacent land parcels in Houston, Texas, each a TPG/CalSTRS joint venture property. TPG/CalSTRS received net proceeds from this transaction of $61.3 million, after closing costs and assumption of mortgage debt, of which TPG's share was $15.3 million. TPG/CalSTRS recorded a gain on sale of $49.7 million, of which TPG's share was $12.4 million. In December 2011, we completed the sale of Centerpointe I & II in Fairfax, Virginia, a TPG/CalSTRS joint venture property. TPG/CalSTRS received net proceeds from this transaction of $54.4 million, after closing costs and repayment of mortgage debt, of which TPG's share was $5.8 million. TPG/CalSTRS recorded a gain on sale of $21.0 million, of which TPG's share was $5.3 million. In January 2012, we completed the sale of Brookhollow Central I, II and III in Houston, Texas, also a TPG/CalSTRS joint venture property. TPG/CalSTRS received net proceeds from this transaction of $30.6 million, after closing costs and repayment of mortgage debt, of which TPG's share was $7.7 million. During the fourth quarter of 2011, TPG/CalSTRS recorded a $7.8 million impairment charge to reduce the book value of the property to the net sales proceeds. TPG's share of the impairment was $1.9 million.
In October 2011, a foreclosure sale, by stipulation with the lender, occurred whereby TPG/CalSTRS was relieved of the obligation to pay the remaining debt and is no longer the owner of Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center in suburban Philadelphia. TPG/CalSTRS recognized a $28.7 million gain upon disposition of these properties, of which TPG's share was $7.2 million.
We were the general partner and held an interest in the Thomas High Performance Green Fund, L.P. ("Green Fund"). In September 2011, we and our partner mutually agreed to dissolve the partnership. The Green Fund did not own any real estate assets.
Consolidated Properties: On June 21, 2011, the partnership that owns Murano, a 302-unit high-rise residential condominium project in downtown Philadelphia, closed on a new first mortgage loan in the amount of $21.5 million. At closing, $19.9 million of the loan was funded, with an additional $1.4 million available for funding interest payments and $0.2 million available for leasing costs related to the retail space. The loan bears interest at the one-month London Inter Bank Offered Rate (“LIBOR”) plus 3.75% and matures on December 15, 2013. The new mortgage loan refinances the prior construction loan that had an outstanding balance of $19.9 million, which was scheduled to mature on July 31, 2011, and was bearing interest at 9.5%. As of December 31, 2011, the balance on this loan has been reduced to $15.5 million with the net proceeds from the sales of condominium units.
In October 2011, we completed the sale of a 2.2 acre land parcel at Campus El Segundo. We received net proceeds from this transaction of $2.9 million, after closing costs and a $1.3 million paydown of the mortgage loan secured by this property. We recorded a gain on sale of $1.3 million. In January 2012, we completed the sale of a 4,800 square foot retail building at Four Points Centre in Austin, Texas. TPG received net proceeds from this transaction of $1.1 million, after closing costs.
We received a breakup fee of $9.0 million from NBC Universal ("NBCU"), which consisted of a $0.5 million credit related to a previous payment by NBCU to TPG and a lump sum payment of $8.5 million paid in the fourth quarter of 2011, in connection with the termination of the MetroStudios@Lankershim development project. We recorded an $8.0 million impairment charge representing the balance of the capitalized expenditures for the project.

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

Insurance

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, pollution legal liability, business interruption and rental loss insurance under policies covering all of the properties which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the California Environmental Protection Agency (“CalEPA”) headquarters building under our blanket policy because the tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so, and we do not insure 816 Congress and Austin Centre under our blanket policy because the third party owner has elected to carry it under its policy). We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. In our opinion, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, wind insurance on our properties located in “tier 1” wind zones, which includes our Houston, Texas properties, and terrorism insurance on all of our properties, in amounts and with deductibles which we believe are commercially reasonable.

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

Employees

As of December 31, 2011, we had 146 employees. None of our employees are subject to a collective bargaining agreement or represented by a union, and we believe that relations with our employees are good. Our executive management team is based in our Los Angeles and Philadelphia offices.

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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the years ended December 31, 2011, 2010 and 2009, approximately 20.4%, 24.8% and 20.2%, respectively, of our revenue has been derived from fees earned from these relationships.
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
As of December 31, 2011, we held interests in 17 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS' interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture's management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
In June 2007, a wholly-owned subsidiary of TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman in relation to the Austin Portfolio Joint Venture. As of December 31, 2011, one-third of the Lehman affiliate's original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.
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
In addition, the Lehman affiliate can require the sale of one Central Business District asset and one suburban asset by the Austin Portfolio Joint Venture at any time after June 1, 2011; further, the Lehman affiliate can require the sale of the balance of the Austin Portfolio Joint Venture assets after June 1, 2012, in each case subject to a right of first offer in favor of the other partners in the Austin Portfolio Joint Venture. The limited partners also have the right to remove the general partner under certain circumstances. These rights could adversely affect TPG/CalSTRS and us.
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
As of December 31, 2011, the 20 largest tenants for properties in which we held an ownership interest collectively leased 35.1% of the rentable square feet of space at properties in which we hold an ownership interest, representing 40.4% of the total annualized rent generated by these properties.

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
Our planned growth strategy includes the acquisition of additional properties as opportunities arise with a focus in the western region of the United States. We regularly evaluate approximately 10 markets in the United States for strategic opportunities to acquire office, mixed-use and other properties. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following significant risks:

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
As of December 31, 2011, leases representing 6.3% and 6.6% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties will expire in 2012 and 2013, respectively. Further, an additional 16.1% of the square feet of these properties was available for lease as of December 31, 2011. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent upheaval in the financial markets, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $289.5 million of consolidated debt and $1.7 billion of unconsolidated debt, of which our share was $200.1 million as of December 31, 2011;

•	our ability to generate consistent cash flow from operating activities, which provided cash of $3.8 million for the year ended December 31, 2011;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We intend to expand our business to new geographic regions where we expect the ownership and management of property to result in favorable risk-adjusted investment returns. In order for us to achieve economies of scale, we generally target ownership of 2 million or more rentable square feet in a market. It may be difficult for us to achieve this level of ownership and our initial entry into a particular market may result in higher administrative expenses for us initially. Presently, we do not possess the same level of familiarity with the development, ownership and management of properties in locations other than the West Coast, Southwest and Mid-Atlantic regions in the United States, which lack of familiarity could adversely affect our ability to own, manage or develop properties outside these regions successfully or at all or to achieve expected performance.
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
We and our Operating Partnership agreed at the time of our initial public offering in 2004 to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 15.4% of annualized rent for properties in which we held an ownership interest as of December 31, 2011. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.
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
Our ability to achieve desired and projected results for growth of our business depends on our ability to generate revenues in excess of expenses, and make scheduled principal payments on debt and fund capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may adversely impact our results of operations and the value of our properties. These events include:

•	vacancies or our inability to rent space on favorable terms;

•	inability to collect rent from tenants;

•	difficulty in accessing credit in the present economic environment, in particular for larger mortgage loans;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including real estate taxes, insurance premiums and utilities;

•	local oversupply, increased competition or reduction in demand for office space;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics; and

•	the significant transaction costs related to property sales.
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
We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, pollution legal liability, business interruption and rental loss insurance under policies covering all of the properties in which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the California Environmental Protection Agency (“CalEPA”) headquarters building because the tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so, and we do not insure 816 Congress and Austin Centre because the third party owner has elected to carry it under its policy). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.
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
Although we have not experienced such a loss to date, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property, including lost revenue from unpaid rent from tenants. In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the property was irreparably damaged. In the event of a significant loss at one or more of the properties covered by our policies, the remaining insurance under the policy, if any, could be insufficient to adequately insure our remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than our current policy.
Risks Related to Our Organization and Structure
Our senior management has existing conflicts of interest with us and our public stockholders that could result in decisions adverse to our Company.
In addition to the common stock owned by Mr. Thomas as of December 31, 2011, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 24.8% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 3.0% equity interest in the Operating Partnership.

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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, and 31.6% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of December 31, 2011. The limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.
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
Although we historically paid quarterly cash dividends on our common stock after our initial public offering until December 2009, and since December 2011 have resumed paying a quarterly cash dividend, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. In December 2009, our board of directors suspended the quarterly dividends to common stockholders. Although the board of directors reinstated the quarterly cash dividend in the fourth quarter of 2011, there is no guarantee that dividend payments will continue. Without dividend payments, the only opportunity to achieve a positive return on an investment in our common stock is if the market price of our common stock appreciates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Ownership Interest Properties

Our properties are located in the West Coast, Southwest, and Mid-Atlantic regions of the United States, consisting primarily of office space and also including mixed-use, multi-family and retail properties. The limited partnership interests held by subsidiaries of Brandywine in One Commerce Square and Two Commerce Square are reflected as noncontrolling interests. We hold a 50% interest in 2121 Market Street; the other 50% interest is held by an entity owned by Philadelphia Management, an unaffiliated Philadelphia-based real estate developer. We have an ownership interest of 25% in TPG/CalSTRS (except for City National Plaza as to which our ownership is 7.9% interest). TPG/CalSTRS holds a 100% ownership interest in seven properties and a 25% interest in ten properties in Austin, Texas. Our indirect interest in the ten properties in Austin is 6.25%.

An overview of these operating properties as of December 31, 2011 is presented below:

Consolidated Properties:	Location	Percentage Interest	Rentable Square Feet (1)	Percent Leased (2)	Annualized Net Rent (3)	Annualized Net Rent Per Leased Square Foot (4)
One Commerce Square	Philadelphia, PA	100.0%	942,866	95.9%	$13,819,000	$15.29
Two Commerce Square	Philadelphia, PA	100.0	953,276	77.7	11,132,000	15.07
Four Points Centre (office buildings)	Austin, TX	100.0	192,062	28.6	612,000	11.14
Four Points Centre (retail)	Austin, TX	100.0	6,600	—	—	—
Total/Weighted Average:			2,094,804	81.1%	$25,563,000	$15.06

Unconsolidated Properties:	Location	Percentage Interest	Rentable Square Feet (1)	Percent Leased (2)	Annualized Net Rent (3)	Annualized Net Rent Per Leased Square Foot (4)
2121 Market Street	Philadelphia, PA	50.0%	154,959	98.2%	$3,046,000	$20.02
City National Plaza	Los Angeles, CA	7.9	2,496,084	88.2	39,714,000	18.27
Reflections I	Reston, VA	25.0	123,546	—	—	—
Reflections II (5)	Reston, VA	25.0	64,253	100.0	1,514,000	23.56
San Felipe Plaza	Houston, TX	25.0	980,472	84.7	11,664,000	14.09
Brookhollow Central I - III	Houston, TX	25.0	806,004	68.2	5,803,000	10.55
City West Place	Houston, TX	25.0	1,473,020	99.0	22,087,000	15.15
Fair Oaks Plaza	Fairfax, VA	25.0	179,688	86.6	2,988,000	19.20
San Jacinto Center	Austin, TX	6.25	410,248	81.1	4,502,000	13.53
Frost Bank Tower	Austin, TX	6.25	535,078	94.7	11,724,000	23.14
One Congress Plaza	Austin, TX	6.25	518,385	89.6	8,194,000	17.64
One American Center	Austin, TX	6.25	503,951	65.6	5,371,000	16.24
300 West 6th Street	Austin, TX	6.25	454,225	74.1	7,280,000	21.62
Research Park Plaza I & II	Austin, TX	6.25	271,882	95.5	5,450,000	20.98
Park Centre	Austin, TX	6.25	203,193	82.4	2,094,000	12.50
Great Hills Plaza	Austin, TX	6.25	139,252	79.2	1,514,000	13.72
Stonebridge Plaza II	Austin, TX	6.25	192,864	90.2	1,860,000	10.69
Westech 360 I-IV	Austin, TX	6.25	175,529	67.5	1,501,000	12.66
Total/Weighted Average:			9,682,633	84.8%	$136,306,000	$16.66
________________________

(1)	For purposes of the tables above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail).

(2)	Percent leased represents the sum of the square footage of the existing leases as a percentage of rentable area described in (1) above.

(3)
Annualized net rent represents the annualized monthly contractual rent under existing leases as of December 31, 2011 (represents 100% of the existing leases even for properties for which our percentage interest is less than 100%). For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses), the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Annualized net rent excludes parking and other revenues, future rent increases, the effect of recognizing rental income on the straight-line method of accounting in accordance with GAAP, lease inducement amortization, and above/below market rent amortization.

(4)	Annualized net rent per leased square foot represents annualized net rent as computed above, divided by the total square footage under lease as of the same date.

(5)
The Reflections II property is solely occupied by a single tenant whose lease expired in 2010, and who continues to occupy the space on a month-to-month basis with an anticipated termination in June 2012.

Significant Tenants

As of December 31, 2011, our portfolio of consolidated properties consists of office space at One Commerce Square, Two Commerce Square and Four Points Centre, and is leased to 78 tenants, many of which are nationally recognized firms in the financial services, accounting and legal sectors. The following table sets forth information regarding significant tenants in our office portfolio, which is any tenant representing greater than 5% of the portfolio, based on total annualized rent for our portfolio as of December 31, 2011:

Tenant	Number of Locations	Annualized Net Rent (1)	% of Annualized Net Rent	Leased Square Feet	% of Leased Square Feet of Portfolio	Weighted Average Remaining Lease Term in Months
PricewaterhouseCoopers LLP	1	$3,837,665	15.01%	214,260	12.62%	40
Macquarie US	2	2,976,384	11.64	248,032	14.61	99
NF Clearing, Inc.	1	2,259,252	8.84	118,908	7.01	43
Reliance Standard Life Insurance Company	1	1,930,378	7.55	124,531	7.34	48
Stradley Ronon Stevens & Young, LLP	1	1,781,684	6.97	103,286	6.08	72
Pew Charitable Trust	1	1,534,335	6.00	82,937	4.89	21
Total/Weighted Average		$14,319,698	56.02%	891,954	52.55%	60
_________
(1) Annualized net rent represents the annualized monthly contractual rent under existing leases as of December 31, 2011 (represents 100% of the existing leases even for properties for which our percentage interest is less than 100%). For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses), the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Annualized net rent excludes parking and other revenues, future rent increases, the effect of recognizing rental income on the straight-line method of accounting in accordance with GAAP, lease inducement amortization, and above/below market rent amortization.

Lease Expirations

The following table presents a summary of lease expirations for our consolidated properties (excluding our unconsolidated properties) for leases in place at December 31, 2011, plus available space, for each of the ten calendar years beginning January 1, 2012. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Years	Total Number of Tenants	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Net Rent (1)	Percentage of Total Annualized Net Rent	Current Net Rent per Square Foot (2)	Net Rent per Square Foot at Expiration (3)
Available	—	397,392	19.0%	$—	—%	$—	$—
2012	13	45,254	2.2	571,000	2.2	12.62	12.79
2013	13	218,427	10.4	3,798,000	14.9	17.39	17.87
2014	9	110,477	5.3	1,698,000	6.6	15.37	16.51
2015	7	404,090	19.3	6,853,000	26.8	16.96	17.95
2016	11	77,783	3.7	1,228,000	4.8	15.79	18.21
2017	7	224,993	10.7	3,548,000	13.9	15.77	17.80
2018	4	26,356	1.3	464,000	1.8	17.62	22.86
2019	4	47,475	2.3	603,000	2.4	12.70	15.94
2020	5	345,461	16.5	4,199,000	16.4	12.15	21.52
2021	3	78,887	3.8	1,154,000	4.5	14.63	19.40
Thereafter	2	118,209	5.5	1,447,000	5.7	12.24	17.92
Total	78	2,094,804	100.0%	$25,563,000	100.0%

The following table presents a summary of lease expirations for our unconsolidated properties (excluding our consolidated properties) for leases in place at December 31, 2011, plus available space, for each of the ten calendar years beginning January 1, 2012. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations.

Years	Total Number of Tenants	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Net Rent (1)	Percentage of Total Annualized Net Rent	Current Net Rent per Square Foot (2)	Net Rent per Square Foot at Expiration (3)
Available	—	1,498,772	15.5%	$—	—%	$—	$—
2012	86	692,924	7.2	11,965,000	8.8	17.27	17.31
2013	65	556,790	5.8	10,094,000	7.4	18.13	18.65
2014	63	1,382,741	14.3	24,891,000	18.3	18.00	18.67
2015	60	675,504	7.0	10,875,000	8.0	16.10	18.29
2016	48	685,720	7.1	10,787,000	7.9	15.73	21.51
2017	27	847,518	8.8	13,497,000	9.9	15.93	20.66
2018	17	606,407	6.3	10,157,000	7.5	16.75	22.53
2019	10	367,790	3.8	8,520,000	6.3	23.17	28.43
2020	6	632,734	6.5	11,686,000	8.6	18.47	24.10
2021	11	892,131	9.2	14,088,000	10.3	15.79	20.41
Thereafter	28	843,602	8.5	9,746,000	7.0	11.55	23.28
Total	421	9,682,633	100.0%	$136,306,000	100.0%
_________

(1)
Annualized net rent represents the annualized monthly contractual rent under existing leases as of December 31, 2011 (represents 100% of the existing leases even for properties for which our percentage interest is less than 100%). For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses), the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Annualized net rent excludes parking and other revenues, future rent increases, the effect of recognizing rental income on the straight-line method of accounting in accordance with GAAP, lease inducement amortization, and above/below market rent amortization.

(2)	Current net rent per square foot represents the annualized rent as computed above divided by total square footage under the lease as of the same date.

(3)	Rent per square foot at expiration represents the annualized rent that will be in place at lease expiration.

Historical Tenant Improvements and Leasing Commissions (1)

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants in our portfolio of consolidated properties for 2011, 2010, and 2009. The information presented assumes all tenant improvements and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they are actually paid.

	For the Year Ended December 31,
	2011	2010	2009
Renewals
Number of leases	8	10	2
Square feet	51,703	145,369	4,804
Tenant improvement costs per square foot	$10.35	$10.63	$—
Leasing commission costs per square foot	$7.97	$10.50	$0.99
Total tenant improvements and leasing commissions:
Cost per square foot	$18.32	$21.13	$0.99
Costs per square foot per year	$2.69	$2.75	$0.76
New Leases (2)
Number of leases	12	4	9
Square feet	153,137	25,307	218,603
Tenant improvement costs per square foot	$28.20	$18.03	$26.29
Leasing commission costs per square foot	$8.52	$8.93	$12.07
Total tenant improvements and leasing commissions:
Cost per square foot	$36.72	$26.96	$38.37
Costs per square foot per year	$4.79	$4.09	$4.42
Total
Number of leases	20	14	11
Square feet	204,840	170,676	223,407
Tenant improvement costs per square foot	$23.69	$11.72	$25.73
Leasing commission costs per square foot	$8.38	$10.27	$11.84
Total tenant improvements and leasing commissions:
Cost per square foot	$32.07	$21.99	$37.56
Costs per square foot per year	$4.31	$2.92	$4.40
_________

(1)	Based on leases executed during the period. Excludes short-term leases one year or less.

(2)	Includes retained tenants that have relocated or expanded into new space.

Development Properties

An overview of our development properties as of December 31, 2011 is presented below.

Pre-Development:	Location	TPGI Percentage Interest	Number of Acres	Actual/Projected Entitlements		Units	Status of Entitlements	TPGI Share
				Potential Property Types	Square Feet			Costs Incurred to Date	Average Cost Per Square Foot	Loan Balance
Campus El Segundo (1)	El Segundo, CA	100.0%	23.9	Office/ Retail/ R&D/ Hotel	1,700,000		Entitled	$57,177	$33.63	$14,500
Four Points Centre	Austin, TX	100.0	252.5	Office/ Retail/ R&D/ Hotel	1,680,000		Entitled	18,149	10.80	—
2100 JFK Boulevard	Philadelphia, PA	100.0	0.7	Office/ Retail/ R&D/ Hotel	366,000		Entitled	4,860	13.28	—
CityWestPlace land	Houston, TX	25.0	25.0	Office/ Retail/ Residential	1,500,000		Entitled	5,336	14.23	—
					5,246,000			$85,522	$19.35	$14,500
Fee Services:
Universal Village (2)	Los Angeles, CA	NA	124.0	Residential/ Retail	180,000	2,937	Pending
Wilshire Grand (3)	Los Angeles, CA	NA	2.7	Office/ Retail/ Residential/ Hotel	2,500,000	100	Entitled

					As of December 31, 2011
Condominium Units Held for Sale	Location	TPGI Percentage Interest		Description	Number of Units Sold To Date	Total Square Feet Sold To Date	Average Sales Price Per Square Foot Sold To Date	Number of Units Remaining To Be Sold (5)	Total Square Feet Remaining To Be Sold	List Price Per Square Foot To Be Sold		Book Carrying Value	Loan Balance
Murano	Philadelphia, PA	73.0%	(4)	43-story for-sale condominium project containing 302 units.	234	262,810	$515	68	88,515	$547 to $1,747	(6)	$45,217	$15,474
 _________________________

(1)
We have completed infrastructure improvements to our Campus El Segundo development site, including installing underground utilities, rough grading, and streetscape improvements. We are currently marketing all phases of the development to prospective tenants and other parties.

(2)
In 2006, we were engaged by NBC Universal (“NBCU”) to entitle and master plan approximately 124 acres on their Universal Studios Hollywood backlot. In 2010, we were successful in circulating a draft environmental impact report (“EIR”) for the project for public comment.  With the circulation of this draft EIR, our services under the contract with NBCU ended; although we continue to provide additional services on the project, including processing of a final EIR for the site, subject to a separate agreement between the Company and NBCU.

(3)
We were engaged by Korean Air to entitle and master plan a 2.7 acre site in downtown Los Angeles for 2.5 million square feet of development that consists of office, hotel, residential and retail uses. On March 29, 2011, we secured final Los Angeles City Council approval of the entitlement package, which allows Korean Air to redevelop the full city block site. Our services under this contract with Korean Air have ended.

(4)	After full repayment of the Murano construction loan, which has a balance of $15.5 million at December 31, 2011, net proceeds from the project will be distributed, to the extent available, as follows:

i.	First, to the Company as repayment of our first priority capital and a return on such capital, which has a balance of $12.0 million as of December 31, 2011;

ii.	Second, to the Company and our partner equally for repayment of second priority capital and a return on such capital. The Company's share of this tranche is $1.5 million as of December 31, 2011;

iii.	Third, the next $3.0 million to be split equally between the Company and our partner;

iv.	Fourth, to the Company for repayment of half of our original preferred equity contribution and a return on such capital, all of which comprises a balance of $26.9 million as of December 31, 2011;

v.	Fifth, the next $3.0 million to be split equally between the Company and our partner;

vi.	Sixth, to the Company for repayment of the final half of the original preferred equity contribution, which has a balance of $8.2 million as of December 31, 2011; and

vii.	Any residual amounts will be allocated to the Company and our partner 73% and 27%, respectively.

(5)
Of the 68 units remaining to sell as of December 31, 2011, 64 units are on high-rise floors with superior views. Subsequent to December 31, 2011, we entered into sales contracts for two additional units.

(6)	The average list price per square foot is $834.

Parking

Our portfolio in which we presently have an ownership interest includes approximately 19,392 vehicle spaces which are revenue generating within on-site and off-site parking facilities. The following table presents an overview of these garage properties as of December 31, 2011.

On-Site/Off-Site Parking	Square Footage	Vehicle Capacity	Vehicles Under Monthly Contract (1)	Percentage of Vehicle Capacity Under Monthly Contract
On-Site Parking (2)	6,260,827	16,907	13,027	77.1%
Off-Site Parking (3)	1,056,000	2,485	2,744	110.4
Total	7,316,827	19,392	15,771	81.3%
_________________________

(1)	Includes vehicle spaces provided to tenants under lease agreements.

(2)
Includes garage space at One Commerce Square and Two Commerce Square in which we have a 100.0% ownership interest, San Felipe Plaza, Brookhollow Central I, II and III, CityWestPlace, and Fair Oaks Plaza, in which we have an indirect 25.0% ownership interest, City National Plaza in which we have an ownership interest of 7.94%, and San Jacinto Center, Frost Bank Tower, One Congress Plaza, One American Center, and 300 West 6thStreet, in which we have an indirect 6.25% ownership interest.

(3)	Includes off-site garage space for City National Plaza in which we have an indirect 7.94% ownership interest.

Our Managed Properties
In addition to our portfolio of operating and development properties in which we hold an ownership interest, we provide asset and/or property management services for five properties on a fee basis for third parties. We provide asset and property management and leasing services to two properties, 800 South Hope Street and 1835 Market Street, through our separate account relationship with CalSTRS. We developed and continue to provide property management services for the CalEPA headquarters building, and we provide property management and leasing services for 816 Congress and Austin Centre on behalf of an affiliate of Lehman. The table below presents an overview of those properties which we manage for third parties as of December 31, 2011. In addition, we provide asset and/or property management services for seven properties held by TPG/CalSTRS and ten properties held by the Austin Portfolio Joint Venture as of December 31, 2011.

Managed Properties	Location	Rentable Square Feet (1)	Percent Leased
800 South Hope Street	Los Angeles, CA	242,176	98.5%
CalEPA Headquarters	Sacramento, CA	950,939	100.0
1835 Market Street	Philadelphia, PA	686,503	87.6
816 Congress	Austin, TX	433,024	77.0
Austin Centre	Austin, TX	360,058	78.5
Total/Weighted Average		2,672,700	90.0%
_________________________

(1)	For purposes of the table above, both on-site and off-site parking are excluded. Total portfolio square footage includes office properties and retail space.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our current executive officers.

Name	Age	Position
James A. Thomas	75	Chairman of the Board, President and Chief Executive Officer
Thomas S. Ricci	54	Executive Vice President
Paul S. Rutter	58	Co-Chief Operating Officer and General Counsel
Randall L. Scott	56	Executive Vice President and Director
John R. Sischo	55	Co-Chief Operating Officer and Director
Diana M. Laing	57	Chief Financial Officer and Secretary
Robert D. Morgan	46	Senior Vice President, Accounting and Administration
Todd L. Merkle	42	Chief Investment Officer

James A. Thomas serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Thomas has served on our Board of Directors since the Company was organized in March 2004. Mr. Thomas founded our predecessor group of entities, and served as the Chairman of the Board and Chief Executive Officer of our predecessor group of entities from 1996 to the commencement of our operations in October 2004. Prior to founding our predecessor group of entities, Mr. Thomas served as a co-managing partner of Maguire Thomas Partners, a national full-service real estate Operating Company from 1983 to 1996. In 1996, Maguire Thomas Partners was divided into two companies with Mr. Thomas forming our predecessor group of entities with other key members of the former executive management at Maguire Thomas Partners. Mr. Thomas also served as Chief Executive Officer and principal owner of the Sacramento Kings National Basketball Association team and the ARCO Arena from 1992 until 1999. He is a member of the Real Estate Roundtable and the National Association of Real Estate Investment Trusts (NAREIT). Mr. Thomas is a current member and a former Chairman of the board of directors of Town Hall Los Angeles, and serves on the board of directors of the SOS Coral Trees, and the National Advisory Council of the Cleveland Marshall School of Law. He serves on the board of trustees of the Ralph M. Parsons Foundation and I Have a Dream Foundation in Los Angeles, Baldwin Wallace College in Cleveland, and St. John’s Health Center Foundation in Santa Monica, California. Mr. Thomas also serves on the board of governors of the Music Center of Los Angeles County. He is a member of the Chairman's Council of the Weingart Center Association, the Colonial Williamsburg National Council, and the Fisher Center Policy Advisory Board. Additionally, Mr. Thomas is the Founder and Chairman of Fixing Angelenos Stuck in Traffic (F.A.S.T.). Mr. Thomas received his Bachelor of Arts degree in economics and political science with honors from Baldwin Wallace College in 1959. He graduated magna cum laude with a juris doctorate degree in 1963 from Cleveland Marshall Law School.

Thomas S. Ricci has served us as an Executive Vice President since April 2004. He served as Senior Vice President of our predecessor group of entities from May 1998 with oversight of business development and development services. From February 1992 through May 1998, Mr. Ricci was the vice president of planning and entitlements at Maguire Thomas Partners, Playa Capital Company division. As a senior executive at Maguire Thomas Partners, Mr. Ricci worked on several large mixed-use and commercial projects. Prior to joining Maguire Thomas Partners in 1987, Mr. Ricci was a Captain in the U.S. Air Force, where he was involved in planning, programming, design and construction of medical facilities at locations in the United States and abroad. Mr. Ricci is currently involved in various civic and professional organizations and serves on the Board of Directors and Executive Committee of the Los Angeles Area Chamber of Commerce and the Board of Trustees of Marymount College in Rancho Palos Verdes, California. Mr. Ricci holds a bachelor of science degree and a bachelor of architecture degree with honors from the New York Institute of Technology.

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

Todd L. Merkle serves us as our Chief Investment Officer. Prior to joining the Company as a Vice President in 2004, Mr. Merkle spent ten years in the investment banking business at the firms of Merrill Lynch, Lehman Brothers and Houlihan Lokey Howard & Zukin, having been based in both New York, NY and Los Angeles, CA.  In this capacity, Mr. Merkle was involved in a variety of investment banking transactions on behalf of both public and private real estate clients, including buy-side and sell-side mergers and acquisitions, special committee representations, fairness opinions, asset and portfolio sales, and public and private equity and debt financings.  Mr. Merkle also spent two years as a corporate finance associate at the Irvine Company in Newport Beach, CA.  Mr. Merkle received a BS in Applied Economics and Business Management from Cornell University.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. This code is publicly available on our web site at www.tpgre.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed by us in a report on Form 8-K.

[space intentionally left blank]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “TPGI”. As of March 8, 2012, there were ten stockholders of record. This figure does not reflect the beneficial ownership of shares held in the name of CEDE & Co. The following table sets forth, for the period indicated, the intra-day high and low per share sales prices in dollars on the NASDAQ Global Market for our common stock.

	High	Low
4th quarter 2011	$3.38	$1.88
3rd quarter 2011	3.50	2.01
2nd quarter 2011	3.71	2.91
1st quarter 2011	4.31	2.76
4th quarter 2010	4.60	3.44
3rd quarter 2010	3.90	2.51
2nd quarter 2010	5.15	3.22
1st quarter 2010	3.35	2.34

The closing price of our common stock as of March 8, 2012 was $4.46.

In November 2011, our board of directors declared a dividend payable in December 2011, of $0.015 per common share. The actual amount and timing of distributions is at the discretion of our board of directors and depends upon our financial condition, and no assurance can be given as to the amounts or timing of future distributions. Factors that could influence our ability to declare and pay dividends are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

There were no issuer purchases of equity securities during the quarter ended December 31, 2011.

During the quarter ended December 31, 2010, we issued 1.5 million shares of common stock in redemption of 1.5 million Operating Partnership units by limited partners. The issuance was not dilutive to capitalization as the common shares were issued on a one-for-one basis pursuant to the terms of the partnership agreement of the Operating Partnership.

Equity compensation plan information is discussed in Item 12 of this report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2006 through December 31, 2011, for the common stock of our Company, NASDAQ Composite Index and the Dow Jones US Real Estate Investments & Services TSM. The stock performance graph assumes an investment of $100.00 in each of our common stock and the two indices, and the reinvestment of any dividends. The historical information reflected in the graph is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last day of each year shown.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Thomas Properties Group, Inc.	$100.00	$68.52	$17.16	$20.07	$28.62	$22.70
NASDAQ Composite	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
Dow Jones US Real Estate Investment & Services TSM	$100.00	$72.08	$28.67	$47.51	$61.02	$48.60

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on a historical basis for our Company.

The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Thomas Properties Group, Inc.
	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Revenues:
Rental	$29,693	$29,230	$29,753	$30,523	$32,646
Tenant reimbursements	22,437	20,187	21,163	25,874	26,371
Parking and other	2,959	3,330	2,988	3,869	3,917
Investment advisory, management, leasing, and development services	8,520	7,703	9,345	7,194	12,750
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	17,862	16,470	15,023	18,263	17,921
Reimbursable property personnel costs	5,810	5,797	5,584	6,079	3,877
Condominium sales	7,700	14,984	30,226	79,758	—
Total revenues	94,981	97,701	114,082	171,560	97,482
Expenses:
Property operating and maintenance	24,589	25,049	25,339	25,608	22,690
Real estate and other taxes	7,469	6,914	7,225	6,482	6,087
Investment advisory, management, leasing, and development services	12,754	12,221	11,910	14,800	13,093
Reimbursable property personnel costs	5,810	5,797	5,584	6,079	3,877
Cost of condominium sales	5,091	10,955	26,492	62,436	—
Interest	17,938	19,239	26,868	22,763	17,721
Depreciation and amortization	13,622	14,128	12,642	11,766	11,604
General and administrative	15,434	14,224	17,082	16,695	17,567
Impairment loss	8,095	4,500	13,000	11,023	—
Total expenses	110,802	113,027	146,142	177,652	92,639
Interest income	35	72	338	2,795	6,014
Equity in net income (loss) of unconsolidated real estate entities	19,951	(1,184)	(16,236)	(12,828)	(14,853)
Gain on sale of real estate	1,258	—	1,214	3,618	4,441
Gain from early extinguishment of debt	—	—	11,921	255	—
Income (loss) before benefit (provision) for income taxes and noncontrolling interests	5,423	(16,438)	(34,823)	(12,252)	445
Benefit (provision) for income taxes	1,429	357	(683)	1,885	(1,221)
Net income (loss)	6,852	(16,081)	(35,506)	(10,367)	(776)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	(1,500)	4,843	11,535	4,683	(249)
Partners in the consolidated real estate entities	508	(234)	2,408	198	122
	(992)	4,609	13,943	4,881	(127)
TPGI share of net income (loss)	$5,860	$(11,472)	$(21,563)	$(5,486)	$(903)
Income (loss) per share-basic and diluted	$0.16	$(0.34)	$(0.86)	$(0.24)	$(0.05)
Dividends declared per share	$0.015	$—	$0.0375	$0.24	$0.24
Weighted average common shares outstanding— basic	36,619,558	33,684,101	25,173,163	23,693,577	20,739,371
Weighted average common shares outstanding— diluted	36,865,286	33,684,101	25,173,163	23,693,577	20,739,371
Cash flows from:
Operating activities	$3,805	$(543)	$(6,935)	$2,216	$45,507
Investing activities	40,487	6,584	22,474	(35,543)	(139,921)
Financing activities	(7,335)	387	(48,627)	(24,297)	156,718

	Thomas Properties Group, Inc.
	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data (at year end):
Investments in real estate, net	$390,673	$412,027	$436,700	$475,885	$461,092
Assets associated with land held for sale	1,107	4,080	4,070	2,780	2,272
Total assets	542,985	540,235	559,403	660,435	713,904
Mortgages, other secured, and unsecured loans	289,523	299,261	316,961	386,670	394,732
Obligations associated with land held for sale	27	1,286	1,288	1,275	1,275
Total liabilities	325,012	332,444	357,058	439,708	478,496
Equity	217,973	207,791	202,345	220,727	235,408
Total liabilities and equity	542,985	540,235	559,403	660,435	713,904

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Background

We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier properties, property development and redevelopment, and investment and property management activities. We conduct our business through our Operating Partnership, of which we own 74.7% as of December 31, 2011 and have control over the major decisions of the Operating Partnership.
The properties we own interests in or manage on behalf of third parties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. As of December 31, 2011, we own interests in and asset manage 22 operating properties with 11.8 million rentable square feet and provide leasing, asset and/or property management services on behalf of third parties for an additional five operating properties with 2.7 million rentable square feet. We also have a direct and indirect ownership interest in a development pipeline of approximately 5.2 million square feet of primarily office development. Additionally, we developed Murano, a 302- unit high-rise residential condominium project in downtown Philadelphia, in which we have closed sales on 234 units as of December 31, 2011.
Dispositions
Three primary objectives of our strategic plan are selling non-core assets that have achieved their maximum value, reducing the size of our development portfolio as a percentage of our total portfolio value and continuing to reduce leverage on our portfolio. During the year ended December 31, 2011 and subsequent to year-end, we were able to advance the achievement of these objectives through targeted dispositions. During the year ended December 31, 2011, we closed on the sales of 2500 CityWest and two adjacent land parcels, and Centerpointe I & II, each a TPG/CalSTRS joint venture office property, which sales resulted in gains to TPG of $12.4 million and $5.3 million, respectively, and TPG's share of net proceeds was $15.3 million and $5.8 million, respectively. In October 2011, TPG completed the sale of a 2.2 acre land parcel at Campus El

Segundo, for which we recorded a gain of $1.3 million and received net proceeds of $2.9 million. Subsequent to December 31, 2011, we closed on the sale of Brookhollow Central I, II and III, a TPG/CalSTRS joint venture property, of which TPG's share of net proceeds was $7.7 million, and we recorded an impairment charge related to Brookhollow Central I, II and III in 2011 to reduce the book value to the net sales proceeds of which our share was $1.9 million. Additionally, in January 2012, we closed on the sale of a 4,800 square foot retail building at Four Points Centre, which resulted in net proceeds to us of $1.1 million.
In October 2011, a foreclosure sale, by stipulation with the lender, occurred whereby TPG/CalSTRS was relieved of the obligation to pay the remaining debt and is no longer the owner of Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center in suburban Philadelphia. TPG's share of the gain on extinguishment of debt was $7.2 million.
As a result of the property dispositions mentioned in the previous paragraphs, and summarized in the table below (in thousands), TPG's share of net proceeds was approximately $33.0 million and TPG's share of mortgage debt was reduced by approximately $43.6 million. Our plan is to redeploy net sales proceeds by acquiring institutional quality assets in high barrier to entry markets to generate recurring cash flow and net operating income growth.

Summary of Property Dispositions:

Property	TPG/CalSTRS Net Proceeds	TPG Share of Net Proceeds	TPG/CalSTRS Gain (Impairment) Recorded in 2011	TPG Share Gain (Loss) Recorded in 2011
Consolidated:
Campus El Segundo	$—	$2,947	$—	$1,258
Four Points Centre (1)	—	1,123	—	(137)
Unconsolidated:
2500 CityWest and two adjacent land parcels	61,347	15,337	49,679	12,420
Centerpointe I & II	54,360	5,834	21,024	5,346
Oak Hill Plaza, Walnut Hill Plaza, Four Falls Corporate Center (2)	—	—	28,686	7,172
Brookhollow Central I, II, and III (3)	30,608	7,652	(7,773)	(1,943)
Total	$146,315	$32,893	$91,616	$24,116
_______________
(1) The property was sold subsequent to year-end. An impairment charge of $0.1 million was recorded in 2011.
(2) Properties were subject to lender foreclosure sale in October 2011 by stipulation with the lender.
(3) The property was sold subsequent to year-end. An impairment charge of $7.8 million was recorded in 2011.
Refinancing
In June 2011, the partnership that owns Murano closed on a new first mortgage loan in the amount of $21.5 million. At closing, $19.9 million of the loan was funded, with an additional $1.4 million available for funding interest payments and $0.2 million available for leasing costs related to the retail space. The loan bears interest at the one-month London Inter Bank Offered Rate (“LIBOR”) plus 3.75% and matures on December 15, 2013. The new mortgage loan refinances the prior construction loan that had an outstanding balance of $19.9 million, was scheduled to mature on July 31, 2011, and carried an interest rate of 9.5%.

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

Investments in real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the buildings and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments related to our estimates of the assets acquired and liabilities assumed. This includes determining the value of the buildings and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated financial statements. These estimates have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to record more value to the buildings as opposed to recording the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts recorded to buildings are depreciated over the estimated lives of the buildings whereas amounts recorded to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to non-market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our consolidated statements of operations.

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

We use the equity method of accounting to account for investments in real estate entities over which we have significant influence, but not control over major decisions. In these situations, the unit of account for measurement purposes is the equity investment and not the real estate. Accordingly, if our joint venture investments meet the other-than-temporary criteria of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 323, “Investments—Equity Method and Joint Ventures” ("ASC 323"), we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of our investment.

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

Refer to the impairment loss discussion in the sections titled "Comparison of the year ended December 31, 2011 to the year ended December 31, 2010" and “Comparison of the year ended December 31, 2010 to the year ended December 31, 2009” found elsewhere herein for further information on the impairment losses recorded in those years.

Revenue recognition. Leases with tenants are accounted for as operating leases. Rental income is recognized as earned based upon the contractual terms of the leases with tenants. Minimum annual rents are recognized on a straight-line basis over the lease term regardless of when the payments are made. The deferred rents asset on our balance sheets represents the aggregate excess rental revenue recognized on a straight-line basis over the cash received under the applicable lease provisions. Our leases generally contain provisions that require tenants to reimburse us for a portion of property operating expenses and real estate related taxes associated with the property. These reimbursements are recognized as revenues in the period the related expenses are incurred. We generally record income on real estate commissions on leases after we satisfy all obligations under the commission agreement. A typical commission agreement provides that we earn 50% of the lease commission upon the execution of the lease agreement by the tenant. The remaining 50% of the lease commission is earned at a later date, usually upon tenant occupancy. The existence of any significant future contingencies will delay recognition of commission revenue until those contingencies are satisfied. In addition, we eliminate lease commissions we charge on our ownership share of rental properties. Investment advisory, property management and development services fees are recognized when earned under the provisions of the related agreements.

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

Income taxes. We are subject to federal income taxes in the United States, and also in states and local jurisdictions in which we operate. We account for income taxes according to FASB ASC 740, “Income Taxes” ("ASC 740"). ASC 740 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

ASC 740-10-25 clarifies the accounting for uncertainty in tax positions and requires that we recognize the impact of a tax position in our financial statements if that position would more likely than not be sustained on audit, based on the technical merits of the position. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

Development and redevelopment activities. We continually evaluate the size, timing and scope of our development and redevelopment initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development or redevelopment properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We own interests in three development projects, Campus El Segundo, Four Points Centre and 2100 JFK Boulevard. Our joint venture with CalSTRS includes one potential development site, CityWestPlace, which is comprised of 25 acres. As of December 31, 2011, we had incurred, on a consolidated basis, approximately $80.3 million of costs related to land acquisition, predevelopment and infrastructure that are reflected in Land improvements-development properties on our balance sheet. To the extent that we, or joint ventures we are a partner in, do not proceed with projects as planned, development and/or redevelopment costs would need to be evaluated for impairment.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. Included in our investment advisory, property management, leasing and development services operations are development fees we earn from unaffiliated third parties related to two separate entitlement projects—Universal Village and Wilshire Grand. The following properties are accounted for using the equity method of accounting (the date of acquisition is listed for each with the exception of 2121 Market Street whose date represents the year it was co-developed with our joint venture partner):

•2121 Market Street (as of 2001)
•City National Plaza (as of January 2003)
•Reflections I (as of October 2004)
•Reflections II (as of October 2004)
•Four Falls Corporate Center (as of March 2005, disposed of October 2011)
•Oak Hill Plaza (as of March 2005, disposed of October 2011)
•Walnut Hill Plaza (as of March 2005, disposed of October 2011)
•San Felipe Plaza (as of August 2005)
•2500 CityWest (as of August 2005, sold November 2011)
•2500 CityWest land (as of December 2005, sold November 2011)
•Brookhollow Central I, II and III (as of August 2005, sold January 2012)
•CityWestPlace (as of June 2006)
•CityWestPlace land (as of June 2006)
•Centerpointe I & II (as of January 2007, sold December 2011)
•Fair Oaks Plaza (as of January 2007)

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
•One Congress Plaza (as of June 2007)
•One American Center (as of June 2007)
•300 West 6th Street (as of June 2007)
•Research Park Plaza I & II (as of June 2007)
•Park Centre (as of June 2007)
•Great Hills Plaza (as of June 2007)
•Stonebridge Plaza II (as of June 2007)
•Westech 360 I-IV (as of June 2007)

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
Overview

The main drivers of our consolidated results of operations are (1) two high-rise office towers, commonly referred to as Commerce Square, located in Philadelphia, Pennsylvania, (2) Murano, a high-rise condominium project, also located in Philadelphia, and (3) our investment advisory, management, leasing and development services business. The table below reflects the change in leasing status of our three consolidated office properties from 2011 to 2010.

			As of December 31,
			2011	2010
	Location	Rentable Square Feet	Percent Leased	Percent Leased
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	95.9%	89.3%
Two Commerce Square	Philadelphia, PA	953,276	77.7	85.2
Four Points Centre (1)	Austin, TX	192,062	28.6	18.3
		2,088,204

(1) We completed the core and shell construction comprising two office buildings during the third quarter of 2008.

We have sold 234 units at Murano as of December 31, 2011. Unit sales decreased from 29 units in 2010 to 14 units in 2011. Fee revenue from our investment advisory, management, leasing and development services business increased $2.2 million or 9.1% for the year ended December 31, 2011 compared to the same period for 2010. Additionally, our net income increased by $17.4 million in 2011 primarily as a result of our share of gain on the sale of two properties by our TPG/CalSTRS joint venture and the gain on extinguishment of debt related to the foreclosure by stipulation with the lender of three properties by our TPG/CalSTRS joint venture.
Revenues
Total revenues decreased by approximately $2.7 million to $95.0 million for the year ended December 31, 2011 from $97.7 million for the year ended December 31, 2010. The decrease was primarily due to the sale of 14 condominium units for the year ended December 31, 2011 compared to the sale of 29 condominium units for the same period in the prior year, which resulted in a decrease of $7.3 million of revenue from condominium sales. This revenue decrease was partially offset by a $2.2 million increase in tenant reimbursements related to a significant tenant at Commerce Square which transitioned from a gross lease to a net lease as well as a new significant tenant also at Commerce Square. Additionally, there was an increase of $2.2 million in revenues from our investment advisory business, primarily as a result of a deferred incentive fee payment related to the sale of Valencia Town Center, a managed property. Finally, our reduced ownership interests in City National Plaza and

Centerpointe I & II allowed us to recognize greater fee revenue from these properties.
Expenses
Total expenses decreased by approximately $2.2 million primarily as a result of the decrease in condominium unit sales, partially offset by an increase in asset impairment charges. In connection with the termination of the MetroStudios@Lankershim development project during the year ended December 31, 2011, we recorded an $8.0 million impairment charge representing the balance of the capitalized expenditures for the project.
Gain on sale of real estate
Gain on sale of real estate of $1.3 million for the year ended December 31, 2011 was due to the sale of a 2.2 acre land parcel at Campus El Segundo. There was no corresponding gain for the previous year.
Equity in net income (loss) of unconsolidated real estate entities
Equity in net income (loss) of unconsolidated real estate entities increased by $21.2 million primarily as a result of the gains on sale or disposition of five TPG/CalSTRS joint venture properties. The Company's share of gain on sale of 2500 CityWest and the adjacent land parcels, and Centerpointe I & II was $12.4 million and $5.3 million, respectively. As a result of the foreclosure, by stipulation with the lender, of Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center in suburban Philadelphia in October 2011, our Company's share of gain was $7.2 million. These gains were offset by our share of impairment charges for Fair Oaks Plaza of $1.6 million, Reflections II of $1.6 million and Brookhollow Central I-III of $1.9 million.
Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Revenue	$273,477	$271,268
Expenses:
Operating and other expenses	139,804	137,023
Interest expense	98,287	91,158
Depreciation and amortization	98,982	96,835
Impairment loss	17,586	—
Total expenses	354,659	325,016
Loss from continuing operations	(81,182)	(53,748)
Gain from extinguishment of debt	—	2,266
Income (loss) associated with real estate held for disposition:
Net loss associated with real estate held for disposition before gain on disposition of real estate, gain on extinguishment of debt and impairment	(1,079)	(11,683)
Gain on disposition of real estate	99,373	—
Gain on extinguishment of debt	6,661	9,528
Impairment loss	(7,773)	—
Net income (loss)	16,000	(53,637)
Thomas Properties’ share of net income (loss)	16,441	(4,659)
Intercompany eliminations	3,510	3,475
Equity in net income (loss) of unconsolidated real estate entities	$19,951	$(1,184)
Benefit (provision) for income taxes
Benefit for income taxes increased by approximately $1.0 million to a benefit of $1.4 million for the year ended December 31, 2011 compared to a benefit of $0.4 million for the year ended December 31, 2010. This change is primarily attributable to the release in the current year of the valuation allowance related to the expected utilization of net operating loss carry-forward which had a full valuation allowance as of December 31, 2010.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
Overview
The company's portfolio of operating office properties consisted of two high-rise office properties, One Commerce Square and Two Commerce Square as well as a suburban office property known as Four Points Centre, for both years ended December 31, 2010 and 2009. There was a decrease in the number of condominium unit sales from 75 units sold in 2009 to 29 units sold in 2010. Additionally, there was a decrease in tenant reimbursements related to a scheduled expiration in June 2009 of a significant lease (Conrail) at Two Commerce Square representing approximately 378,000 rentable square feet, offset by a decrease in refunds to tenants in 2010 as compared to 2009 related to their share of operating expenses. The table below reflects the change in leasing status of our three consolidated office properties from 2010 to 2009.

			As of December 31,
			2010	2009
	Location	Rentable Square Feet	Percent Leased	Percent Leased
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	89.3%	92.6%
Two Commerce Square	Philadelphia, PA	953,276	85.2	86.8
Four Points Centre (1)	Austin, TX	192,062	18.3	17.3
		2,088,204

(1) We completed the core and shell construction comprising two office buildings during the third quarter of 2008.
Revenues
Total revenues decreased by approximately $16.4 million to $97.7 million for the year ended December 31, 2010 from $114.1 million for the year ended December 31, 2009. The decrease was primarily due to the sale of 29 condominium units for the year ended December 31, 2010 compared to the sale of 75 condominium units at Murano for the same period in the prior year, which resulted in a decrease of $15.2 million of revenue from condominium sales. The decrease was due to an accelerated marketing program we entered into in 2009 for the sale of lower priced units, we sold 40 units through this marketing program. We did not have a similar marketing program for the year ended December 31, 2010. Additionally, there was a $1.0 million decrease in tenant reimbursements related to a scheduled expiration in June 2009 of a significant lease (Conrail) at Two Commerce Square representing approximately 378,000 rentable square feet, offset by a decrease in refunds to tenants in 2010 as compared to 2009 related to their share of operating expenses.
Expenses
Total expenses decreased by approximately $33.1 million primarily as a result of the decrease in condominium unit sales expense, interest expense, general and administrative expenses, and asset impairment charges. Condominium unit sale expenses decreased by $15.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, (see previous paragraph). The decrease in interest expense of $7.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to the payoff of mezzanine debt at Two Commerce Square in December 2009, which resulted in a decrease of $8.8 million in interest expense compared to the prior period. Interest expense also decreased at our Murano and Four Points Centre properties as a result of payments made which lowered the principal balances of the related mortgage loans. General and administrative expense decreased by $2.9 million for the year ended December 31, 2010 compared to the same period in the prior year due to a reduction in compensation expense as a result of cost saving measures. We recognized an impairment charge related to our Murano condominium project for the year ended December 31, 2010 that was $8.5 million lower than the impairment recognized in the prior year. The book carrying value of Murano, net of the impairment charges, is reflective of the Company's estimation of future absorption rates and sales prices, which are supported by a third party appraisal. If the actual absorption and sales prices are materially less than the projection, we could potentially need to record additional impairment in future periods.

Gain on sale of real estate
For the year ended December 31, 2009, we recognized a gain of $1.2 million related to the sale of a 1.9 acre land parcel adjacent to our Four Points development project. There was no corresponding gain recognized in the year ended December 31, 2010.
Gain from early extinguishment of debt
For the year ended December 31, 2009, we paid off two mezzanine loans on Two Commerce Square which were scheduled to mature in January 2010. The loans, which had a combined total principal and accrued interest amount of $36.6 million, were paid off for a discounted amount of $25.2 million, resulting in gain from extinguishment of debt of $11.4 million. Additionally, we repaid a loan from our former non-controlling partner in Campus El Segundo during 2009, resulting in the recognition of a gain on early extinguishment of debt of $0.5 million related to this loan in the year ended December 31, 2009. There was no corresponding gain recognized in the year ended December 31, 2010.
Equity in net loss of unconsolidated real estate entities
Our share of the net loss from our unconsolidated real estate entities decreased by $15.0 million, or 92.6%, to a net loss of $1.2 million for the year ended December 31, 2010, compared to a net loss of $16.2 million for the year ended December 31, 2009. The reduction was primarily due to a decrease in impairment charges. In 2009, TPG/CalSTRS recorded an impairment charge of $4.9 million, of which our share was $1.2 million, for its investment in the Austin Joint Venture, which is accounted for by TPG/CalSTRS under the equity method. There was no corresponding impairment charge for the year ended December 31, 2010. Additionally, impairment charges of $59.1 million related to certain properties consolidated by TPG/CalSTRS were recorded in 2009. Our 25% share of these impairment charges was as follows: Four Falls Corporate Center of $3.1 million; Walnut Hill Plaza of $1.4 million and Centerpointe I & II of $10.3 million. There were no impairment charges recorded for these properties for the year ended December 31, 2010. This variance was offset by a $55.2 million reduction in gain on early extinguishment of debt. The 2009 gain on early extinguishment of debt of $67.0 million was related to the capital restructuring at our Austin Joint Venture while the $11.8 million recorded in 2010 was attributable to debt refinancing at City National Plaza, San Felipe Plaza, 2500 CityWest and Centerpointe I & II.
Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net loss and our equity in net loss, after intercompany eliminations, for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Revenue	$271,268	$281,775
Expenses:
Operating and other expenses	137,023	141,302
Interest expense	91,158	90,021
Depreciation and amortization	96,835	102,941
Impairment loss	—	—
Total expenses	325,016	334,264
Loss from continuing operations	(53,748)	(52,489)
Gain from extinguishment of debt	2,266	67,017
Equity in net loss of unconsolidated real estate entities	—	(4,911)
Income (loss) associated with real estate held for disposition:
Net loss associated with real estate held for disposition before gain on extinguishment of debt	(11,683)	(13,709)
Gain on extinguishment of debt	9,528	—
Net loss	(53,637)	(4,092)
Thomas Properties’ share of net loss	(4,659)	(19,794)
Intercompany eliminations	3,475	3,558
Equity in net loss of unconsolidated real estate entities	$(1,184)	$(16,236)
(Provision) benefit for income taxes
Provision for income taxes decreased by $1.1 million or 157.1%, to a benefit of $0.4 million for the year ended

December 31, 2010 compared to a provision of $0.7 million for the year ended December 31, 2009. This change is attributable primarily to the current year reversal of $1.7 million in accrued interest relating to unrecognized tax benefits for which the statute of limitations period has lapsed.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of December 31, 2011, we have unrestricted cash and cash equivalents of $79.3 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through working capital. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.
During the year ended December 31, 2011, we sold several properties including a wholly-owned land parcel at Campus El Segundo for which we received net proceeds of $2.9 million. Additionally, our share of net proceeds from the sale of 2500 CityWest and two adjacent land parcels as well as Centerpointe I & II, all TPG/CalSTRS joint venture properties, was $21.2 million. Subsequent to December 31, 2011, we sold a 4,800 square foot retail building at Four Points Centre for which we received net proceeds of $1.1 million, and our share of net proceeds from the sale of Brookhollow I, II and III, a TPG/CalSTRS joint venture property, was $7.7 million. These sales are summarized in the table below.
Summary of Property Dispositions:

Property	TPG/CalSTRS Net Proceeds	TPG Share of Net Proceeds	TPG/CalSTRS Gain (Impairment) Recorded in 2011	TPG Share of Gain (Loss) Recorded in 2011
Consolidated:
Campus El Segundo	$—	$2,947	$—	$1,257
Four Points Centre (1)	—	1,123	—	(137)
Unconsolidated:
2500 CityWest	61,347	15,337	49,679	12,420
Centerpointe I & II	54,360	5,834	21,024	5,346
Oak Hill Plaza, Walnut Hill Plaza, Four Falls Corporate Center (2)	—	—	28,686	7,172
Brookhollow Central I, II, and III (3)	30,608	7,652	(7,773)	(1,943)
Total	$146,315	$32,893	$91,616	$24,115
______________
(1) The property was sold subsequent to year-end. An impairment charge of $0.1 million was recorded in 2011.

(2)	Properties were subject to lender foreclosure sale in October 2011 by stipulation with the lender.

(3)	The property was sold subsequent to year-end. An impairment charge of $7.8 million was recorded in 2011.
The only loans in our portfolio with maturity dates in 2012 without extension options are secured by properties held by unconsolidated real estate entities. Specifically, Research Park Plaza I and II and Stonebridge Plaza II, two properties located in suburban Austin, have loans maturing on June 9, 2012, totaling $51.5 million and $37.5 million, respectively, of which our share is $3.2 million and $2.3 million, respectively. We intend to extend or refinance these loans, which may require some level of additional capital. Additionally, there is a note payable to a former unaffiliated partner at City National Plaza of $19.8 million, of which our share is $1.6 million, due on July 1, 2012. We intend to satisfy our share of this obligation from our available cash.
We will seek to refinance debt maturing after 2012 or retire it through the issuance of securities, as market conditions permit.
We have $2.2 million of scheduled principal payments on consolidated debt in 2012 and $1.9 million in 2013. We believe that we have sufficient capital to satisfy these obligations when due.
On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the

“borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza and Walnut Hill Plaza matured and became due in full. The borrowers elected not to make payment on these loans. These loans were non-recourse to the borrowers and the Company. In June 2011, the Court of Common Pleas of Montgomery County, PA approved the appointment of a Receiver. In October 2011, a foreclosure sale occurred whereby TPG/CalSTRS was relieved of the obligation to pay the remaining debt and is no longer the owner of Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center. TPG/CalSTRS recognized a $28.7 million gain upon disposition of these properties, of which TPG's share was $7.2 million.
As of December 31, 2011, we have unfunded capital commitments to TPG/CalSTRS of $13.9 million. We are obligated to fund tenant improvements and other capital improvements for properties that were acquired prior to June 1, 2007. We estimate we will fund approximately $2.2 million between 2012 and 2014 to satisfy our share of contractual obligations existing at December 31, 2011 for capital improvements, tenant improvements and leasing commissions.
In November 2011, our board of directors reinstituted a quarterly cash dividend to common stockholders by declaring a dividend payable in December 2011, of $0.015 per common share. Quarterly cash dividends had previously been suspended since December 2009. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our joint venture properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

Development
We own interests in three development projects, Campus El Segundo, Four Points Centre and 2100 JFK Boulevard. TPG/CalSTRS owns one potential development site, CityWestPlace, which is comprised of 25 acres. If we decide to develop any of these land holdings, we anticipate seeking to mitigate our development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. The amount and timing of costs associated with our development projects is inherently uncertain due to market and economic conditions. We presently intend to fund development expenditures primarily through construction and permanent financing.
Leasing, Tenant Improvement and Capital Needs

In addition to our development projects, our One Commerce Square and Two Commerce Square properties require capital maintenance and expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $8.7 million in capital improvements, tenant improvements, and leasing commissions for Commerce Square collectively, during 2012 through 2013. Additionally, we expect to expend additional amounts in connection with a value-enhancement program at Commerce Square. The funding for the $8.7 million of existing commitments and future expenditures under the value-enhancement program are discussed in the paragraph below.
During November 2010, subsidiaries of TPG and Brandywine entered into two partnership arrangements with respect to our One Commerce Square and Two Commerce Square properties. Brandywine has contributed capital of $6.5 million as of December 31, 2011, with the balance to be contributed by December 31, 2012, totaling $25 million of preferred equity in return for a 25% limited partnership interest in each property. The preferred equity will be invested in a value-enhancement program designed to increase rental rates and occupancy at Commerce Square, and to also fund the $8.7 million of existing commitments discussed in the preceding paragraph.
Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at December 31, 2011 is as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Regularly scheduled principal payments	$2,160	$1,946	$1,884	$1,996	$—	$—	$7,986
Balloon payments due at maturity (1)(2)(3)	38,408	121,920	—	—	121,209	—	281,537
Interest payments—fixed rate debt (4)	14,205	10,055	7,135	7,024	591	—	39,010
Interest payments—variable rate debt (4)	—	—	—	—	—	—	—
Capital commitments (5)	2,116	82	40	—	79	236	2,553
Operating lease (6)	322	335	122	—	—	—	779
Obligations associated with uncertain tax positions (7)	—	—	—	—	—	—	—
Total	$57,211	$134,338	$9,181	$9,020	$121,879	$236	$331,865
 _________________________

(1)
Included within these balloon payments are amounts due under the Four Points Centre construction loan, which matures on July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield of 8.0%, among other things. If these requirements are not met, we can pay down the principal balance in an amount sufficient to satisfy these requirements. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. As of December 31, 2011, the property had a net operating loss. We paid down the principal amount of the loan by $2.0 million during the year ended December 31, 2011. The loan has an unfunded balance of $6.8 million which is available to fund any remaining project costs. The interest rate on the loan is LIBOR plus 3.50% per annum. The balance of the loan as of December 31, 2011 was $23.9 million.

(2)
The Murano loan has a balance of $15.5 million as of December 31, 2011. The loan bears interest at the one-month LIBOR plus 3.75% and the interest rate as of December 31, 2011 was 4.1% per annum. The loan is scheduled to mature on December 15, 2013. On June 21, 2011, the prior construction loan was refinanced with a new mortgage loan in the amount of $21.5 million. At closing, $19.9 million of the loan was funded, with an additional $1.4 million available for funding interest expense and $0.2 million available for leasing costs related to the retail space. On each June 30th and December 31st through and including June 30, 2013, the loan is required to be reduced to a stated maximum balance. On June 30, 2012, the next amortization date, we will be required to make a rebalancing payment if the outstanding principal amount plus any undisbursed commitment exceeds $12.9 million. Repayment of this loan is being made with proceeds from the sales of condominium units. TPG is subject to a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

(3)
The Campus El Segundo mortgage loan has a balance of $14.5 million as of December 31, 2011. The loan is scheduled to mature on October 31, 2012 with two one-year extension options remaining, subject to our compliance with certain covenants, with a final maturity date of October 31, 2014. The interest rate as of December 31, 2011 was 4.1% per annum. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at October 31, 2013 and October 31, 2014, respectively. We have guaranteed this loan. We have agreed to certain financial covenants on this loan as the guarantor, with which we were in compliance as of December 31, 2011.

(4)
As of December 31, 2011, 81.4% of our debt was at contractually fixed rates ranging from 5.67% to 6.3%. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 18.6% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.50% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of December 31, 2011, one-month LIBOR was

0.30%.

(5)
Capital commitments of our Company and consolidated subsidiaries include approximately $8.7 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $4.6 million is expected to be paid in 2012. The full amount will be funded by our partner, Brandywine, through preferred equity contributions and is not reflected on the Contractual Obligations table. We have an unfunded capital commitment of $13.9 million to our TPG/CalSTRS joint venture, of which we estimate we will fund $2.0 million in 2012 for contractual obligations existing as of December 31, 2011. We are obligated to fund tenant improvements and other capital improvements for properties that were acquired prior to June 1, 2007.

(6)	Represents the future minimum lease payments on the operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.

(7)
The obligations associated with uncertain tax positions under ASC 740 represents amounts associated with uncertain tax positions related to temporary differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of December 31, 2011, $13.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, as of December 31, 2011, there is $0.3 million of accrued interest recorded with respect to such unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of December 31, 2011, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50.0%. We account for these investments using the equity method of accounting.

The table below summarizes the outstanding debt for these properties as of December 31, 2011 (in thousands). None of these loans are recourse to us other than as noted in footnote 4 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at December 31, 2011			Principal Amount	Maturity Date	Maturity Date at End of Extension Options
City National Plaza
Mortgage loan			5.90%	$350,000	7/1/2020	7/1/2020
Note payable to former partner (1)			5.75%	19,758	7/1/2012	7/1/2012
CityWestPlace
Mortgage loan - Building I & II			6.16%	120,472	7/6/2016	7/6/2016
Mortgage loan - Building III & IV			5.03%	95,000	3/5/2020	3/5/2020
San Felipe Plaza
Mortgage loan			4.78%	110,000	12/1/2018	12/1/2018
Brookhollow Central I, II and III
Mortgage loan (2) (3)	LIBOR	+	2.63%	38,250	7/21/2013	7/21/2015
2121 Market Street mortgage loan (4)			6.05%	17,810	8/1/2033	8/1/2033
Reflections I mortgage loan			5.23%	20,964	4/1/2015	4/1/2015
Reflections II mortgage loan			5.22%	8,733	4/1/2015	4/1/2015
Fair Oaks Plaza			5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B			6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A			6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B			6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street			6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II
Senior mortgage loan (2)	LIBOR	+	0.55%	23,560	6/9/2012	6/9/2012
Mezzanine loan (2)	LIBOR	+	2.01%	27,940	6/9/2012	6/9/2012
Stonebridge Plaza II
Senior mortgage loan (2)	LIBOR	+	0.63%	19,800	6/9/2012	6/9/2012
Mezzanine loan (2)	LIBOR	+	1.76%	17,700	6/9/2012	6/9/2012
Austin Portfolio Bank Term Loan (5)	LIBOR	+	3.25%	124,185	6/1/2013	6/1/2014
Austin Senior Secured Priority Facility (6)	10% to 20%			74,265	6/1/2012	6/1/2012
Total outstanding debt of all unconsolidated properties				$1,738,737
The 30 day LIBOR rate for the loans above was 0.30% at December 31, 2011, except for the Austin Bank Term Loan (see footnotes 5 and 6).
________________________

(1)
During the second quarter of 2009, TPG/CalSTRS redeemed a 15% membership interest held by a noncontrolling owner in the City National Plaza partnership. The redemption price of $19.8 million was financed with a promissory note issued by the former partner and due in 2012. The former partner may extend the maturity date to January 4, 2016 with respect to $0.5 million or more of the principal amount of this promissory note.

(2)
The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans, with the exception of Brookhollow Central I, II and III, for which the interest rate cap agreement is for $20.0 million.

(3)	Subsequent to December 31, 2011, the Brookhollow Central I, II, and III buildings were sold and the mortgage loan was fully paid.

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

(5)
This loan has a one-year extension option at our election. The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin senior secured priority facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan. The LIBOR rate is calculated as a Eurodollar Option Loan.

(6)
We and our partners in the Austin Portfolio have funded $60 million of senior priority financing, which is senior to the Austin Portfolio bank loan. Our share of the funding was $3.8 million, and was accounted for as equity. The Austin senior secured priority facility bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. Accrued interest as of December 31, 2011, was $14.3 million. The facility matures on June 1, 2012. In the event of a maturity default, the exercise of remedies would require the consent of at least two of the three partners/lenders.

Cash Flows
Comparison of year ended December 31, 2011 to year ended December 31, 2010
Cash and cash equivalents were $79.3 million and $42.3 million at December 31, 2011 and 2010, respectively, representing an increase of $37.0 million. The increase was a result of the following changes in cash flows:

	Years ended December 31,
	2011	2010	Increase (Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$3,805	$(543)	$4,348
Net cash provided by investing activities	40,487	6,584	33,903
Net cash (used in) provided by financing activities	(7,335)	387	(7,722)
Net increase in cash and cash equivalents	$36,957	$6,428	$30,529
Net cash provided by operating activities was $3.8 million for the year ended December 31, 2011, which represented an increase of $4.3 million from the net cash used in operations of $0.5 million for the year ended December 31, 2010. The increase was primarily the result of a decrease of $1.2 million in the cash expended on deferred leasing costs, a decrease of $1.0 million in receivables from unconsolidated real estate entities, a decrease of $0.7 million in accounts payable, and an increase of $0.6 million in tenant prepaid rents.
Net cash provided by investing activities increased by $33.9 million to $40.5 million provided by investing activities for the year ended December 31, 2011 compared to $6.6 million provided by investing activities for the year ended December 31, 2010. The increase was primarily due to higher distributions from our unconsolidated real estate entities of $21.3 million resulting from asset sales during the current year in addition to lower contributions to our unconsolidated real estate entities of $11.8 million during the current year. Further, we received a cash breakup fee of $8.5 million in 2011 related to the termination of the MetroStudios@Lankershim development project, and we received proceeds from the sale of a 2.2 acre land parcel at Campus El Segundo. Finally, these cash increases were offset by diminished proceeds of $6.7 million due to 15 fewer condominium unit sales in 2011.
Net cash used in financing activities increased by $7.7 million to $7.3 million for the year ended December 31, 2011 compared to $0.4 million provided by financing activities for the year ended December 31, 2010. The increase was primarily the result of net proceeds of $15.3 million from our “at-the-market” equity offering program during 2010, with no corresponding proceeds during 2011. This increase was partially offset by a reduction in principal payments on the Murano loan, as $6.9 million in cash was used in 2011 to pay down the loan using proceeds from the sales of condominium units, compared to the $14.7 million used in 2010.

Comparison of year ended December 31, 2010 to year ended December 31, 2009
Cash and cash equivalents were $42.3 million as of December 31, 2010 and $35.9 million as of December 31, 2009. The increase was a result of the following changes in cash flows:

	Years ended December 31,
	2010	2009	Increase (Decrease)
	(in thousands)
Net cash used in operating activities	$(543)	$(6,935)	$6,392
Net cash provided by investing activities	6,584	22,474	(15,890)
Net cash provided by (used in) financing activities	387	(48,627)	49,014
Net increase (decrease) in cash and cash equivalents	$6,428	$(33,088)	$39,516

Net cash used in operating activities was $0.5 million for the year ended December 31, 2010, which represented a decrease of $6.4 million from the net cash used in operations of $6.9 million for the year ended December 31, 2009. The decrease was primarily the result of a decrease of $19.4 million in the net loss.
Net cash provided by investing activities decreased by $15.9 million to $6.6 million provided by investing activities for the year ended December 31, 2010 compared to $22.5 million provided by investing activities for the year ended December 31, 2009. The decrease was primarily the result of fewer proceeds from the sale of Murano condominium units of $24.5 million offset by lower expenditures for real estate improvements of $13.5 million.
Net cash provided by financing activities increased by $49.0 million to $0.4 million for the year ended December 31, 2010 compared to $48.6 million utilized in financing activities for the year ended December 31, 2009. The increase was primarily the result of a reduction of principal payments on mortgages and other secured loans of $51.3 million. The reduced payments result from (1) lower payments on the Murano loan of $22.4 million due to fewer unit settlements in 2010, (2) the payoff of an unsecured loan related to our Campus El Segundo project of $3.4 million in 2009 (there were no loan payments in 2010 on this project), and (3) a decrease in payments of $25.0 million on Two Commerce Square as a result of the mezzanine loan payoff in 2009. The increase was offset by a decrease of $7.6 million related to proceeds from mortgages and other secured loans. In 2009, we received draws from the Murano construction loan of $6.9 million to fund the completion of the project with no corresponding draws in 2010, and we received draws from our Four Points Centre construction loan of $1.2 million to fund tenant improvement and related costs. In 2010, we had similar loan draws for Four Points totaling $0.4 million. Additionally, we received net proceeds of $15.3 million from our "at-the-market" equity offering program in 2010 whereas we received net proceeds of $13.1 million from a registered direct equity offering in 2009. Finally, we received $5.0 million from Brandywine as a capital contribution to Commerce Square in 2010, which is reflected in the "Noncontrolling Interest Contributions" caption in the consolidated statements of cash flows.
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

A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of December 31, 2011, our Company had $53.9 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

Our fixed and variable rate consolidated long-term debt at December 31, 2011 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2012	$2,160	$38,408	$40,568
2013	108,392	15,474	123,866
2014	1,884	—	1,884
2015	1,996	—	1,996
2016	121,209	—	121,209
Thereafter	—	—	—
Total	$235,641	$53,882	$289,523
Weighted average interest rate	5.95%	3.96%	5.58%

We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At December 31, 2011, our variable rate long-term debt represents 18.6% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 18.9% of the weighted average variable rate at December 31, 2011, the net impact would be increased interest costs of $0.4 million per year.

Our estimates of the fair value of debt instruments at December 31, 2011 and 2010, respectively, were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of December 31, 2011 and 2010, the estimated fair value of our mortgage and other secured loans and unsecured loan aggregates $284.1 million and $285.6 million, respectively, compared to the aggregate carrying value of $289.5 million and $300.5 million, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2011 and their attestation report is included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.

We have audited Thomas Properties Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Thomas Properties Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Thomas Properties Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Thomas Properties Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2011 of Thomas Properties Group, Inc. and subsidiaries and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 9, 2012

ITEM 9B.	OTHER INFORMATION

None.

[space intentionally left blank]

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors and nominees, our nominating committee process, our audit committee members including our audit committee financial expert(s), and our Section 16(a) beneficial ownership reporting compliance will be included in our definitive Proxy Statement to be filed for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) and is incorporated herein by reference. Information relating to our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation and director compensation required by Item 11 will be included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management required by Item 12 will be included in the 2012 Proxy Statement and is incorporated herein by reference.

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

Under the original Plan, we were allowed to issue up to 1,392,858 shares reserved under the Incentive Plan as either restricted stock awards or incentive unit awards and up to 619,048 shares upon the exercise of options granted pursuant to the Incentive Plan. At the Annual Meeting of Shareholders in May 2007, the shareholders approved an increase in the number of shares of common stock reserved for issuance or transfer under the Plan from 2,011,906 shares to a total of 2,361,906. In addition, the restrictions on the aggregate number of shares that may be issued or transferred with respect to specified awards granted under the Plan were eliminated. At the Annual Meeting of Shareholders in June 2008, the shareholders approved an increase in the number of shares of the common stock reserved for issuance or transfer under the plan from 2,361,906 shares to a total of 3,361,906 shares. Under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant and as of December 31, 2011, 29,065 shares remain available for grant. Restricted shares granted under each of our plans entitle the holder to full voting rights and the holder will receive any dividends paid.

We have no equity compensation plans that were not approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans
Equity compensation plans approved by security holders at December 31, 2011	535,146	(1)	$12.97	479,355	(2)
_________________________

(1)	In addition there were 272,638 vested incentive units outstanding and 87,296 unvested incentive units outstanding in our Operating Partnership under our Incentive Plan at December 31, 2011.

(2)
Consists of 450,290 shares remaining available for grant under the Incentive Plan at December 31, 2011 and 29,065 shares remaining available for grant under the Non-employee director plan at December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the 2012 Proxy Statement and is incorporated herein by reference.

[space intentionally left blank]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
The following consolidated financial information is included as a separate section of this report on Form 10-K:

(b) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Amended and Restated Bylaws of the Registrant. (2)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Registrant. (3)
10.1*	Amended and Restated 2004 Equity Incentive Plan (4)
10.2	Operating Partnership Agreement. (5)
10.3	Master Contribution Agreement entered into by James A. Thomas and the other contributors party thereto. (5)
10.4	Non-employee Directors Restricted Stock Plan. (5)
10.5	Pairing Agreement between the Registrant and its Operating Partnership. (5)
10.6	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers. (6)
10.7*	Amended and Restated Employment Agreement between the Registrant and Mr. James A Thomas. (7)
10.8*	Amended and Restated Employment Agreement between the Registrant and Mr. Thomas S. Ricci. (7)
10.9*	Amended and Restated Employment Agreement between the Registrant and Mr. Randall L. Scott. (7)
10.10*	Amended and Restated Employment Agreement between the Registrant and Mr. John R. Sischo. (7)
10.11*	Amended and Restated Employment Agreement between the Registrant and Ms. Diana M. Laing. (7)
10.12+	Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (6)
10.13	Registration Rights Agreement between the Registrant and the parties thereto. (5)

10.14	Loan Agreement dated as of July 31, 2003 between Philadelphia Plaza-Phase II, LP as Borrower and Morgan Stanley Mortgage Capital, Inc. as Lender. (6)
10.15	[intentionally omitted]
10.16	[intentionally omitted]
10.17	[intentionally omitted]
10.18	Thomas Properties Group, Inc. Form of Restricted Shares Award Agreement. (8)
10.19	Thomas Properties Group, Inc., Form of Incentive Unit Award Agreement. (8)
10.20	Thomas Properties Group, Inc. Form of Non-Qualified Option Award Agreement. (8)
10.21	Thomas Properties Group, Inc. Form of Non-employee Directors’ Restricted Shares Award Agreement. (8)
10.22	Loan Agreement between TPG Oak Hill/Walnut Hill, LLC and Greenwich Capital Financial Products, Inc. (8)
10.23	Loan Agreement between TPG Four Falls, LLC and Greenwich Capital Financial Products, Inc. (8)
10.24	[intentionally omitted]
10.25	[intentionally omitted]
10.26	[intentionally omitted]
10.27	Loan Agreement between TPG—Commerce Square Partners—Philadelphia Plaza, L.P. as borrower and Greenwich Capital Financial Products, Inc. as lender. (9)
10.28	Loan Agreement between TPG-2101 CityWest 1&2, L.P. and Greenwich Capital Financial Products, Inc. (10)
10.29	[intentionally omitted]
10.30	[intentionally omitted]
10.31	[intentionally omitted]
10.32	[intentionally omitted]
10.33	First Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (11)
10.34	Second Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (12)
10.35	Third Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (13)
10.36	Limited Partnership Agreement of Thomas High Performance Green Fund, L.P. (19)
10.37+	Letter Agreement Relating to Thomas High Performance Green Fund, L.P. with California State Teachers’ Retirement System. (13)
10.38*	Employment Agreement between the Registrant and Mr. Paul S. Rutter. (14)
10.39*	Policy adopted by the Compensation Committee regarding equity grants to executive officers. (15)
10.40	Fourth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (16)
10.41	Third Modification Agreement between TPG - El Segundo Partners, LLC and Wells Fargo Bank (17)
10.42	Amended and Restated Repayment Guaranty by Thomas Properties Group, Inc. and Thomas Properties Group L.P. for TPG-El Segundo Partners, LLC Loan Agreement (17)
10.43	Second Modification Agreement between New TPG - Four Points, L.P. and Wells Fargo Bank (17)
10.44	Discounted Payoff Agreement between Philadelphia Plaza - Phase II, LP and DB Realty Mezzanine Investment Fund II, L.L.C. and DB Realty Mezzanine Parallel Fund II, LLC (17)
10.45	Master Agreement for Debt and Equity Restructure of City National Plaza (18)
10.46	Fifth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (19)
10.47	Sixth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (19)
10.48	Thomas Master Investments, LLC Contribution Agreement, Maguire Thomas Partners-Commerce Square II, Ltd Contribution Agreement, Maguire/Thomas Partners-Philadelphia, Ltd. Contribution Agreement (19)
10.49	Seventh Amendment to the Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (20)
10.50	Amended and Restated Sixth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (21)
10.51	Eighth Amendment to the Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (21)
10.52	Amended and Restated Master Agreement for Debt and Equity Restructure of City National Plaza. (21)
10.53	Loan Termination Agreement between 515/555 Flower Mezzanine Associates, LLC and California State Teachers' Retirement System. (21)

10.54	Loan Termination Agreement between 515/555 Flower Junior Mezzanine Associates, LLC and California State Teachers' Retirement System. (21)
10.55	Promissory Note from 515/555 Flower Associates, LLC in favor of Metropolitan Life Insurance Company. (21)
10.56	Promissory Note from 515/555 Flower Associates, LLC in favor of New York State Teachers' Retirement System. (21)
10.57	Promissory Note from TPG-2500 CityWest, L.P. in favor of the Northwestern Mutual Life Insurance Company. (22)
10.58	Promissory Note from TPG-San Felipe Plaza, L.P. in favor of Metropolitan Life Insurance Company. (22)
10.59	Building Loan Agreement between TPG-Brookhollow, LP and Wells Fargo Bank, National Association. (22)
10.60	Fourth Amendment to Construction Loan Agreement and Amendment to Other Loan Documents between TPG/P&A 2101 Market, L.P. and Corus Construction Venture, LLC. (22)
10.61	Promissory Note from TPG−2101 CityWest 3 & 4, L.P. in favor of The Northwestern Mutual Life Insurance Company (23)
10.62	First Amendment to Loan Agreement between TPG−Centerpointe Mezzanine 3, LLC and WHSF Nevada, LLC (24)
10.63	Demand Pay−Off Letter between TPG−Centerpointe Mezzanine, LLC and Garrison Commercial Funding IV LLC (24)
10.64	Ninth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC (24)
10.65+	One Commerce Square Contribution Agreement (25)
10.66+	Two Commerce Square Contribution Agreement (25)
10.67*	Thomas Properties Group, Inc. 2011 Phantom Share Plan (26)
10.68*	Second Amendment to Employee Agreement for Mr. James A. Thomas. (27)
10.69*	Second Amendment to Employee Agreement for Mr. Paul S. Rutter. (27)
10.70*	Second Amendment to Employee Agreement for Mr. John R. Sischo. (27)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young, LLP.
24.1	Power of Attorney (Contained on Signature Page to this Report)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
In accordance with SEC Release 33-8212, the following exhibits are being furnished, and are not being filed as part of this report or as a separate disclosure document, and are not being incorporated by reference into any registration statement filed under the Securities Act of 1933.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (28)
101.SCH	XBRL Taxonomy Extension Schema Document (28)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (28)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (28)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (28)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (28)
_________________________

(1)	Incorporated by reference from the Registrant’s Report on Form 8-K filed October 18, 2004.

(2)	Incorporated by reference from the Registrant’s Report on Form 8-K filed January 4, 2008.

(3)	Incorporated by reference from the Registrant’s Report Post Effective Amendment No. 1 to Form S-3 filed October 16, 2009.

(4)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed April 29, 2008.

(5)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed November 22, 2004.

(6)	Incorporated by reference from Registration Statement file number 333-114527.

(7)	Incorporated by reference from the Registrant’s Report on Form 8-K filed December 24, 2008.

(8)	Incorporated by reference from the Registrant’s Report on Form 10-K filed March 30, 2005.

(9)	Incorporated by reference from the Registrant’s Report on Form 8-K filed January 5, 2006.

(10)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 9, 2006.

(11)	Incorporated by reference from the Registrant’s Report on Form 10-K filed April 2, 2007.

(12)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed August 9, 2007.

(13)	Incorporated by reference from the Registrant’s Report on Form 10-K filed March 18, 2008.

(14)	Incorporated by reference from the Registrant’s Report on Form 8-K filed September 5, 2008.

(15)	Incorporated by reference from the Registrant’s Report on Form 8-K filed June 10, 2008.

(16)	Incorporated by reference from the Registrant’s Report on Form 10-K filed on March 23, 2009.

(17)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed November 2, 2009.

(18)	Incorporated by reference from the Registrant’s Report on Form 8-K filed on March 5, 2010.

(19)	Incorporated by reference from the Registrant's Report on Form 10-K filed on March 22, 2010.

(20)	Incorporated by reference from the Registrant's Report on Form 8-K filed on May 19, 2010.

(21)	Incorporated by reference from the Registrant's Report on Form 8-K filed on July 12, 2010.

(22)	Incorporated by reference from the Registrant's Report on Form 8-K filed on July 27, 2010.

(23)	Incorporated by reference from the Registrant's Report on Form 8-K filed on October 15, 2010.

(24)	Incorporated by reference from the Registrant's Report on Form 8-K filed on October 26, 2010.

(25)	Incorporated by reference from the Registrant's Report on Form 10-Q filed on November 12, 2010.

(26)	Incorporated by reference from the Registrant’s Report on Form 8-K filed on April 1, 2011.

(27)	Incorporated by reference from the Registrant's Report on Form 10-Q filed on May 10, 2011.

(28)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.

*	Managerial compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Thomas Properties Group, Inc.

We have audited the accompanying consolidated balance sheets of Thomas Properties Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Properties Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas Properties Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 9, 2012

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
December 31, 2011 and 2010

	2011	2010
ASSETS
Investments in real estate:
Land and improvements	$33,077	$33,077
Land and improvements—development properties	80,254	96,635
Buildings and improvements	308,692	303,807
Tenant improvements	39,004	33,952
Total investments in real estate	461,027	467,471
Less accumulated depreciation	(115,571)	(105,271)
Investments in real estate, net	345,456	362,200
Condominium units held for sale	45,217	49,827
Investments in unconsolidated real estate entities	8,834	17,975
Cash and cash equivalents, unrestricted	79,320	42,346
Restricted cash	10,616	13,069
Rents and other receivables, net of allowance for doubtful accounts of $257 and $1,501 as of December 31, 2011 and 2010, respectively	1,903	1,754
Receivables from unconsolidated real estate entities	2,918	2,979
Deferred rents	17,866	14,592
Deferred leasing and loan costs, net of accumulated amortization of $12,560 and $10,195 as of December 31, 2011 and 2010, respectively	12,283	13,538
Other assets, net	17,465	17,875
Assets associated with land held for sale	1,107	4,080
Total assets	$542,985	$540,235
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other secured loans	$289,523	$299,261
Accounts payable and other liabilities, net	32,443	29,009
Prepaid rent and deferred revenue	3,019	2,888
Obligations associated with land held for sale	27	1,286
Total liabilities	325,012	332,444
Commitments and Contingencies (Note 13)
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of December 31, 2011 and 2010	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 37,094,995 and 36,943,394 shares issued and outstanding as of December 31, 2011 and 2010, respectively	371	369
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 12,313,331 and 12,313,331 shares issued and outstanding as of December 31, 2011 and 2010, respectively	123	123
Additional paid-in capital	208,473	207,953
Retained deficit and dividends, including $20 and $2 of other comprehensive income as of December 31, 2011 and 2010, respectively	(55,472)	(60,790)
Total stockholders’ equity	153,495	147,655
Noncontrolling interests:
Unitholders in the Operating Partnership	52,983	51,478
Partners in consolidated real estate entities	11,495	8,658
Total noncontrolling interests	64,478	60,136
Total equity	217,973	207,791
Total liabilities and equity	$542,985	$540,235
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues:
Rental	$29,693	$29,230	$29,753
Tenant reimbursements	22,437	20,187	21,163
Parking and other	2,959	3,330	2,988
Investment advisory, management, leasing, and development services	8,520	7,703	9,345
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	17,862	16,470	15,023
Reimbursement of property personnel costs	5,810	5,797	5,584
Condominium sales	7,700	14,984	30,226
Total revenues	94,981	97,701	114,082
Expenses:
Property operating and maintenance	24,589	25,049	25,339
Real estate and other taxes	7,469	6,914	7,225
Investment advisory, management, leasing, and development services	12,754	12,221	11,910
Reimbursable property personnel costs	5,810	5,797	5,584
Cost of condominium sales	5,091	10,955	26,492
Interest	17,938	19,239	26,868
Depreciation and amortization	13,622	14,128	12,642
General and administrative	15,434	14,224	17,082
Impairment loss	8,095	4,500	13,000
Total expenses	110,802	113,027	146,142
Interest income	35	72	338
Equity in net income (loss) of unconsolidated real estate entities	19,951	(1,184)	(16,236)
Gain on sale of real estate	1,258	—	1,214
Gain on extinguishment of debt	—	—	11,921
Income (loss) before income taxes and noncontrolling interests	5,423	(16,438)	(34,823)
Benefit (provision) for income taxes	1,429	357	(683)
Net income (loss)	6,852	(16,081)	(35,506)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	(1,500)	4,843	11,535
Partners in consolidated real estate entities	508	(234)	2,408
	(992)	4,609	13,943
TPGI share of net income (loss)	$5,860	$(11,472)	$(21,563)
Income (loss) per share-basic and diluted	$0.16	$(0.34)	$(0.86)
Weighted average common shares outstanding—basic	36,619,558	33,684,101	25,173,163
Weighted average common shares outstanding—diluted	36,865,286	33,684,101	25,173,163
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except share data)
Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Limited Voting Stock		Additional Paid -In Capital	Deficit	Other Comprehensive Income (loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	23,853,904	$238	14,496,666	$145	$158,341	$(26,794)	$(186)	$88,983	$220,727
Issuance of unvested restricted stock	410,000	4	—	—	—	—	—	—	4
Redemption of Operating Partnership units	1,476,117	15	(683,335)	(7)	(11)	—	—	—	(3)
Proceeds from sale of common stock, net of offering expenses	5,138,600	51	—	—	13,049	—	—	—	13,100
Amortization of stock-based compensation	—	—	—	—	2,324	—	—	516	2,840
Change in noncontrolling interest (see Note 2)	—	—	—	—	11,330	—	—	(11,330)	—
Dividends	—	—	—	—	—	(963)	—	(538)	(1,501)
Other comprehensive income recognized	—	—	—	—	—	—	112	62	174
Contributions	—	—	—	—	—	—	—	1,542	1,542
Distributions	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(21,563)	—	(13,943)	(35,506)
Fair market value change of redeemable noncontrolling interest in unconsolidated real estate entities	—	—	—	—	311	—	—	671	982
Balance, December 31, 2009	30,878,621	$308	13,813,331	$138	$185,344	$(49,320)	$(74)	$65,949	$202,345
Issuance of unvested restricted stock	100,000	1	—	—	(1)	—	—	—	—
Redemption of operating partnership units	1,500,000	15	(1,500,000)	(15)	6,156	—	—	(6,156)	—
Redemption of incentive units	179,998	2	—	—	789	—	—	(791)	—
Proceeds from sale of common stock, net of offering expenses	4,284,775	43	—	—	15,240	—	—	—	15,283
Amortization of stock-based compensation	—	—	—	—	477	—	—	195	672
Book-tax difference related to vesting of restricted stock	—	—	—	—	(52)	—	—	—	(52)
Other comprehensive income recognized	—	—	—	—	—	—	76	31	107
Contributions	—	—	—	—	—	—	—	5,338	5,338
Net loss	—	—	—	—	—	(11,472)	—	(4,609)	(16,081)
Reimbursement from Noncontrolling interest	—	—	—	—	—	—	—	179	179
Balance, December 31, 2010	36,943,394	$369	12,313,331	$123	$207,953	$(60,792)	$2	$60,136	$207,791
Issuance of unvested restricted stock	151,601	2	—	—	(2)	—	—	—	—
Offering expenses	—	—	—	—	(24)	—	—	—	(24)
Amortization of stock-based compensation	—	—	—	—	546	—	—	185	731
Dividends	—	—	—	—	—	(560)	—	(186)	(746)
Other comprehensive income recognized	—	—	—	—	—	—	18	6	24
Contributions	—	—	—	—	—	—	—	3,345	3,345
Net income	—	—	—	—	—	5,860	—	992	6,852
Balance, December 31, 2011	37,094,995	$371	12,313,331	$123	$208,473	$(55,492)	$20	$64,478	$217,973
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$6,852	$(16,081)	$(35,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	—	—	(11,921)
Gain on sale of land	(1,258)	—	(1,214)
Gain on sale of condominiums	(2,609)	(4,030)	(3,734)
Equity in net (income) loss of unconsolidated real estate entities	(19,951)	1,184	16,236
Deferred rents	(150)	(1,428)	(924)
Deferred taxes (and interest on unrecognized benefits)	(277)	4,132	(1,464)
Deferred interest	935	975	3,553
Depreciation and amortization expense	13,622	14,128	12,642
Allowance for doubtful accounts	142	626	315
Amortization of loan costs	750	897	691
Amortization of above and below market leases, net	23	2	23
Non-cash amortization of share-based compensation	731	672	2,840
Distributions from operations of unconsolidated real estate entities	600	—	724
Impairment loss	8,095	4,500	13,000

Changes in operating assets and liabilities:
Rents and other receivables	(331)	(35)	(252)
Receivables from unconsolidated real estate entities	61	(969)	2,691
Deferred leasing costs	(1,068)	(2,298)	(3,796)
Other assets	9	871	785
Accounts payable and other liabilities	(2,567)	(3,245)	(1,235)
Prepaid rent and deferred revenue	196	(444)	(389)
Net cash provided by (used in) operating activities	3,805	(543)	(6,935)
Cash flows from investing activities:
Expenditures for improvements to real estate	(8,016)	(3,265)	(16,784)
Reimbursements of development costs	8,552	500	—
Proceeds from sale of condominiums	7,219	13,954	38,432
Proceeds from sale of real estate	4,228	—	2,001
Return of capital from unconsolidated real estate entities	32,267	10,970	4,425
Contributions to unconsolidated real estate entities	(3,763)	(15,575)	(5,600)
Net cash provided by investing activities	$40,487	$6,584	$22,474

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(continued)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from financing activities:
Proceeds from equity offering, net	—	15,282	13,100
Noncontrolling interest contributions	3,345	5,338	1,542
Noncontrolling interest distributions	—	—	(14)
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(746)	—	(3,878)
Principal payments of mortgage and other secured loans	(33,196)	(19,091)	(70,419)
Proceeds from mortgage and other secured loans	21,248	410	8,054
Payment of loan costs	(439)	(268)	—
Change in restricted cash	2,453	(1,284)	2,988
Net cash (used in) provided by financing activities	(7,335)	387	(48,627)
Net increase (decrease) in cash and cash equivalents	36,957	6,428	(33,088)
Cash and cash equivalents at beginning of year	42,363	35,935	69,023
Cash and cash equivalents at end of year	$79,320	$42,363	$35,935
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $27, $0 and $110, for the years ended December 31, 2011, 2010 and 2009, respectively	$16,427	$17,247	$24,156
Cash paid for income taxes, net of (refunds) received, for the years ended December 31, 2011, 2010, and 2009, respectively	(219)	639	232
Supplemental disclosure of non-cash investing and financing activities:
Accrual for declaration of dividends to common shareholders and distributions to limited partners of the Operating Partnership	$—	$—	$2,377
Noncontrolling interest adjustment	—	(179)	—
Investments in real estate included in accounts payable and other liabilities	2,906	(823)	(2,306)
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	736	1,041	15,498
Reclassification of noncontrolling interest for limited partnership units in the Operating Partnership from additional paid in capital	—	—	11,330
Fair market value change of redeemable noncontrolling interest in unconsolidated real estate entity	—	—	(982)
Other comprehensive income	24	107	175
Decrease in leasing costs and accumulated amortization for removal of fully amortized leasing costs	291	1,385	—

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
December 31, 2010, 2009, and 2008
(Tabular amounts in thousands, except share and per share amounts)

1.	Organization and Description of Business

The terms “Thomas Properties”, “TPG”, “us”, “we”, “our” and "the Company" as used in this report refer to Thomas Properties Group, Inc. together with our Operating Partnership, Thomas Properties Group, L.P. (the “Operating Company”).

We own, manage, lease, acquire and develop real estate, consisting primarily of office properties and related parking garages, located in Southern California; Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas and Austin, Texas.

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”). Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interests in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. As of December 31, 2011, we held a 74.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

As of December 31, 2011, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel	Austin, Texas
Campus El Segundo	Developable land; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California

Unconsolidated properties:
2121 Market Street	Residential and retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office	Reston, Virginia
Reflections II	Suburban office	Reston, Virginia
San Felipe Plaza	High-rise office	Houston, Texas
Brookhollow Central I-III (1)	Suburban office	Houston, Texas
CityWestPlace and CityWestPlace land	Suburban office and undeveloped land	Houston, Texas
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
TPG-Austin Portfolio Syndication Partners JV, LP (“Austin Portfolio Joint Venture”):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas
  _______________
(1) Subsequent to December 31, 2011, Brookhollow Central I-III was sold.

2100 JFK Boulevard, which we wholly own, includes a surface parking lot that services the retail tenant at 2121 Market Street. The City National Plaza property also includes an off-site garage that provides parking for City National Plaza and other properties. The office properties typically include on-site parking, retail and storage space.

As of December 31, 2011, we wholly own both Four Points Centre and Campus El Segundo. During the fourth quarter, we received a breakup fee of $9.0 million in connection with the termination of the Metro Studio@Lankershim project. We recorded an $8.0 million impairment charge representing the balance of the capitalized expenditures for the project.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

We have the responsibility for the day-to-day operations of the California Environmental Protection Agency (“CalEPA”) building, but have no ownership interest in the property. We provide investment advisory services for the California State Teachers' Retirement System (“CalSTRS”) with respect to two properties that are wholly owned by CalSTRS— 800 South Hope Street (Los Angeles, CA) and 1835 Market Street (Philadelphia, PA). In addition, we provide property management, leasing and development services to 800 South Hope Street and 1835 Market Street; two properties wholly owned by an affiliate of Lehman Brothers Inc., 816 Congress (Austin, TX) and Austin Centre (Austin, TX); and the properties owned in a joint venture between CalSTRS and us (“TPG/CalSTRS”). We do not provide property management services for 2121 Market Street.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Combination

We consolidate wholly-owned real estate entities and less than wholly-owned entities, which we control or were considered a variable interest entity ("VIE") where we were determined to be the primary beneficiary. We evaluate each entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had both (i) the power to direct those matters that most significantly impacted the activities of the VIEs and (ii) the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. We continuously reassess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. There have been no changes during 2011 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

The equity method of accounting is utilized to account for investments in real estate entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

During the year ended December 31, 2010, subsidiaries of Thomas Properties and Brandywine Operating Partnership, L.P. ("Brandywine") entered into two partnerships with respect to our One Commerce Square and Two Commerce Square properties. By December 31, 2012, Brandywine will contribute $25 million of preferred equity in return for a 25% limited partnership interest in each property. The preferred equity, which earns a preferred return of 9.25% will be invested in a value-enhancement program designed to increase rental rates and occupancy at Commerce Square. As a result of this transaction, we have concluded that our interest in these two properties is now a variable interest and should continue to be consolidated. The interests in One Commerce Square and Two Commerce Square, which are owned by subsidiaries of Brandywine, are reflected under the "Noncontrolling Interests" caption on our consolidated balance sheets. As of December 31, 2011, Brandywine had contributed $6.5 million.

One Commerce Square and Two Commerce Square were deemed to be variable interest entities for which we were considered the primary beneficiary. The total amount of anticipated fees earned from the service contracts by our Company is expected to be significant relative to the total amount of the properties' anticipated economic performance, and are also expected to absorb a significant amount of the variability associated with the properties anticipated economic performance. Additionally, the benefits our Company receives from the service contracts puts our Company in a position where the combined economic benefits of our 75% equity interest in the properties and fees earned from our service contracts with One Commerce Square and Two Commerce Square are significantly greater than our voting interest. We have the power to direct the activities that most significantly impact the economic performance of One Commerce Square and Two Commerce Square and we have the obligation to absorb losses or the right to receive benefits of these properties that could potentially be significant to the properties.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

We consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. After full repayment of the Murano construction loan, which has a balance of $15.5 million at December 31, 2011, net proceeds from the project will be distributed, to the extent available, as follows:

i.	First, to the Company as repayment of our first priority capital and a return on such capital, which has a balance of $12.0 million as of December 31, 2011;

ii.	Second, to the Company and our partner equally for repayment of second priority capital and a return on such capital. The Company's share of this tranche is $1.5 million as of December 31, 2011;

iii.	Third, the next $3.0 million to be split equally between the Company and our partner;

iv.	Fourth, to the Company for repayment of half of our original preferred equity contribution and a return on such capital, all of which comprises a balance of $26.9 million as of December 31, 2011;

v.	Fifth, the next $3.0 million to be split equally between the Company and our partner;

vi.	Sixth, to the Company for repayment of the final half of the original preferred equity contribution, which has a balance of $8.2 million as of December 31, 2011; and

vii.	Any residual amounts will be allocated to the Company and our partner 73% and 27%, respectively.

Refer to Note 3 for discussion of the TPG/CalSTRS joint venture and the Austin Portfolio Joint Venture , which were determined to be variable interest entities for which we are not considered the primary beneficiary.
We were the general partner and held an interest in the Thomas High Performance Green Fund, L.P. ("Green Fund"). In September 2011, we and our partner mutually agreed to dissolve the partnership. The Green Fund did not own any real estate assets, thus the impact of dissolution was not significant.

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

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $17.1 million and $18.8 million as of December 31, 2011 and 2010, respectively. During the twelve months ended December 31, 2011, interest of $27,500 was capitalized. There was no interest capitalized for the twelve months ended December 31, 2010.

FASB ASC 805-10, “Business Combinations” ("ASC 805"), effective January 1, 2009, requires a company to recognize

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. ASC 805-10 also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity. In addition, ASC 805-10 requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. Refer to Purchase Accounting for Acquisition of Interests in Real Estate Entities in Note 2 for further details.

We consider assets to be held for sale pursuant to the provisions of FASB ASC 360, “Property, Plant and Equipment" ("ASC 360"). We evaluate the held for sale classification of real estate owned each quarter.

Unconsolidated Real Estate Entities

Investments in unconsolidated real estate entities are accounted for using the equity method of accounting whereby our investments in partnerships and limited liability companies are recorded at cost and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions.

We use the equity method to account for our unconsolidated real estate entities since we have significant influence, but not control over the entities, and we are not considered to be the primary beneficiary.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We use the equity method of accounting to account for investments in real estate entities over which we have significant influence, but not control over major decisions. In these situations, the unit of account for measurement purposes is the equity investment and not the real estate. Accordingly, if our joint venture investments meet the other-than-temporary criteria of FASB ASC 323, “Investments—Equity Method and Joint Ventures” ("ASC 323"), we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of our investment.

We estimate the fair value of rental properties utilizing a discounted cash flow analysis, which is a level 3 valuation under FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Included in the consolidated net losses for the years ended December 31, 2010 and 2009, are pre-tax, non-cash impairment charges of $4.5 million and $13.0 million, respectively, related to our Murano condominium project whose units are held for sale. We are required to record the condominium units at their estimated fair value as the condominium units meet the held for sale criteria of ASC 360. The impairment charge is included in the “Impairment loss” line item in our consolidated statements of operations for the respective years. There was no corresponding impairment charge for the Murano for the year ended December 31, 2011.

We had incurred predevelopment costs on MetroStudio@Lankershim, which was a potential development site in Los Angeles, California. We received a breakup fee of $9.0 million from NBCU Universal ("NBCU") in connection with the termination of this project, which consisted of a $0.5 million credit related to a previous payment by NBCU to TPG and a lump sum payment of $8.5 million paid in the fourth quarter of 2011. We recorded an $8.0 million impairment charge representing the balance of the capitalized expenditures for the project.

Subsequent to December 31, 2011, we sold a retail building at Four Points Centre for which we received net proceeds of $1.1 million. The consolidated net income for the year ended December 31, 2011 included an $0.1 million impairment charge related to Four Points Centre to reflect the fair value of the asset sold.

Also included in “Equity in net income (loss) of unconsolidated real estate entities” in our consolidated statements of operations for the years ended December 31, 2011 and 2009 are pre-tax, non-cash impairment charges of $5.1 million and $16.0 million, respectively, related to our joint venture investments summarized in the table below. There was no corresponding

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

non-cash impairment charge for the year ended December 31, 2010. We recorded our share of the impairment loss at the joint venture level as these investments met the other-than-temporary impairment criteria of ASC 323.

Summary of impairment charges at unconsolidated real estate entities (in thousands except square footage amounts):

Property	Location	Rentable Square Feet (unaudited)	Percent Leased	Thomas Properties' Percentage Interest		Impairment Charge	Thomas Properties' Share of Impairment Charge (1)
As of and for the year ended December 31, 2011:
Brookhollow Central I - III (1)	Houston, TX	806,004	68.2%	25.0%		$7,773	$1,943
Fair Oaks Plaza	Fairfax, VA	179,688	86.6	25.0		6,200	1,550
Reflections II (2)	Reston, VA	64,253	100.0	25.0		6,400	1,600
						$20,373	$5,093
As of and for the year ended December 31, 2010:
There were no impairment charges at our unconsolidated real estate entities for the year ended December 31, 2010.

As of and for the year ended December 31, 2009:
Centerpointe I & II (3)	Fairfax, VA	421,651	53.9%	25.0%		$41,376	$10,344
Four Falls Corporate Center (4)	Conshohocken, PA	253,985	78.9	25.0		12,314	3,079
Walnut Hill Plaza (4)	King of Prussia, PA	150,573	55.3	25.0		5,444	1,361
TPG/CalSTRS' investment in the Austin Portfolio Joint Venture (5)	Austin, TX	3,404,607	82.6	25.0	(6)	4,911	1,228
						$64,045	$16,012
__________________

(1)	Included in Equity in net income (loss) of unconsolidated real estate entities in the Consolidated Statement of Operations.

(2)	Property sold subsequent to December 31, 2011.

(3)	Sole tenant is expected to vacate in 2012.

(4)	Property sold in December 2011.

(5)	Property transferred in foreclosure sale in October 2011 by stipulation with the lender.

(6)
Austin Portfolio Joint Venture consists of five properties in the central business district of Austin, and five properties in suburban Austin for which TPG uses the equity method of accounting for its investment.

(7)	TPG/CalSTRS's holds a 25.0% interest in the Austin Portfolio Joint Venture of which interest Thomas Properties holds a 25.0% share.

Deferred Leasing and Loan Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed. Leasing costs, net of related amortization, totaled $11.2 million and $12.1 million as of December 31, 2011 and 2010, respectively, and are included in deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets. For the years ended 2011, 2010 and 2009, amortization of leasing costs were $2.2 million, $2.3 million, and $2.1 million respectively.

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Loan costs, net of related amortization, totaled $1.1 million and $1.4 million as of December 31, 2011 and 2010, respectively, and are included in deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets.

Deferred leasing and loan costs also include the carrying value of acquired in-place leases, which are discussed below.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Purchase Accounting for Acquisition of Interests in Real Estate Entities

Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which we acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to June 30, 2001, the effective date of FASB ASC 805, “Business Combinations”, the acquired tangible assets, consisting of land, building, tenant and site improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, are recorded based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building, tenant and site improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then recorded to land, building, tenant and site improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute leases including leasing commissions, legal and other related costs.

In recording the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in other assets, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, included in other liabilities, are amortized as an increase to rental income over the terms in the respective leases. As of December 31, 2011 and 2010, we had an asset related to above market leases of $0.4 million and $0.6 million, respectively, net of accumulated amortization of $1.5 million and $1.3 million, respectively, and a liability related to below market leases of $0.3 million and $0.5 million, respectively, net of accumulated accretion of $1.5 million and $1.3 million, respectively. The weighted average amortization period for our above and below market leases was approximately 2.2 years and 2.4 years, respectively as of December 31, 2011 compared to 3.1 years and 3.2 years for the above and below market leases as of December 31, 2010.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is recorded between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by us because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in recording material amounts to the value of tenant relationships, an amount would be separately recorded and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$457	$372	$205	$197	$183	$432	$1,846
Adjustments to rental revenues
Above market leases	$207	$147	$26	$19	$—	$—	$399
Below market leases	(135)	(34)	(26)	(23)	(22)	(19)	(259)
Net adjustment to rental revenues	$72	$113	$—	$(4)	$(22)	$(19)	$140

Noncontrolling Interests of Unitholders in the Operating Partnership

Noncontrolling interests of unitholders in the Operating Partnership represent the interests in the Operating Partnership units which are held primarily by entities affiliated with Mr. Thomas. The ownership percentage of the noncontrolling interests is determined by dividing the number of Operating Partnership units by the total number of shares of common stock and Operating Partnership units outstanding. Net income (loss) is allocated based on the ownership percentages. The issuance of additional shares of common stock or Operating Partnership units results in changes to the noncontrolling interests of the Operating Partnership percentage as well as the total net assets to the Company. As a result, all common transactions result in an allocation between equity and noncontrolling interests of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the noncontrolling interests of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $0.1 million, $1.4 million, and $0.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases decreased revenue by $22,800, $2,000, and $23,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in rents and other receivables. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right to keep the deposit. There were no forfeitures in for the years ended December 31, 2011 and 2010. As of the year ended December 31, 2009, there were 17 forfeitures totaling $1.3 million of which $0.8 million was recognized in 2009 and the balance in prior periods.

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

FASB ASC 740-10-30-17 “Accounting for Income Taxes” subsection "Initial Measurement" requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. As of the years ended December 31, 2011 and December 31, 2010, the Company recorded a full valuation allowance of $9.6 million and $12.0 million, respectively, on a portion of their net deferred tax assets, the Company’s deferred tax assets in excess of their liability for unrecognized tax benefits discussed below, due to uncertainty of future realization.

FASB ASC 740-10-25 "Accounting for Income Taxes" subsection "Recognition" clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB ASC 740. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock-based Compensation

We recognize stock based compensation in accordance with FASB ASC 718, “Compensation—Stock Compensation” ("ASC 718"). In accordance with ASC 718, we determine the fair value of the stock based compensation grants on the respective grant dates, and recognize to expense the fair value of the grants over the employees’ requisite service periods, which are generally the vesting periods. Our stock based compensation grants include grants of incentive partnership units, restricted stock and stock options. The fair value of incentive partnership units and restricted stock are generally based on the fair value of the Company’s common stock price on the date of grant. Certain of our incentive partnership units and restricted stock grants include performance and market based conditions. Performance based targets are based on individual employee and Company targets, and market based conditions are based on the performance of our stock price. We obtain third party valuations to determine the fair values of the respective performance and market condition based grants. We used the Black-Scholes option pricing model to determine the fair value of our stock options granted in prior years.

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

In accordance with ASC 810, the Company reports arrangements with noncontrolling interests as a component of equity separate from the parent's equity. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the consolidated statement of operations and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, is recorded at its estimated fair value with any gain or loss recognized in earnings.

Accounting for mandatorily redeemable financial instruments, among other things, requires that in specific instances they are classified as liabilities and recorded at their estimated settlement value each reporting period. Certain consolidated joint ventures of the Company have limited-lives and are not considered to be mandatorily redeemable upon final or other specified liquidation events. As of December 31, 2011, the Company has no mandatorily redeemable financial instruments.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

We are required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to interests in real estate entities acquired by us. These assessments have a direct impact on our net income subsequent to the acquisition of the interests as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities. We estimate the fair value of rental properties utilizing a discounted cash flow analysis, which is a level 3 valuation under ASC 820, that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS" ("ASU 2011-04"), which amends ASC 820 to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring financial assets at fair value, including the disclosures regarding these measurements. ASU 2011-04 is effective for the Company beginning January 1, 2012. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income" (“ASU 2011-05”), which is intended to lead to converging guidance under US GAAP and IFRS related to presentation of comprehensive income. ASU 2011-05 is effective for the Company beginning January 1, 2012 and the provisions of ASU 2011-05 will be adopted retrospectively. In adopting ASU 2011-05, the Company will be required to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its financial position or results of operations.

In December 2011, the FASB issued ASU 2011-10, "Derecognition of in Substance Real Estate - a Scope Clarification (Topic 360)" ("ASU 2011-10"). This ASU modifies ASC 360-20, which specifies circumstances under which the parent (reporting entity) of an “in substance real estate” entity derecognizes that in substance real estate. Generally, if the parent ceases to have a controlling financial interest (as described under ASC 810-10) in the subsidiary as a result of a default on the subsidiary’s nonrecourse debt, then the subsidiary’s in substance real estate and related debt, as well as the corresponding results of operations, will continue to be included in the consolidated financial statements and not be removed from the consolidated results until legal title to the real estate is transferred. ASU 2011-10 will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012, which for us means the second quarter of 2012. We do not expect ASU 2011-10 to have a material effect on our financial position or results of operations.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation with no effect to previously reported net income and equity. The reclassifications are primarily due to treatment of the El Segundo land parcel sold during 2011 and the Four Points land parcel held for sale at December 31, 2011, both assets and their respective debt were reclassed to assets associated with land held for sale and obligations associated with land held for sale on the consolidated balance sheets.

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

We have two operating properties and one unconsolidated operating property located in downtown Philadelphia, Pennsylvania. In addition, the Murano residential high-rise project consists of condominium units held for sale in downtown Philadelphia, Pennsylvania. The ability of the tenants to honor the terms of their respective leases, and the ability of prospective buyers to close on the acquisition of a condominium unit, is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate and buyers reside.

We generally require either a security deposit, letter of credit or a guarantee from our tenants. We typically require a 15% cumulative deposit of prospective buyers of our Murano condominium project, which is essentially non-refundable except in cases of our non-performance.

3.	Unconsolidated Real Estate Entities

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties and the Austin Portfolio Joint Venture properties. TPG/CalSTRS owns the following properties:

•	City National Plaza (acquired January 2003)

•	Reflections I (acquired October 2004)

•	Reflections II (acquired October 2004)

•	Four Falls Corporate Center (acquired March 2005, disposed of October 2011)

•	Oak Hill Plaza (acquired March 2005, disposed of October 2011)

•	Walnut Hill Plaza (acquired March 2005, disposed of October 2011)

•	San Felipe Plaza (acquired August 2005)

•	2500 CityWest and two adjacent land parcels (acquired August 2005, sold November 2011)

•	Brookhollow Central I, II and III (acquired August 2005, sold January 2012)

•	CityWestPlace land (acquired December 2005)

•	CityWestPlace (acquired June 2006)

•	Centerpointe I and II (acquired January 2007, sold December 2011)

•	Fair Oaks Plaza (acquired January 2007)
The following investment entity that held a mortgage loan receivable related to Brookhollow Central was accounted for using the equity method of accounting. The note receivable held by this subsidiary was paid off and this entity was dissolved during the year ended December 31, 2010:

•	BH Note B Lender, LLC (formed in October 2008)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007:

•	San Jacinto Center

•	Frost Bank Tower

•	One Congress Plaza

•	One American Center

•	300 West 6th Street

•	Research Park Plaza I & II

•	Park Centre

•	Great Hills Plaza

•	Stonebridge Plaza II

•	Westech 360 I-IV

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of December 31, 2011.

2121 Market Street	50.00%
TPG/CalSTRS:
Austin Portfolio Joint Venture Properties	6.25%
City National Plaza	7.94%
All properties, excluding Austin Portfolio Joint Venture and City National Plaza	25.00%

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Investments in unconsolidated real estate entities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011	December 31, 2010
TPG/CalSTRS:
City National Plaza	$(23,598)	$(22,967)
Reflections I	692	1,581
Reflections II	(225)	1,810
Four Falls Corporate Center	—	(3,397)
Oak Hill Plaza/Walnut Hill Plaza	—	(2,847)
San Felipe Plaza	1,352	3,498
2500 CityWest	—	1,656
Brookhollow Central I, II and III	7,220	9,089
CityWestPlace and CityWestPlace Land	16,348	21,963
Centerpointe I & II	—	(2,241)
Fair Oaks Plaza	(108)	1,738
Austin Portfolio Investor	(3,556)	(2,832)
Austin Portfolio Lender	4,638	2,420
TPG/CalSTRS	736	(319)
	3,499	9,152

Austin Portfolio Joint Venture:
Austin Portfolio Holdings & Syndication Partners	2,602	2,728
Frost Bank Tower	559	1,114
300 West 6th Street	252	546
San Jacinto Center	209	1,170
One Congress Plaza	311	1,017
One American Center	(195)	831
Stonebridge Plaza II	502	119
Park Centre	1,489	1,069
Research Park Plaza I & II	280	753
Westech 360 I-IV	1,045	1,001
Great Hills Plaza	819	790
	7,873	11,138

Total investment in TPG/CalSTRS and Austin Portfolio Joint Venture	11,372	20,290

2121 Market Street	(2,538)	(2,315)
Total of all investments in unconsolidated real estate entities	$8,834	$17,975

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following is a summary of the investments in unconsolidated real estate entities for the years ended December 31, 2011, 2010, and 2009 (in thousands):

Investment balance, December 31, 2008	$29,098
Contributions	5,600
Other comprehensive income	175
Equity in net loss of unconsolidated real estate entities	(16,236)
Distributions	(5,161)
Redemption of redeemable noncontrolling interest	982
Investment balance, December 31, 2009	$14,458
Contributions	15,575
Other comprehensive income	107
Equity in net loss of unconsolidated real estate entities	(1,184)
Distributions	(10,970)
Other	(11)
Investment balance, December 31, 2010	$17,975
Contributions	3,763
Other comprehensive income	24
Equity in net income of unconsolidated real estate entities	19,951
Distributions	(32,868)
Other	(11)
Investment balance, December 31, 2011	$8,834

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

The total capital commitment to the joint venture was $511.7 million as of December 31, 2011, of which approximately $24.8 million and $13.9 million was unfunded by CalSTRS and us, respectively.
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
During the second quarter of 2009, TPG/CalSTRS redeemed a 15% membership interest held by a noncontrolling owner in the City National Plaza (“CNP”) partnership. The redemption price of $19.8 million was financed with a promissory note issued by the former partner, of which our 7.9% share is $1.6 million, and due in July, 2012. We intend to satisfy our share of this obligation from our available cash.
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
 On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza, and Walnut Hill Plaza in suburban

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Philadelphia matured and became due in full. The borrowers elected not to make payment on these loans. These loans were non-recourse to the borrowers and the Company. In June 2011, the Court of Common Pleas of Montgomery County, PA approved the appointment of a Receiver. In October 2011, a foreclosure sale, by stipulation with the lender, occurred whereby TPG/CalSTRS was relieved of the obligation to pay the remaining debt and is no longer the owner of Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center. TPG/CalSTRS recognized a $28.7 million gain on extinguishment of debt upon disposition of these properties, of which TPG's share was $7.2 million.

On October 19, 2010, TPG/CalSTRS invested $40.0 million as new equity in our Centerpointe partnership, which was used to retire $46.6 million of mezzanine debt, realizing a 14.2% discount from the face amount of the debt which included releasing loan reserves of approximately $11.7 million held by the lenders to TPG/CalSTRS to use for capital needs at the property. This new equity, of which the Company contributed $2.0 million or 5%, was treated as preferred equity with a priority on distributions of available project cash and capital proceeds. In December 2011, we completed the sale of Centerpointe I & II whereby TPG/CalSTRS received net proceeds of $54.4 million of which TPG's share was $5.8 million. TPG/CalSTRS recorded a gain on sale of $21.0 million, of which TPG's share was $5.3 million.

In November 2011, we completed the sale of 2500 CityWest and two adjacent land parcels in Houston, Texas, each a TPG/CalSTRS joint venture property. TPG/ CalSTRS received net proceeds from this transaction of $61.3 million, after closing costs and assumption of mortgage debt, of which TPG's share was $15.3 million. TPG/ CalSTRS recorded a gain on sale of $49.7 million, of which TPG's share was $12.4 million.

Subsequent to December 31, 2011, we completed the sale of Brookhollow Central I, II and III in Houston, Texas, a TPG/CalSTRS joint venture property. TPG/CalSTRS received net proceeds from this transaction of $30.6 million, after closing costs and repayment of mortgage debt, of which TPG's share was $7.7 million. During the fourth quarter of 2011, TPG/CalSTRS recorded a $7.8 million impairment charge to reduce the book value of the property to the net sales proceeds. TPG's share of the impairment charge was $1.9 million.

As of December 31, 2011, the Fair Oaks Plaza and Reflections II partnerships, each a TPG/CalSTRS joint venture property, recorded an impairment charge of $6.2 million and $6.4 million, respectively, to reduce the book value of the property to the estimated fair value. TPG's share of each impairment charge was $1.6 million.
As of January 1, 2010, in connection with the adoption of the updated provisions of ASC 810, TPG/CalSTRS and the Austin Portfolio Joint Venture were deemed to be variable interest entities for which we were not considered to be the primary beneficiary. In connection with the TPG/CalSTRS joint venture, CalSTRS and TPG acting together are considered to have the power to direct the activities of the joint venture that most significantly impact the joint venture economic performance and therefore neither TPG nor CalSTRS is considered to be the primary beneficiary. We determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the TPG/CalSTRS venture agreement requires unanimous approval by the two members.
In connection with the Austin Portfolio Joint Venture, TPG/CalSTRS was not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture is shared among multiple unrelated parties such that no one party has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance. In connection with the Austin Portfolio Joint Venture, we determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture partnership agreement requires either unanimous or majority approval of decisions by the respective partners. We therefore determined the power to direct the activities to be shared amongst the partners so that no one partner has the power to direct the activities that most significantly impact the partnership's economic performance. As of December 31, 2011, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:

(1)	Our equity investment in the various properties controlled by TPG/CalSTRS and the Austin Portfolio Joint Venture as of December 31, 2011, which was $11.4 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of December 31, 2011, we had total

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

receivables of $1.4 million and $1.3 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively.

(3)
Unfunded capital commitments to the TPG/CalSTRS joint venture was $13.9 million as of December 31, 2011. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of December 31, 2011. As of December 31, 2011, $60.0 million of the senior secured priority facility had been fully funded by the partners, of which the Company advanced $3.8 million. The funds advanced under the senior secured priority facility are a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.

Following is summarized financial information for the unconsolidated real estate entities as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Summarized Balance Sheets

	2011	2010
ASSETS
Investments in real estate, net	$1,830,868	$1,884,687
Receivables including deferred rents, net	86,037	82,309
Deferred leasing and loan costs, net	98,213	112,134
Other assets	53,623	59,975
Assets associated with land held for sale	72,652	364,064
Total assets	$2,141,393	$2,503,169
LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,680,881	$1,649,866
Below market rents, net	34,305	47,455
Other liabilities	76,747	73,722
Obligations associated with land held for sale	42,141	304,218
Total liabilities	1,834,074	2,075,261
Owners’ equity:
Thomas Properties, including $1 and $25 of other comprehensive loss as of 2011 and 2010, respectively	15,267	24,937
Other owners, including $21 and $103 of other comprehensive loss as of 2011 and 2010, respectively	292,052	402,971
Total owners’ equity	307,319	427,908
Total liabilities and owners’ equity	$2,141,393	$2,503,169

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations

	2011	2010	2009
Revenues	$273,477	$271,268	$281,775
Expenses:
Operating and other expenses	139,804	137,023	141,302
Interest expense	98,287	91,158	90,021
Depreciation and amortization	98,982	96,835	102,941
Impairment loss	17,586	—	—
Total expenses	354,659	325,016	334,264
Loss from continuing operations	(81,182)	(53,748)	(52,489)
Gain on extinguishment of debt	—	2,266	67,017
Equity in net loss of unconsolidated real estate entities	—	—	(4,911)
Discontinued operations:
Net loss from discontinued operations before gain on disposition of real estate and impairment	(1,079)	(11,683)	(13,709)
Gain on disposition of real estate	99,373	—	—
Gain on early extinguishment of debt	6,661	9,528	—
Impairment loss	(7,773)	—	(59,133)
Net income (loss)	$16,000	$(53,637)	$(63,225)
Thomas Properties’ share of net income (loss), prior to intercompany eliminations	$16,441	$(4,659)	$(19,794)
Intercompany eliminations	3,510	3,475	3,558
Equity in net income (loss) of unconsolidated real estate entities	$19,951	$(1,184)	$(16,236)

Included in the preceding summarized balance sheets as of December 31, 2011 and 2010, are the following balance sheets of TPG/CalSTRS, LLC (in thousands):

	2011	2010
ASSETS
Investments in real estate, net	$804,961	$833,393
Receivables including deferred rents, net	64,595	60,474
Investments in unconsolidated real estate entities	41,278	44,087
Deferred leasing and loan costs, net	55,417	57,275
Other assets	23,643	38,809
Assets associated with land held for sale	72,652	364,064
Total assets	$1,062,546	$1,398,102
LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$768,188	$767,761
Other liabilities	42,296	36,967
Obligations associated with land held for sale	42,141	304,218
Total liabilities	852,625	1,108,946
Members’ equity:
Thomas Properties, including $1 and $25 of other comprehensive loss as of 2011 and 2010, respectively	17,137	26,556
CalSTRS, including $4 and $77 of other comprehensive loss as of 2011 and 2010, respectively	192,784	262,600
Total members’ equity	209,921	289,156
Total liabilities and members’ equity	$1,062,546	$1,398,102

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Following is summarized financial information by real estate entity for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$4,246	$161,408	$108,473	$(650)	$273,477
Expenses:
Operating and other expenses	1,395	88,249	51,889	(1,729)	139,804
Interest expense	1,138	45,676	53,604	(2,131)	98,287
Depreciation and amortization	1,016	47,070	50,895	1	98,982
Impairment loss		12,600	4,986	—	17,586
Total expenses	3,549	193,595	161,374	(3,859)	354,659
Income (loss) from continuing operations	697	(32,187)	(52,901)	3,209	(81,182)
Equity in net loss of unconsolidated real estate entities	—	(9,136)	—	9,136	—
Discontinued operations:
Net loss from discontinued operations before gain on disposition of real estate, gain on extinguishment of debt and impairment	—	(1,079)	—	—	(1,079)
Gain on disposition of real estate	—	99,373	—	—	99,373
Gain on early extinguishment of debt	—	6,661	—	—	6,661
Impairment loss	—	(7,773)	—	—	(7,773)
Net income (loss)	$697	$55,859	$(52,901)	$12,345	$16,000
Thomas Properties’ share of net income (loss)	$348	$19,088	$(2,995)	$—	$16,441
Intercompany eliminations					3,510
Equity in net income of unconsolidated real estate entities					$19,951

	Year ended December 31, 2010
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$3,784	$160,492	$107,608	$(616)	$271,268
Operating and other expenses	1,460	85,939	51,262	(1,638)	137,023
Interest expense	1,159	39,826	50,175	(2)	91,158
Depreciation and amortization	939	46,669	49,227	—	96,835
Total expenses	3,558	172,434	150,664	(1,640)	325,016
Income (loss) from continuing operations	226	(11,942)	(43,056)	1,024	(53,748)
Gain on extinguishment of debt	—	2,266	—	—	2,266
Equity in net loss of unconsolidated real estate entities	—	(6,924)	—	6,924	—
Discontinued operations:
Net loss from discontinued operations before gain on extinguishment of debt	—	(11,683)	—	—	(11,683)
Gain on early extinguishment of debt	—	9,524	—	4	9,528
Net income (loss)	$226	$(18,759)	$(43,056)	$7,952	$(53,637)
Thomas Properties’ share of net income (loss)	$113	$(2,081)	$(2,691)	$—	$(4,659)
Intercompany eliminations					3,475
Equity in net loss of unconsolidated real estate entities					$(1,184)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	Year ended December 31, 2009
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$3,578	$160,160	$118,037	$—	$281,775
Operating and other expenses	1,362	86,585	53,355	—	141,302
Interest expense	1,154	35,457	53,410	—	90,021
Depreciation and amortization	973	47,072	54,896	—	102,941
Impairment loss	—	—	—	—	—
Total expenses	3,489	169,114	161,661	—	334,264
Income (loss) from continuing operations	89	(8,954)	(43,624)	—	(52,489)
Gain on extinguishment of debt	—	—	67,017	—	67,017
Equity in net income (loss) of unconsolidated real estate entities (2)	—	1,834	—	(6,745)	(4,911)
Discontinued operations:
Net loss from discontinued operations before impairment	—	(13,709)	—	—	(13,709)
Impairment loss	—	(59,133)	—	—	(59,133)
Net income (loss)	$89	$(79,962)	$23,393	$(6,745)	$(63,225)
Thomas Properties’ share of net income (loss)	$45	$(21,301)	$1,462	$—	$(19,794)
Intercompany eliminations					3,558
Equity in net loss of unconsolidated real estate entities					$(16,236)
 _________________________

(1)	Total includes interest income of $52, $72 and $231 for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	The total amount represents impairment of TPG/CalSTRS’ investment in the Austin Portfolio Joint Venture.

For the years ended December 31, 2011, 2010 and 2009, there were no tenants accounting for 10% or more, of rent and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses) of TPG/CalSTRS.

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of December 31, 2011 and 2010:

	2011	2010
Our share of owners’ equity recorded by unconsolidated real estate entities	$15,267	$24,937
Intercompany eliminations and other adjustments	(6,434)	(6,962)
Investments in unconsolidated real estate entities	$8,833	$17,975

4.	Mortgage and Other Secured Loans

A summary of the outstanding mortgage and other secured loans as of December 31, 2011 and 2010 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan and partially guaranteed the Four Points Centre construction loan, under which our liability is currently limited to a maximum of $11.1 million. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

		Outstanding Debt			Maturity Date	Maturity Date at End of Extension Options
Secured Debt	Interest Rate at December 31, 2011	As of December 31, 2011	As of December 31, 2010
One Commerce Square mortgage loan (1)	5.67%	$128,529	$130,000		1/6/2016	1/6/2016
Two Commerce Square mortgage loan (2)	6.30%	107,112	107,612		5/9/2013	5/9/2013
Campus El Segundo mortgage loan (3)	LIBOR + 3.75%	14,500	17,000		10/31/2012	10/31/2014
Four Points Centre construction loan (4)	LIBOR + 3.50%	23,908	23,687		7/31/2012	7/31/2014
Murano construction loan (5)	LIBOR + 3.75%	15,474	22,237		12/15/2013	12/15/2013
Total secured debt		$289,523	$300,536	(6)
_________________________

(1)	The loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	Prior to March 9, 2013, the borrower may defease the entire loan. On or after March 9, 2013, the borrower may prepay the loan, which matures on May 9, 2013.

(3)
The interest rate as of December 31, 2011 was 4.1% per annum. The loan has two one-year extension options remaining, subject to our compliance with certain covenants, with a final maturity date of October 31, 2014 if all extension options are exercised. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at October 31, 2013 and October 31, 2014, respectively. The lender approved the first extension option which extended the loan to October 31, 2012, and in the fourth quarter of 2011, we made a $2.5 million payment related to the first extension option to reduce the principal balance. We have guaranteed this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of December 31, 2011.

(4)
The interest rate as of December 31, 2011 was 3.8% per annum. The loan has two one-year extension options at our election subject to certain conditions. As of December 31, 2011, $6.8 million is available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield of 8.0%, among other things. The second option to extend is subject to a 75% loan-to-value ratio, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. If the loan-to-value ratio or the minimum debt yield is not met, we can pay down the principal balance in an amount sufficient to satisfy the requirement. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. As of December 31, 2011, the property had a net operating loss. As required by the lender, we made a $2.0 million principal reduction due to the office buildings being less than 35% leased as of June 30, 2011. We have guaranteed completion of the tenant improvements and 46.5% of the balance of the outstanding principal balance and interest payable on the loan, which results in a maximum guarantee amount of $11.1 million as of December 31, 2011. Upon the occurrence of certain events, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events, our maximum liability as guarantor will be reduced to 25% of all sums payable under the loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of December 31, 2011. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to the office buildings.

(5)
The interest rate as of December 31, 2011 was 4.1% per annum. The loan is scheduled to mature on December 15, 2013. On June 21, 2011, the prior construction loan was refinanced with a new mortgage loan in the amount of $21.5 million. At closing, $19.9 million of the loan was funded, with an additional $1.4 million available for funding interest expense and $0.2 million available for leasing costs related to the retail space. The loan bears interest at the one-month LIBOR plus 3.75% and matures on December 15, 2013. On each June 30th and December 31st through and including June 30, 2013, the loan is subject to a maximum balance. On June 30, 2012, the next amortization date, we will be required to make a rebalancing payment if the outstanding principal amount plus any undisbursed commitment exceeds $12.9 million. Repayment of this loan is being made with proceeds from the sales of condominium units. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

acceleration of the loan triggered by a borrower default.

(6)
The total secured debt balance as of December 31, 2011 above includes $1.3 million of the mortgage loan secured by Campus El Segundo. On the consolidated balance sheet, this amount is included with obligations associated with land held for sale.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheet at December 31, 2011 and 2010, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	2011	2010
One Commerce Square	$5,471	$5,682
Two Commerce Square	5,030	7,325
Murano	115	62
Restricted cash - consolidated properties	$10,616	$13,069

As of December 31, 2011, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2012	$40,568	$4,660
2013	123,866	126,366
2014	1,884	35,292
2015	1,996	1,996
2016	121,209	121,209
Thereafter	—	—
	$289,523	$289,523

5.	Gain on Extinguishment of Debt

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

For the year ended December 31, 2009, the Company incurred losses and paid dividends. The net loss, after deducting the dividends to participating securities, is allocated in full to the common shares since the participating security holders do not have an obligation to share in the loss, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the years ended December 31, 2010 and 2009, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding. In December 2009, our board of directors suspended our quarterly dividends to common stockholders. In November 2011, our board of directors reinstituted a quarterly dividend to common stockholders by declaring a dividend payable in December 2011 of $0.015 per common share.

The following is a summary of the elements used in calculating basic and diluted loss per share for the years ended December 31, 2011, 2010 and 2009 (in thousands except share and per share amounts):

	2011	2010	2009
Net income (loss) attributable to common shares	$5,860	$(11,472)	$(21,563)
Dividends to participating securities	—	—	(33)
Net income (loss) attributable to common shares, net of dividends to participating securities	$5,860	$(11,472)	$(21,596)
Weighted average common shares outstanding—basic	36,619,558	33,684,101	25,173,163
Weighted average common shares outstanding—diluted	36,865,286	33,684,101	25,173,163
Income (loss) per share—basic and diluted	$0.16	$(0.34)	$(0.86)
Dividends declared per share	$0.015	$—	$0.0375

The following is a summary of elements that were anti-dilutive due to our net loss position and thereby excluded from the calculation of basic and diluted loss per share for the years ended December 31, 2010 and 2009:

	2010	2009
Nonvested restricted shares	569,000	610,000
Vested incentive units	195,552	206,110
Nonvested incentive units	90,004	259,444

7.	Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. An Operating Partnership unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of December 31, 2011 and 2010, we held a 74.7% interest in the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Issuances of Common Stock in 2009 and 2010

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

In April 2010, we established an “at the market” (ATM) stock offering program through which we may sell from time to time up to an aggregate of $30.0 million of common stock through a sales agent. During the year ended December 31, 2010, we sold 4.3 million shares of common stock at prices ranging from $3.67 to $5.03 per share in our “at-the-market” equity offering program. These sales resulted in gross proceeds of $15.9 million and net proceeds of $15.5 million, which were used for general corporate purposes. There were no ATM sales in 2011. As of December 31, 2011, approximately $14.1 million remained available for issuance under this ATM program.

See also Exchange of Noncontrolling Operating Partnership Units below for information regarding a redemption during the year ended December 31, 2010.

Limited Voting Stock

Each Operating Partnership unit issued in connection with the formation of our Operating Partnership at the time of our initial public offering in 2004 was paired with one share of limited voting stock. Operating Partnership units issued under other circumstances, including upon the conversion of incentive units granted under the Incentive Plan, are not paired with shares of limited voting stock. These shares of limited voting stock are not transferable separate from the limited partnership units they are paired with, and each Operating Partnership unit is redeemable together with one share of limited voting stock by its holder for cash, or, at our election, one share of our common stock. Each share of limited voting stock entitles its holder to one vote on the election of directors, certain extraordinary transactions, including a merger or sale of our Company, and amendments to our certificate of incorporation. Shares of limited voting stock are not entitled to any regular or special dividend payments or other distributions, including any dividends or other distributions declared or paid with respect to shares of our common stock or any other class or series of our stock, and are not entitled to receive any distributions in the event of liquidation or dissolution of our Company. Shares of limited voting stock have no class voting rights, except to the extent required by Delaware law. Any redemption of an Operating Partnership unit in our Operating Partnership will be redeemed together with a share of limited voting stock in accordance with the redemption provisions of the Operating Partnership agreement, and the share of limited voting stock will be canceled and not subject to reissuance. As of December 31, 2011, there were 12,313,331 limited voting shares outstanding.

Incentive Partnership Units

We have issued a total of 1,377,714 incentive units as of December 31, 2011 to certain employees. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Operating Partnership units in the Operating Partnership and rank pari passu with the Operating Partnership units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Operating Partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Operating Partnership units to the extent of the incentive units’ economic capital account balance. We had 37,094,995 shares of common stock and 12,313,331 Operating Partnership units outstanding as of December 31, 2011, and 359,934 incentive units outstanding which were issued under our Incentive Plan, defined below. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.

Exchange of Noncontrolling Operating Partnership Units

During the year ended December 31, 2010, 1.5 million noncontrolling Operating Partnership units were redeemed for shares of the Company’s common stock on a one-for-one basis, respectively. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the noncontrolling Operating Partnership unitholders. There were no redemptions of Operating Partnership units during the year ended December 31, 2011.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. Our Incentive Plan permits the granting of awards in the form of options to purchase common stock, restricted shares of common stock and restricted incentive units in our Operating Partnership. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 450,290, remain available for grant as of December 31, 2011. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

Under our Incentive Plan, we have issued the following restricted shares to executives of the Company:

Grant Date	Shares	Aggregate Value (in thousands)	Vesting Status
October 2004	46,667	$560	Fully vested
February 2006	60,000	740	Fully vested
March 2007	100,000	1,580	Fully vested
March 2008	100,000	855	Fully vested
January 2009	410,000	543	See below
January 2010	100,000	263	See below
January 2011	151,601	244	See below
Issued from Inception to December 31, 2011	968,268	$4,785

In January 2009, we issued 410,000 restricted shares to executives which vest over a period of five years. Fifty percent of the restricted shares vest based on stock performance. The other fifty percent are discretionary vesting shares based on individual and Company goals, which are currently reserved and will be considered granted upon vesting. In January 2010, we issued an additional 100,000 shares to an executive which vest over a period of two years. Fifty percent of the restricted shares vest on the first anniversary of the vesting commencement date, and the remaining fifty percent vest on the second anniversary of the vesting commencement date. In January 2011, we issued 151,601 restricted shares to executives which vest over a period of two years. Fifty percent of the restricted shares vest based on stock performance. The other fifty percent are discretionary vesting shares based on individual and Company goals, which are currently reserved and will be considered granted upon vesting.

The fair value of the restricted stock grants is determined based on the Company’s common stock price at the date of grant. The fair value of restricted stock grants with market conditions is adjusted for the effect of those market conditions; this is estimated by a third-party valuation consultant. Holders of restricted stock have full voting rights and receive any dividends paid.

Under our Non-Employee Directors Plan, we have issued the following outstanding restricted shares to our non-employee directors:

	Shares	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	10,000	$120	Fully vested
Issued in 2005	4,984	60	Fully vested
Issued in 2006	6,419	82	Fully vested
Issued in 2007	3,564	60	Fully vested
Issued in 2008	5,968	60	Fully vested
Issued from Inception to December 31, 2011	30,935	$382

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

We recognized non-cash compensation expense and the related income tax benefit for the vesting of restricted stock grants for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands). For the years ended December 31, 2011, 2010, and 2009 a full valuation allowance was recorded against the applicable income tax benefit.

	2011	2010	2009
Compensation expense	$530	$552	$1,310
Income tax benefit	$210	$221	$523

The weighted-average grant date fair value of restricted stock granted to executives during the year ended December 31, 2011 was $3.22 per share. No grants of restricted stock were made to non-employee directors during the years ended December 31, 2011 and 2010. As of December 31, 2011, there was $126,000 of total unrecognized compensation cost related to the unvested restricted stock under the Incentive Plan. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.3 years.

Incentive Units

Under our Incentive Plan, we have issued the following incentive units to our executives:

	Incentive Units	Aggregate Value (in thousands)	Vesting Status
Issued in October 2004	730,003	$8,443	Fully vested
Issued in 2006	120,000	1,463	Fully vested
Issued in 2007	183,333	2,728	Fully vested
Issued in 2008	270,000	1,883	Partially vested
Issued in 2011	74,378	119,749	Not vested
Issued from Inception to December 31, 2011	1,377,714	$134,266

In March 2008, we issued 160,000 incentive units to certain executives, which vest over a three year period, with one third vesting each on the first, second, and third anniversary dates of the grant. In September 2008, we issued an additional 110,000 incentive units to a new executive, which vest over a three to five year period. Of the remaining unvested incentive units, 12,918 incentive units are subject to market based performance measures. No incentive units were issued for the year ended December 31, 2010. In January 2011, we issued 74,378 incentive units, which vest over a two year period, 37,189 incentive units are subject to market based performance measures and 37,189 incentive units are reserved and will be considered granted upon vesting, which will occur when it is determined that certain individual and Company goals have been met.

The fair value of the incentive unit grants is determined based on the Company’s common stock price at the date of grant and a discount for post-vesting restrictions estimated by a third-party valuation consultant.

For the years ended December 31, 2011, 2010 and 2009, we recorded compensation expense for the vesting of the incentive unit grants totaling $199,000, $90,000 and $1,444,000, respectively. As of December 31, 2011, there was $33,000 of unrecognized compensation expense related to incentive units. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.0 years.

Stock options

Under our Incentive Plan, we have 535,146 stock options outstanding as of December 31, 2011. There were no stock option grants for the years ended December 31, 2011, 2010 and 2009. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model. Below is a summary of the methodologies the Company utilized to estimate the assumptions used in the Black-Scholes option pricing model:

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

outstanding.

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

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FASB ASC 718 “Compensation—Stock Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience.

The following is a summary of stock option activity under our Incentive Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	670,609	$12.74	7.4	—
Granted	—	—
Forfeitures	(2,915)	10.45
Exercised	—	—
Outstanding at December 31, 2009	667,694	12.75	6.3	—
Granted	—	—
Forfeitures	(59,770)	11.75
Exercised	—	—
Outstanding at December 31, 2010	607,924	12.85	5.4	—
Granted	—	—
Forfeitures	(72,778)	12.01
Exercised	—	—
Outstanding at December 31, 2011	535,146	$12.97	4.3	—
Options exercisable at December 31, 2011	535,146	$12.97	4.3	—

 We recognized compensation expense and the related income tax benefit for stock options for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands). For the years ended December 31, 2011, 2010 and 2009, a full valuation allowance was recorded against the applicable income tax benefit.

	2011	2010	2009
Compensation expense	$2	$30	$85
Income tax benefit	$1	$12	$34

The total fair value of stock options that vested during the year ended December 31, 2011, 2010 and 2009 was $165,000, $381,000, and $340,000, respectively. As of December 31, 2011, all stock options have vested and have been fully recognized. There were no stock options granted or exercised during years ended December 31, 2011, 2010, and 2009.
Phantom Shares

During the first quarter of 2011, a Phantom Share Plan was approved by the Compensation Committee of the Board of Directors and adopted by the full Board of Directors, effective as of March 1, 2011. The purpose of the Plan is to reward and retain senior executive officers of the Company. This Plan is an incentive award plan that pays cash or, if the stockholders of

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

the Company approve and authorize the issuance of additional shares, common stock. Generally, the recipient must still be employed with the Company to receive the cash or stock. There were 677,933 phantom shares granted under the plan for the year ended December 31, 2011. Each phantom share award vests upon the earlier of (i) ratably, one-third on each anniversary of the grant date, subject to achievement of (x) with respect to 50% of each award, a Company stock appreciation target rate of up to 12% pro-rated, and (y) with respect to 50% of each award, based on individual and Company goals, which are currently reserved and will be considered granted upon vesting, in each case only to the extent that at or after such time the Company's stockholders have approved the issuance of sufficient shares of common stock under the Company's 2004 Equity Incentive Plan, as amended, or any successor thereto, to settle awards under the Plan in common stock, and (ii) the fifth anniversary of the grant date, subject to such grantee's continued employment with the Company and achievement of the Company and other goals.

We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheet.

The fair value of the phantom share grants is estimated by a third-party valuation consultant. Holders of phantom shares do not have voting rights. We reassess the fair value at the end of each quarter. The weighted average grant date fair value of the phantom shares was approximately $3.05.

There were no vested, forfeited or expired grants during the year ended December 31, 2011. We recognized compensation expense and the related income tax benefit for phantom shares for the year ended December 31, 2011 of $167,000 and had an income tax benefit of $66,000, a full valuation allowance was recorded against the applicable income tax benefit. As of December 31, 2011, there was $884,000 of unrecognized compensation expense related to phantom shares. The unrecognized compensation expense is expected to be recognized over a weighted average period of 4.2 years.

Noncontrolling Interests - Unitholders in the Operating Partnership

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

Noncontrolling interests on our consolidated balance sheets relate primarily to the partnership and incentive units in the Operating Partnership that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Operating Partnership units. In addition, certain employees of the Operating Partnership have received incentive units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued incentive units have the right to require the Operating Partnership to redeem part or all of their incentive units upon vesting of the incentive units, if applicable. The Company may elect to acquire those incentive units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.

FASB ASC 810-10 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company evaluated the terms of the Operating Partnership units and, as a result of the adoption of FASB ASC 810-10, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets and recorded a decrease to the carrying value of noncontrolling interests (a corresponding increase was recorded to additional paid-in capital) to reflect the noncontrolling interests’ proportionate share of equity at December 31, 2009. In periods subsequent to the adoption of FASB ASC 810-10, the Company periodically evaluates individual noncontrolling interests for the ability to continue to recognize the noncontrolling

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The redemption value of the 359,934 outstanding and not yet redeemed incentive units at December 31, 2011 was approximately $1,199,000 based on the closing price of the Company’s common stock of $3.33 per share as of December 31, 2011.

8.	Related Party Transactions

We provide certain property management, leasing, and development and investment advisory services in connection with service agreements with certain of our consolidated subsidiaries and unconsolidated entities. The following is a summary of fee revenue and expenses related to these services for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Twelve months ended December 31,
	2011	2010	2009
Property management, leasing and development services fees	$21,680	$22,972	$24,172
Investment advisory fees	10,420	7,415	6,928
Total fees	32,100	30,387	31,100
Investment advisory, management, leasing and development services expenses	(12,754)	(12,221)	(11,910)
Net investment advisory, management, leasing and development services income	$19,346	$18,166	$19,190
Total fees attributable to third parties and related parties:
Total fees attributable to third parties	$8,520	$7,703	$9,345
Total fees attributable to related parties (unconsolidated entities and subsidiaries)	23,580	22,684	21,755
Total fees before intercompany transaction eliminations	$32,100	$30,387	$31,100

Reconciliation of total fees to consolidated statement of operations:

Total fees before intercompany transaction eliminations	$32,100	$30,387	$31,100
Elimination of intercompany fee revenues (subsidiaries and our share of unconsolidated entities)	(5,718)	(6,214)	(6,732)
Total fees net of eliminations	$26,382	$24,173	$24,368

Total fees as presented in the consolidated statement of operations:

Investment advisory, management, leasing, and development services —third parties	$8,520	$7,703	$9,345
Investment advisory, management, leasing, and development services —unconsolidated real estate entities (related parties)	17,862	16,470	15,023
Total fees	$26,382	$24,173	$24,368

9.	Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of December 31, 2011 and 2010, we held a 74.7% capital interest in the Operating Partnership. For the years ended December 31, 2011, 2010 and 2009, we were allocated 74.7%, 70.9%, and 65.8%, respectively, of the income and losses from the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Our effective tax rate is 26.4%, 2.2% and (2.0)%, respectively, for the years ended December 31, 2011, 2010 and 2009. The resulting tax rate is primarily due to the noncontrolling interests’ attributable income as a result of our adoption of FASB ASC 810, reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period has lapsed, and current year change in the valuation allowance primarily related to income from the Company's interest in the Operating Partnership.

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for tax purposes, as measured by applying the currently enacted tax laws.

The benefit (provision) for income taxes consists of the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Current income taxes:
Federal	$(92)	$3,109	$(1,601)
State	516	250	(546)
Total current income taxes	424	3,359	(2,147)
Deferred income tax (provision) benefit:
Federal	(1,485)	371	7,892
State	(726)	481	1,607
Total deferred income tax (provision) benefit	(2,211)	852	9,499
Interest expense, gross of related tax effects	728	803	(646)
Change in valuation allowance	2,488	(4,657)	(7,389)
Benefit (provision) for income taxes	$1,429	$357	$(683)

A reconciliation of the benefit (provision) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Tax (provision) benefit at statutory rate of 35%	$(1,898)	$5,753	$12,188
Noncontrolling interests	348	(1,631)	(4,880)
State income taxes, net of federal tax benefit & reduction in state valuation allowance	139	459	868
Restricted incentive unit compensation	(52)	(20)	(331)
Interest expense, gross of related tax effects	728	1,129	(646)
Valuation allowance	2,488	(4,657)	(7,389)
Other	(324)	(676)	(493)
Benefit (provision) for income taxes	$1,429	$357	$(683)
Effective income tax rate	26.4%	2.2%	(2.0)%

The significant components of the net deferred tax (asset) as of December 31, 2011 and 2010 are as follows (in thousands):

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	2011	2010
Deferred tax (asset):
Net operating loss carry forward	$(7,712)	$(9,175)
State taxes	—	19
Stock compensation	(629)	(943)
Income from Operating Partnership	(8,371)	(2,077)
Impairment loss	(7,117)	(12,719)
Valuation allowance	9,559	12,047
Other, net	533	(612)
Deferred tax (asset), net	$(13,737)	$(13,460)

The net deferred tax asset is included with other assets on the Company’s balance sheet. The Company's federal and state net operating loss carryforwards which existed as of a deemed ownership change in 2007 are subject to the gross annual limitation under Internal Revenue Code Section 382 ("Section 382"), which is $9.9 million per year. The net operating loss carryforwards generated subsequent to the 2007 ownership change are not subjected to the Section 382 limitation. As of the year ended December 31, 2011, the Company anticipates having net operating loss carryforwards of $17.9 million for federal purposes and $15.5 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2031.

FASB ASC 740-10-30-17 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. As of December 31, 2011, a valuation allowance of approximately $9.6 million had been established against the net deferred income tax assets to an amount that will more likely than not be realized. During 2011, the valuation allowance decreased by $2.5 million, resulting from the decrease in the net deferred tax assets (increase in deferred tax liabilities) primarily related to income from the Company's interest in the Operating Partnership.

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

The Company files U.S. federal income tax returns and returns in various state jurisdictions. As of December 31, 2011, 2010, and 2009, the Company has recorded unrecognized tax benefits of approximately $13.7 million, $13.4 million, and $17.8 million, respectively, and if recognized, would not affect our effective tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2011, 2010, and 2009, we recorded $(0.7) million, $(1.1) million, and $0.6 million, respectively, of interest related to unrecognized tax benefits as a component of income tax expense. Additionally, for the years ended December 31, 2011 and 2010, we recorded a reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period has lapsed in the amount of $0.8 million and $1.7 million respectively, which is recorded as a reduction of income tax expense. As of December 31, 2011, 2010, and 2009, the Company has recorded $0.3 million, $1.0 million, and $2.1 million, respectively, of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

We do not anticipate any significant increases or decreases to the amounts of unrecognized tax benefits and related accrued interest within the next twelve months, other than a reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period will lapse during 2012.

We conduct business in California, Pennsylvania, Texas and Virginia. For federal and state purposes, the years ended December 31, 2008 through 2011 remain subject to examination by the respective tax jurisdictions.

A reconciliation of the Company’s unrecognized tax benefits as of December 31, 2011, 2010, and 2009 are as follows (in thousands):

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	2011	2010	2009
Unrecognized Tax Benefits—Opening Balance	$13,436	$17,782	$15,660
Gross increases—tax positions in prior period	1,802	—	84
Gross decreases—tax positions in prior period	(1,500)	(3,843)	(9)
Gross increases—current period tax positions	—	—	2,394
Gross decreases—current period tax positions	—	(503)	(347)
	$13,738	$13,436	$17,782

10.	Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments as of December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of December 31, 2011 and 2010, based on level 2 inputs, the estimated fair value of our mortgage and other secured loans aggregates $284.1 million and $285.6 million, respectively, compared to the aggregate carrying value of $289.5 million and $300.5 million, respectively.

11.	Minimum Future Lease Rentals

We have entered into various lease agreements with tenants as of December 31, 2011. The minimum future cash rents receivable under non-cancelable operating leases in each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2012	$30,393
2013	29,547
2014	26,767
2015	21,959
2016	15,806
Thereafter	51,852
$176,324

The leases generally also require reimbursement of the tenant’s proportional share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

12.	Revenue Concentrations

Rental revenue concentrations

For the year ended December 31, 2011, rental revenue from two tenants represented approximately 14.9% and 13.7%, respectively, of the Company's total rental revenues and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses). These two leases expire in 2020 and 2015, respectively. For year ended December 31, 2010, rental revenue and tenant reimbursements from two tenants represented approximately 16.4% and 14.0%, respectively, of the Company's rental revenues and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses). The leases expire in 2020 and 2015, respectively. For year ended December 31, 2009, rental revenue and tenant reimbursements from two tenants represented approximately 16.5% and 13.6%, respectively, of the Company's rental revenues and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses). One of these leases expires in 2020, and the other lease expired in 2009.

Concentrations related to investment advisory, property management, leasing and development services revenue

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Under agreements with CalSTRS, we provide property acquisition, investment advisory, property management, leasing and development services for CalSTRS under a separate account relationship and through a joint venture relationship. At both December 31, 2011 and 2010, there were two office properties subject to the separate account relationship. At December 31, 2011 and 2010, there were seventeen and twenty-two office properties, respectively, subject to the joint venture relationship. We asset manage all of these properties.

Under the separate account relationship, we earn acquisition fees over the first three years after a property is acquired, if the property meets or exceeds the pro forma operating results that were submitted at the time of acquisition and a performance index associated with the region in which the property is located. The two properties under the separate account relationship are no longer eligible for acquisition fees. Under the joint venture relationship, we are paid acquisition fees at the time a property is acquired, as a percent of the total acquisition price. We did not earn any acquisition fees during the years ended December 31, 2011, 2010 and 2009.

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

We perform property management and leasing services for two separate account properties and seven joint venture properties under agreements between TPG and CalSTRS. We are entitled to property management fees ranging from 2% to 3.5% of the gross revenues of the particular property, paid on a monthly basis. In addition, we are reimbursed for compensation paid to certain of our employees and direct out-of-pocket expenses. The management and leasing agreements expire on the third anniversary of each property’s acquisition. The agreements are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements.

For properties in which we are responsible for the leasing and development services, we are entitled to receive market leasing commissions and development fees as defined in the agreements with CalSTRS.

For the years ended December 31, 2011, 2010 and 2009, we earned fees under agreements with CalSTRS as follows, which are shown net of elimination for our ownership share (in thousands):

	2011	2010	2009
Joint Venture Properties:
Asset management fees	$4,671	$5,357	$4,507
Property management fees	8,182	8,043	7,644
Leasing commissions	3,636	3,462	2,127
Development fees	1,374	601	745
Subtotal - fees before payroll reimbursements	17,863	17,463	15,023
Payroll reimbursements (1)	4,619	4,642	4,475
Total Joint Venture Properties	$22,482	$22,105	$19,498

Separate Account Properties:
Asset management fees	$4,662	$489	$507
Property management fees	440	691	626
Leasing commissions	50	277	1,742
Development fees	39	86	139
Subtotal - fees before payroll reimbursements	5,191	1,543	3,014
Payroll reimbursements (1)	455	573	544
Total Separate Account Properties	$5,646	$2,116	$3,558
Total Joint Venture and Separate Account Properties	$28,128	$24,221	$23,056

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

(1) These reimbursements represent primarily the cost of on-site property management personnel incurred on behalf of the managed properties.

Under the separate account relationship, we receive incentive compensation based upon performance above a minimum hurdle rate, at which time we begin to participate in cash flow from the relevant property. Incentive compensation is paid at the time an investment is sold. In connection with the ten year anniversary of our separate account relationship with CalSTRS and the final performance accounting for Valencia Town Center, Reflections I and Reflections II, we were paid a final incentive fee by CalSTRS of $4.4 million in 2011. No incentive compensation was earned during the years ended December 31, 2010 and 2009.

Under the joint venture relationship, incentive compensation is based on a minimum return on investment to CalSTRS, following which we participate in cash flow above the stated return, subject to a clawback provision if returns for a property fall below the stated return. We did not earn any incentive compensation under the joint venture agreement during the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011 and 2010, we had accounts receivable, including amounts generated under the above agreements, of $3.0 million and $3.5 million, respectively, including $2.0 million and $2.6 million, respectively, due from TPG/CalSTRS.

13.	Commitments and Contingencies
General

We have been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.

We sponsor a 401(k) plan for our employees. Our contributions were $47,000, $40,000 and $65,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

We are a tenant in City National Plaza through May 2014 and in One Commerce Square through February 2016. For the years ended December 31, 2011, 2010, and 2009, we incurred rent expense of $0.5 million, $0.5 million and $0.3 million, respectively, to City National Plaza. The rent expense related to One Commerce Square is eliminated in consolidation. The minimum future rents payable as of December 31, 2011 are $1.1 million under the City National Plaza lease.

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

A mortgage loan, with an outstanding balance of $17.8 million and $18.2 million as of December 31, 2011 and 2010, respectively, secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million.

In connection with our Campus El Segundo mortgage loan (see Note 4), we have guaranteed and promised to pay the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so.

In connection with our Murano construction loan (see Note 4), TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

In connection with our Four Points Centre construction loan (see Note 4), we have guaranteed in favor of and promised to pay to the lender 46.5% of the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At December 31, 2011, the outstanding balance was $23.9 million, which results in a maximum guarantee amount based on 46.5% of $11.1 million. Upon the occurrence of certain events, as defined in the repayment and completion guaranty agreement, our maximum liability as guarantor will be reduced to 31.5% of

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

all sums payable under the loan, and upon the occurrence of even further events, as defined, our maximum liability as guarantor will be reduced to 25.0% of all sums payable under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed the core and shell construction. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement.
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and all risk property and rental value insurance with limits of $1.3 billion per occurrence, with terrorism limits of $1.1 billion per occurrence, and flood insurance with a limit of $200.0 million per occurrence. Our California properties have earthquake insurance with coverage of $200.0 million per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $200.0 million annual aggregate.

14.	Subsequent Events
In January 2012, we completed the sale of Brookhollow Central I, II and III in Houston, Texas, a TPG/CalSTRS joint venture property. TPG/CalSTRS received proceeds from this transaction of $30.6 million, after closing costs and repayment of mortgage debt, of which TPG's share was $7.7 million. During the fourth quarter of 2011, TPG/CalSTRS recorded a $7.8 million impairment charge to reduce the book value of the property to the net sales proceeds. TPG's share of the impairment was $1.9 million.
In January 2012, we completed the sale of a 4,800 square foot (unaudited) retail building at Four Points Centre in Austin, Texas. TPG received proceeds from this transaction of $1.1 million, after closing costs.
In March 2012, our board of directors declared a quarterly cash dividend of $0.015 per share of common stock, payable on March 23, 2012 to stockholders of record at the close of business on March 9, 2012.
Subsequent to December 31, 2011, we entered into sales contracts for two additional units at our Murano condominium project.  If these sales close, the net sales proceeds will reduce the Murano loan balance by approximately $0.8  million from $15.5 million to $14.7 million.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

15.	Quarterly Financial Information—Unaudited

The tables below reflect the selected quarterly information for us for the years ended December 31, 2011 and 2010. Certain prior year amounts have been reclassified to conform to the current year presentation (in thousands, except for share and per share amounts).

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$21,582	$28,158	$23,314	$21,927
(Loss) income before gain on sale of real estate, gain (loss) on early extinguishment of debt, interest income, equity in net (loss) income of unconsolidated real estate entities, noncontrolling interests and provision for income tax	(11,258)	1,697	(2,831)	(3,429)
Income (loss) before noncontrolling interests and provision/ benefit for income taxes	11,899	1,349	(3,715)	(4,110)
Net income(loss)	10,068	2,083	(3,006)	(3,285)
Net income (loss) per share-basic and diluted	$0.27	$0.06	$(0.08)	$(0.09)
Weighted-average shares outstanding-basic	36,647,394	36,647,394	36,647,394	36,534,505
Weighted-average shares outstanding-diluted	36,865,327	36,873,339	36,647,394	36,534,505

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$22,264	$25,117	$25,977	$24,343
Loss before gain on sale of real estate, interest income, equity in net loss of unconsolidated real estate entities, noncontrolling interests and provision for income tax	(9,394)	(2,407)	(1,112)	(2,413)
Loss before noncontrolling interests and provision/benefit for income taxes	(9,623)	(1,852)	(1,719)	(3,244)
Net loss	(6,151)	(1,435)	(1,465)	(2,421)
Net loss per share-basic and diluted	$(0.18)	$(0.04)	$(0.04)	$(0.08)
Weighted-average shares outstanding-basic	35,041,770	34,910,415	34,202,493	30,436,364
Weighted-average shares outstanding-diluted	35,041,770	34,910,415	34,202,493	30,436,364

SCHEDULE III—INVESTMENTS IN REAL ESTATE
(In thousands)

	One Commerce Square		Two Commerce Square		Murano	2100 JFK Boulevard	Four Points Centre	Campus El Segundo
Property Type	High-rise Office		High-rise Office		Condominium Units Held for Sale	Parking Lot	Office/ Retail/Hotel/ Development	Office/ Retail/Hotel/ Development
Location	Philadelphia, PA		Philadelphia, PA		Philadelphia, PA	Philadelphia, PA	Austin, TX	El Segundo, CA
Encumbrances, net	$128,529		$107,112		$15,474	$—	$23,908	$14,500
Initial cost to the real estate entity that acquired the property:
Land and improvements	14,259		15,758		6,213	4,872	10,523	39,937
Buildings and improvements	87,653		147,951		—	—	—	—
Cost capitalized subsequent to acquisition:
Land and improvements	528		706		35	56	9,417	17,240
Buildings and improvements	38,922	(1)	31,660	(1)	—	(3)	38,249	3,264
Condominium units held for sale	—		—		39,004	—	—	—
Gross amount at which carried at close of period:
Land and improvements	14,787		16,464		35	4,928	19,940	57,177
Buildings and improvements	126,575		179,611		—	(3)	38,249	3,264
Condominium units held for sale	—		—		45,217	—	—	—
Accumulated depreciation and amortization (2)	(39,012)		(73,150)		(3)	(67)	(2,494)	(843)
Date construction completed	1987		1992		2008	N/A	N/A	N/A

Investments in real estate:
	2011		2010		2009
Balance, beginning of the year	$517,298		$532,262		$577,077
Additions during the year:
Improvements	10,919		1,477		7,897
Deductions during the year:
Cost of real estate sold	(4,644)		(10,425)		(24,214)
Asset impairment	(8,095)		(4,500)		(13,000)
Reimbursement of capitalized costs	(8,500)		—		—
Retirements	(734)		(1,516)		(15,498)
Balance, end of the year	$506,244		$517,298		$532,262

Accumulated depreciation related to investments in real estate:
	2011		2010		2009
Balance, beginning of the year	$(105,271)		$(95,561)		$(101,191)
Additions during the year	(11,037)		(10,749)		(9,868)
Retirements during the year	737		1,039		15,498
Balance, end of the year	$(115,571)		$(105,271)		$(95,561)
_________________________

(1)	Included in the total are write-offs for fully depreciated tenant improvements.

(2)	The depreciable life for buildings ranges from 40 to 50 years, 5 to 40 years for building improvements, and the shorter of the useful lives or the terms of the related leases for tenant improvements.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $429.0 million as of December 31, 2011 (unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
TPG/CalSTRS, LLC

We have audited the accompanying consolidated balance sheets of TPG/CalSTRS, LLC (“TPG/CalSTRS”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of TPG/CalSTRS’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TPG/CalSTRS at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 9, 2012

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands)

	2011	2010
ASSETS
Investments in real estate:
Land and improvements	$73,191	$73,191
Land improvements—development properties	21,346	21,346
Buildings and improvements	743,519	748,083
Tenant improvements	180,014	169,713
Total investments in real estate	1,018,070	1,012,333
Less accumulated depreciation	(213,109)	(178,940)
Investments in real estate, net	804,961	833,393
Investments in unconsolidated real estate entities	41,278	44,087
Cash and cash equivalents, unrestricted	14,709	27,769
Restricted cash	5,222	7,759
Accounts receivable, net of allowance for doubtful accounts of $777 and $494 as of 2011 and 2010, respectively	2,035	1,238
Receivables from unconsolidated real estate entities	325	308
Deferred leasing costs and value of in-place leases, net of accumulated amortization of $43,315 and $39,436 as of 2011 and 2010, respectively	51,063	52,296
Deferred loan costs, net of accumulated amortization of $1,562 and $945 as of 2011 and 2010, respectively	4,354	4,978
Deferred rents	62,235	58,929
Acquired above market leases, net of accumulated amortization of $549 and $720 as of 2011 and 2010, respectively	—	23
Prepaid expenses and other assets	3,712	3,258
Assets associated with real estate held for disposition	72,652	364,064
Total assets	$1,062,546	$1,398,102
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$749,469	$750,597
Unsecured loan, net of unamortized discount of $1,039 and $2,594 as of 2011 and 2010, respectively	18,719	17,164
Accounts payable and other liabilities	29,501	23,294
Due to affiliate	1,105	1,005
Acquired below market leases, net of accumulated amortization of $13,162 and $11,651 as of 2011 and 2010, respectively	5,468	7,126
Prepaid rent and deferred revenue	6,222	5,542
Liabilities associated with real estate held for disposition	42,141	304,218
Total liabilities	852,625	1,108,946
Members’ equity, including $5 and $102 accumulated other comprehensive loss as of 2011 and 2010, respectively	209,921	289,156
Total liabilities and members’ equity	$1,062,546	$1,398,102

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
Revenues:
Rental	$94,588	$97,926	$98,906
Tenant reimbursements	47,106	44,482	43,623
Parking	14,031	14,082	13,943
Other	5,636	3,932	3,464
Total revenues	161,361	160,422	159,936
Expenses:
Operating	62,597	60,689	59,521
Real estate and other taxes	15,880	15,352	16,677
General and administrative	6,239	6,359	7,067
Parking	3,533	3,536	3,320
Depreciation and amortization	47,070	46,669	47,072
Interest	45,676	39,826	35,457
Impairment loss	12,600	—	—
Total expenses	193,595	172,431	169,114
Loss from continuing operations before interest income and equity in net (loss) income of unconsolidated real estate entities	(32,234)	(12,009)	(9,178)
Interest income	47	70	224
Equity in net (loss) income of unconsolidated real estate entities	(9,136)	(6,924)	1,834
Gain on early extinguishment of debt	—	2,266	—
Loss from continuing operations	(41,323)	(16,597)	(7,120)
Income (loss) associated with real estate held for disposition	97,182	(2,159)	(72,842)
Net income (loss)	$55,859	$(18,756)	$(79,962)

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	CalSTRS	TPG	Total
Balance-December 31, 2008	$60,160	$36,073	$96,233
Contributions	16,800	5,600	22,400
Distributions	(724)	(724)	(1,448)
Fair market value change of redeemable noncontrolling interest	2,946	984	3,930
Other comprehensive income	536	179	715
Net loss	(60,043)	(19,919)	(79,962)
Balance-December 31, 2009	19,675	22,193	41,868
Contributions	297,800	15,575	313,375
Distributions	(40,938)	(6,822)	(47,760)
Other comprehensive income	322	107	429
Net loss	(14,258)	(4,498)	(18,756)
Balance-December 31, 2010	262,601	26,555	289,156
Contributions	15,042	3,763	18,805
Distributions	(124,598)	(29,397)	(153,995)
Other comprehensive income	72	24	96
Net income	39,667	16,192	55,859
Balance-December 31, 2011	$192,784	$17,137	$209,921

See accompanying notes to consolidated financial information.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$55,859	$(18,756)	$(79,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on early extinguishment of debt	(6,661)	(11,794)	—
Gain on sale of real estate and assumption of debt	(70,687)	—	—
Gain on disposition of foreclosed real estate	(28,686)	—	—
Depreciation and amortization expense	56,736	61,512	64,260
Amortization of above and below market leases, net	(1,512)	(1,710)	(1,750)
Amortization of loan costs	2,735	3,046	2,765
Expense of previously capitalized assets	—	329	375
Allowance for doubtful accounts	321	19	351
Equity in net income (loss) in unconsolidated real estate entities	9,136	6,924	(1,834)
Deferred rents, net	(4,094)	(4,943)	(5,190)
Impairment loss	20,373	—	59,133
Distributions received from unconsolidated real estate entities	—	264	1,809
Purchase of interest rate caps	—	—	(379)
Changes in operating assets and liabilities:
Accounts receivable	(1,656)	(929)	2,095
Due from affiliates	(17)	(13)	(288)
Prepaid expenses and other assets	(759)	495	(1,078)
Deferred rents and deferred lease costs	(15,665)	(14,526)	(5,493)
Accounts payable and other liabilities	3,023	7,217	(915)
Due to affiliates	(121)	(317)	(3,291)
Prepaid rent and deferred revenue	649	2,132	16
Deferred interest payable	913	1	4
Net cash provided by operating activities	19,887	28,951	30,628
Cash flows from investing activities:
Expenditures for real estate	(28,288)	(16,618)	(36,047)
Distributions received from unconsolidated real estate entities	426	2,731	362
Proceeds from sale of real estate	182,766	—	—
Investments in unconsolidated real estate entities	(6,750)	(3,250)	(5,000)
Net cash provided by (used in) investing activities	148,154	(17,137)	(40,685)

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from financing activities:
Proceeds from mortgage and other secured loans	1,000	657,250	36,616
Repayment of mortgage loan	(71,629)	(732,099)	(18,410)
Members’ contributions	—	94,300	22,400
Members’ distributions	(135,192)	(47,760)	(1,448)
Change in restricted cash	14,577	57,708	(35,858)
Payment of loan costs	(5)	(6,444)	—
Net cash (used in) provided by financing activities	(191,249)	22,955	3,300
Net (decrease) increase in cash and cash equivalents	(23,208)	34,769	(6,757)
Cash and cash equivalents, at beginning of year	38,680	3,911	10,668
Cash and cash equivalents, at end of year	$15,472	$38,680	$3,911
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $0, $0 and $228 for the years ended December 31, 2011, 2010 and 2009, respectively	$63,097	$46,803	$48,101
Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to members' equity	—	219,075	—
Investments in real estate included in accounts payable and other liabilities	(999)	875	3,187
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	1,462	1,243	1,480
Other comprehensive (loss) income	(32)	(44)	468
Increase in lease inducements included in deferred rent	2,777	2,826	511
Issuance of note payable for buyout of noncontrolling interest	—	—	19,758
Buyer assumption of mortgage loan secured by property that was sold	65,000	—	—
Mortgage loan and related interest satisfied in connection with deed-in-lieu of foreclosure	108,000	—	—

See accompanying notes to consolidated financial information.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
Years Ended December 31, 2011, 2010 and 2009
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

On January 28, 2003, TPG Plaza Investments, LLC ("TPG Plaza") purchased an office building complex located in Los Angeles, California, commonly known as City National Plaza. On October 13, 2004, Thomas Properties Group, LLC contributed its interest in TPG/CalSTRS to Thomas Properties Group, L.P. (“TPG”), a Maryland limited partnership, in connection with the initial public offering of TPG’s sole general partner, Thomas Properties Group, Inc. CalSTRS contributed to TPG/CalSTRS its interest in office buildings located in Reston, Virginia, commonly known as Reflections I and Reflections II. In addition, TPG increased its ownership interest in TPG/CalSTRS from 5% to 25%. TPG acts as the managing member of TPG/CalSTRS. The Company's remaining real estate investments as of December 31, 2011, including its 25% interest in the Austin Portfolio Joint Venture which owns a portfolio of ten office properties in Austin, Texas, are listed below.

TPG/CalSTRS is the sole member of TPGA, LLC, which is the managing member of TPG Plaza, the entity which owns City National Plaza ("CNP"). Prior to the second quarter of 2009, TPGA, LLC had an 85.4% ownership interest in TPG Plaza. TPG/CalSTRS’ financial statements are consolidated with the accounts of TPGA, LLC and TPG Plaza for all periods presented. During the second quarter of 2009, TPG/CalSTRS redeemed the approximately 15% noncontrolling interest held by the other member. Effective with this redemption, which is discussed further in note 2 and note 3, TPG/CalSTRS owns 100% of TPG Plaza. The redemption price of $19.8 million was financed with a promissory note issued by the former member, and is due on July 1, 2012.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

As of December 31, 2011, TPG/CalSTRS owned a 100% interest in the following seven properties:

Property (Date of Acquisition)	Type	Location

City National Plaza (January 2003)	High-rise office	Los Angeles Central Business District, California
Reflections I (October 2004)	Suburban office	Reston, Virginia
Reflections II (October 2004)	Suburban office—single tenancy	Reston, Virginia
San Felipe Plaza (August 2005)	High-rise office	Houston, Texas
Brookhollow Central I, II and III (August 2005)	Suburban office	Houston, Texas
CityWestPlace (June 2006)	Suburban office and undeveloped land	Houston, Texas
Fair Oaks Plaza (January 2007)	Suburban office	Fairfax, Virginia
BH Note B Lender, LLC, an investment entity 100% owned by TPG/CalSTRS, held a mortgage loan receivable related to Brookhollow Central. The note receivable held by this subsidiary was paid off and this entity was dissolved during the year ended December 31, 2010.

TPG/CalSTRS, LLC also owns a 25% interest in a joint venture which owns the following ten properties (“Austin Portfolio Joint Venture”), all of which were acquired in June 2007:

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

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of December 31, 2011:

All properties, excluding Austin Portfolio Joint Venture:
CalSTRS	75.0%	(1)
TPG	25.0%	(2)
Austin Portfolio Joint Venture:
CalSTRS	18.7%
TPG	6.3%
Other members	75.0%

(1) Except for City National Plaza as to which CalSTRS' ownership interest is 92.1% .
(2) Except for City National Plaza as to which TPG's ownership interest is 7.9%.
_______________
During the year ended December 31, 2011, we sold or disposed of several properties and subsequent to December 31, 2011 we sold one property. The sales are summarized in the table below (in thousands).

Property	Date of Disposition	Gain (Impairment) Recorded in 2011	Net Proceeds
Wholly-owned:
Oak Hill Plaza, Walnut Hill Plaza, Four Falls Corporate Center (1)	October 2011	$28,686	$—
2500 CityWest and two adjacent land parcels	November 2011	$49,679	$61,347
Centerpointe I & II	December 2011	21,024	54,360
Brookhollow Central I, II and III (2)	January 2012	(7,773)	30,608
Total		$91,616	$146,315
_______________
(1) These properties were disposed of in a lender foreclosure sale in October 2011 by stipulation with the lender.
(2) During the year ended December 31, 2011, the company recognized a $7.8 million impairment charge on Brookhollow I, II and III. The sale of the property was completed subsequent to December 31, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include all wholly owned properties of TPG/CalSTRS and its subsidiaries.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had both

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

(i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the
Company has not provided any guarantees.
We continuously reassess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. There have been no changes during 2011 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

The equity method of accounting is utilized to account for investments in real estate entities that are VIEs and of which the Company is not deemed to be the primary beneficiary.
In connection with the Austin Portfolio Joint Venture, we were not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture is shared among multiple unrelated parties such that no one party has the power to direct the activities of the joint venture that most significantly impact the joint venture's economic performance. In connection with the Austin Portfolio Joint Venture, we determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture partnership agreement requires either unanimous or majority approval of decisions by the respective partners. We therefore determined the power to direct the activities to be shared amongst the partners so that no one partner has the power to direct the activities that most significantly impact the partnership's economic performance. As of December 31, 2011, our total maximum exposure to loss to the Austin Portfolio Joint Venture is our investment of $41.3 million.
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

Depreciation expense for December 31, 2011, 2010 and 2009 is $37.8 million, $37.2 million and $37.0 million, respectively. The depreciation expense associated with real estate held for disposition is $7.5 million, $10.9 million and $12.4 million for the years ended December 31, 2011, 2010 and 2009.

Improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred.

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Capitalized interest of $11.6 million is included in investments in real estate as of December 31, 2011 and 2010.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

FASB ASC 805-10, “Business Combinations” ("ASC 805"), effective January 1, 2009, requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. ASC 805-10 also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity. In addition, ASC 805-10 requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. Refer to Purchase Accounting for Acquisition of Interests in Real Estate Entities in Note 2 for further details.

TPG/CalSTRS considers assets to be held for sale pursuant to the provisions of FASB ASC 360, “Property, Plant and Equipment" ("ASC 360"). The held for sale classification of real estate owned is evaluated each quarter.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We use the equity method of accounting to account for investments in real estate entities over which we have significant influence, but not control over major decisions. In these situations, the unit of account for measurement purposes is the equity investment and not the real estate. Accordingly, if our joint venture investments meet the other-than-temporary criteria of FASB ASC 323, “Investments—Equity Method and Joint Ventures” ("ASC 323"), we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of our investment.

TPG/CalSTRS estimates the fair value of rental properties utilizing a discounted cash flow analysis, which is a level 3 valuation under FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

We recorded an impairment charge for our investment in the Austin Portfolio Joint Venture, which is accounted for under the equity method, for the year ended December 31, 2009, of $4.9 million. This non-cash impairment charge is included in the “Equity in net loss of unconsolidated real estate entities” line item in the consolidated statements of operations. There was no corresponding non-cash impairment charge for the years ended December 31, 2011 and 2010.

In addition, for the year ended December 31, 2009, we recorded impairment charges related to certain of our wholly-owned properties in accordance with the provisions of ASC 360 as follows: Four Falls Corporate Center of $12.4 million; Walnut Hill Plaza of $5.4 million and Centerpointe I & II of $41.3 million. These properties were disposed of during the year ended December 31, 2011. These non-cash impairment charges are included in the “Income (loss) associated with real estate held for disposition” line item in the consolidated statements of operations. There were no impairment charges recorded for our wholly-owned properties for the year ended December 31, 2010.

For the year ended December 31, 2011, we recorded impairment charges related to Fair Oaks Plaza of $6.2 million and Reflections II of $6.4 million in order to reduce the book value of the property to the estimated fair values. These non-cash impairment charges are included in the “Impairment loss” line item in the consolidated statements of operations. Additionally, we recorded an impairment charge of $7.8 million to reduce the book value of Brookhollow Central I, II and III to the estimated net sales proceeds. This non-cash impairment is included in the "Income (loss) associated with real estate held for disposition” line item in the consolidated statements of operations. The sale of Brookhollow Central I, II and II closed subsequent to December 31, 2011.

Real Estate Held for Disposition

The revenue, expenses, impairment and/or gain on sale of operating properties that meet the applicable criteria are reported as income (loss) associated with real estate held for disposition in the consolidated statement of operations from the date the property was acquired or placed in service through the date of disposition. A gain on sale, if any, is recognized in the period the property is disposed of.

In determining whether to report the results of operations, impairment and/or gain on sale of operating properties as income (loss) associated with real estate held for disposition, we evaluate whether we have any significant continuing involvement in the operations,

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

leasing or management of the property after disposition. If we determine that we have significant continuing involvement after disposition, we report the revenue, expenses, impairment and/or gain on sale as part of continuing operations.

We classify properties as held for sale when certain criteria set forth in the Long-Lived Assets Classified as Held for Sale subsection of ASC 360 are met. At that time, we present the assets and liabilities of the property held for sale as assets associated with real estate held for disposition and liabilities associated with real estate held for disposition in our consolidated balance sheet. We cease recording depreciation and amortization expense at the time a property is classified as held for sale. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  Brookhollow Central I, II and III was classified as held for sale as of December 31, 2011. Refer to Note 5 - Dispositions & Discontinued Operations for further information.

Gain on Sale of Real Estate

A gain on the disposition of real estate is recorded when the recognition criteria in the Real Estate Sales subsection of ASC 360 are met, generally at the time title is transferred, and we no longer have significant continuing involvement in the operations, leasing or management of the property after disposition. Gains are reported as income (loss) associated with real estate held for disposition in the consolidated statement of operations. Refer to Note 5 - Dispositions & Discontinued Operations for further information.

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

Purchase Accounting for Acquisition of Interests in Real Estate Entities

In accordance with FASB ASC 805, “Business Combinations”, the acquired tangible assets, consisting of land, building, tenant and site improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, are recorded based in each case on their fair values.

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

In recording the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the terms in the respective leases. The weighted average amortization period for the below market leases was approximately 3.5 years as of December 31, 2011.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is recorded to in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by TPG/CalSTRS because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

future acquisitions of properties result in recording material amounts to the value of tenant relationships, an amount would be separately recorded and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

The table below summarizes our intangible assets and liabilities as of December 31, 2011 and 2010 (in thousands).

	2011	2010
Acquired above market leases	$549	$743
Accumulated amortization	(549)	(720)
Acquired above market leases, net	$—	$23

Acquired below market leases	$18,630	$18,777
Accumulated amortization	(13,162)	(11,651)
Acquired below market leases, net	$5,468	$7,126

Acquired in-place lease value	$40,737	$43,916
Accumulated amortization	(22,933)	(22,157)
Acquired in-place lease value, net	$17,804	$21,759

Acquired above market leases, acquired below market lease and the value of in place leases for assets associated with real estate held for disposition were fully amortized at December 31, 2011. The balances for these respective accounts for the year ended December 31, 2010, are below (in thousands):

Included in assets associated with real estate held for disposition:

Acquired above market leases, net	$1,332
Acquired in-place lease value, net	6,890
$8,222

Included in liabilities associated with real estate held for disposition:

Acquired below market leases, net	$882

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$3,429	$3,267	$3,207	$1,611	$1,401	$4,889	$17,804

Adjustments to rental revenues:
Above market leases	$—	$—	$—	$—	$—	$—	$—
Below market leases	$(1,541)	$(1,475)	$(1,276)	$(593)	$(401)	$(182)	$(5,468)
Net adjustment to rental revenues	$(1,541)	$(1,475)	$(1,276)	$(593)	$(401)	$(182)	$(5,468)

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases.
The impact of the straight line rent adjustment increased revenue by $0.3 million, $1.9 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The impact of the straight line rent adjustment increased revenues associated with real estate held for disposition by $3.7 million, $3.2 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases increased revenue by $1.6 million, $1.7 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net impact of the amortization of acquired above market leases and acquired below market leases decreased revenue associated with real estate held for disposition by $0.1 million for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, there was no impact on revenues associated with real estate held for disposition. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. TPG/CalSTRS also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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

Derivative Instruments and Hedging Activities

FASB ASC 815, “Derivatives and Hedging” ("ASC 815"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, TPG/CalSTRS records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings, and subsequently reclassified to

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

The objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, TPG/CalSTRS primarily uses interest rate caps as part of its cash flow hedging strategy. Under ASC 815, our interest rate caps qualify as cash flow hedges. No derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, TPG/CalSTRS does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2010, interest rate caps with a fair value of $0.1 million were included in assets associated with real estate held for disposition. The change in net unrealized gain of $0.1 million, $0.4 million and $0.7 million in 2011, 2010 and 2009, respectively, for these derivatives designated as cash flow hedges is separately disclosed in the statements of members’ equity and comprehensive loss. These interest rate caps related to the mortgage loans associated with Centerpointe I & II, which was sold during 2011 and Brookhollow Central I - III, which was sold subsequent to December 31, 2011. The interest rate caps for Brookhollow Central I-III had no value at December 31, 2011. On December 18, 2009, our Austin Portfolio Joint Venture entered into a settlement agreement with Lehman Brothers Holdings Inc. for $5.0 million to terminate the interest rate collar agreement for TPG Austin Portfolio Holdings LLC, which we paid on January 25, 2010.

On January 1, 2008 we adopted FASB ASC 820-10, “Fair Value Measurement” ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. FASB ASC 820-10-35 ("ASC 820-10-35") emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820-10-35 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

To comply with the provisions of ASC 820-10-35, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2011.

Asset Retirement Obligation

We account for asset retirement obligations in accordance with FASB ASC 410, “Asset Retirement and Environmental Obligations”, which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FASB ASC 410-20-25 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. TPG/CalSTRS has determined that conditional legal obligations exist for CNP related primarily to asbestos-containing materials. These materials have been removed or abated from certain tenant and common areas of the building structures. We continue to remove or abate asbestos-containing materials from various areas of the building structures and as of December 31, 2011 and 2010, have accrued $1.3 million for estimated future costs of such removal or abatement at CNP.

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

TPG/CalSTRS and its subsidiaries, which are pass-through entities, are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Company is subject to a margin tax in Texas, which is accounted for under FASB ASC 740 "Income Taxes" as an income tax expense. The Company also records its share of Texas margin taxes from the Austin Portfolio Joint Venture. For the years ended December 31, 2011, 2010 and 2009, the Company recorded Texas margin tax expense of $1.0 million, $0.6 million and $0.6 million, respectively, as a component of real estate and other taxes. For the years ended December 31, 2011, 2010 and 2009, the Company’s share of Texas margin taxes from the Austin Portfolio Joint Venture of $0.2 million for each year was recorded as a component of equity in net income/loss of unconsolidated real estate entities.

FASB ASC 740-10-25 "Accounting for Income Taxes" subsection "Recognition" clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB ASC 740. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

TPG/CalSTRS has no examinations in progress. As of December 31, 2011, management has reviewed all open tax years and major jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

Fair Value of Financial Instruments

FASB ASC 825-10-50-8, “Financial Instruments,” requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments as of December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of December 31, 2011 and 2010, , based on level 2 inputs, the estimated fair value of our mortgage and unsecured loans aggregates $0.85 billion and $0.92 billion, respectively, compared to the aggregate carrying value of $0.81 billion and $0.95 billion, respectively. The estimated fair value as of December 31, 2010 excludes the three properties with loans subject to special servicer oversight. These three properties were transferred to the special servicer at a foreclosure sale in October 2011 by stipulation with the lender.

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

In accordance with FASB ASC 810, “Consolidation”, the Company reports arrangements with noncontrolling interests as a component of equity separate from the parent's equity. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the consolidated statement of operations and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, is recorded at its estimated fair value with any gain or loss recognized in earnings. TPG/CalSTRS does not have any noncontrolling interests as of December 31, 2011 and 2010.

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

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

During the second quarter of 2009, TPG/CalSTRS redeemed the approximately 15% noncontrolling membership interest held by an unaffiliated partner in the City National Plaza (CNP) partnership. The redemption price of $19.8 million was based on a $725 million value for CNP and was financed with a promissory note due on July 1, 2012. The promissory note is reflected as an unsecured loan on the accompanying consolidated balance sheets. The redemption eliminated the former partner’s right to “put” his interest to TPG/CalSTRS at fair market value and eliminated his right of approval of any sale or financing. Effective with this redemption, TPG/CalSTRS owns 100% of CNP. As of December 31, 2011 and 2010, TPG/CalSTRS has no mandatorily redeemable financial instruments.

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

TPG/CalSTRS must make estimates related to the collectability of accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. TPG/CalSTRS specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

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

TPG/CalSTRS is required to make subjective assessments as to the fair value of assets and liabilities in connection with purchase accounting related to interests in real estate entities acquired. These assessments have a direct impact on net income subsequent to the acquisition of the interests as a result of depreciation and amortization being recorded on these assets and liabilities over the expected lives of the related assets and liabilities. TPG/CalSTRS estimates the fair value of rental properties utilizing a discounted cash flow analysis, which is a level 3 valuation under ASC 820, that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation of activity associated with real estate held for disposition.

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

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

For the years ended December 31, 2011, 2010 and 2009, there were no tenants accounting for 10% or more of rent and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses) of TPG/CalSTRS.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS" ("ASU 2011-04"), which amends ASC 820 to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring financial assets at fair value, including the disclosures regarding these measurements. ASU 2011-04 is effective for the Company beginning January 1, 2012. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income" (“ASU 2011-05”), which is intended to lead to converging guidance under US GAAP and IFRS related to presentation of comprehensive income. ASU 2011-05 is effective for the Company beginning January 1, 2012 and the provisions of ASU 2011-05 will be adopted retrospectively. In adopting ASU 2011-05, the Company will be required to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its financial position or results of operations.

In December 2011, the FASB issued ASU 2011-10, "Derecognition of in Substance Real Estate - a Scope Clarification (Topic 360)" ("ASU 2011-10"). This ASU modifies ASC 360-20, which specifies circumstances under which the parent (reporting entity) of an “in substance real estate” entity derecognizes that in substance real estate. Generally, if the parent ceases to have a controlling financial interest (as described under ASC 810-10) in the subsidiary as a result of a default on the subsidiary’s nonrecourse debt, then the subsidiary’s in substance real estate and related debt, as well as the corresponding results of operations, will continue to be included in the consolidated financial statements and not be removed from the consolidated results until legal title to the real estate is transferred. ASU 2011-10 will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012, which for us means the second quarter of 2012. We do not expect ASU 2011-10 to have a material effect on our financial position or results of operations.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

3.	Mortgage Loans and Unsecured Loan

A summary of the outstanding mortgage, other secured loans and unsecured loan (in thousands) as of December 31, 2011 and 2010 is as follows. None of these loans are recourse to TPG/CalSTRS. In connection with some of the loans listed in the table below, TPG/CalSTRS is subject to customary non-recourse carve out obligations.

	Interest Rate	Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
		2011	2010
City National Plaza
Mortgage loan	5.90%	$350,000	$350,000	7/1/2020	7/1/2020
Note payable to former partner (1)	5.75%	19,758	19,758	7/1/2012	7/1/2012
CityWestPlace
Mortgage loan-Building I & II	6.16%	120,472	121,000	7/6/2016	7/6/2016
Mortgage loan-Building III & IV (2)	5.03%	95,000	95,000	3/5/2020	3/5/2020
San Felipe Plaza
Mortgage loan (3)	4.78%	110,000	110,000	12/1/2018	12/1/2018
2500 City West
Mortgage loan (4)	5.53%	—	65,000
Brookhollow Central I, II and III
Mortgage loan (5)(6)	LIBOR + 2.63%	38,250	37,250	7/21/2013	7/21/2015
Reflections I mortgage loan	5.23%	20,964	21,387	4/1/2015	4/1/2015
Reflections II mortgage loan	5.22%	8,733	8,910	4/1/2015	4/1/2015
Centerpointe I & II
Senior mortgage loan (7)	LIBOR + 0.60%	—	55,000
Mezzanine loan-Note C (7)	LIBOR + 3.26%	—	22,162
Fair Oaks Plaza	5.52%	44,300	44,300	2/9/2017	2/9/2017
Total outstanding debt		$807,477	$949,767
__________________________
The LIBOR rate for the loans above was 0.30% at December 31, 2011.

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

(3)
On July 21, 2010, a subsidiary of TPG/CalSTRS that owns San Felipe Plaza entered into a new mortgage loan in the amount of $110.0 million. The loan bears interest at a fixed rate of 4.8% and is for a term of 8.3 years, to mature in December 2018. This loan replaces the prior $117.7 million of mortgage loans, which were retired for $116.0 million pursuant to a discounted payoff agreement.

(4)
On July 21, 2010, a subsidiary of TPG/CalSTRS that owns 2500 CityWest entered into a new mortgage loan in the amount of $65.0 million. The loan bore interest at a fixed rate of 5.5% and was for a term of 9.3 years, to mature in December 2019. This mortgage loan replaced the prior $84.1 million mortgage loans, which were retired for $81.0 million pursuant to a discounted payoff agreement. In November 2011, TPG/CalSTRS sold 2500 CityWest and two adjacent land parcels, and the $65.0 million mortgage loan was assumed by the purchaser.

(5)	The partnership that owns this property has purchased an interest rate cap for the funded portion of this loan.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

(6)
On July 21, 2010, a subsidiary of TPG/CalSTRS that owns Brookhollow Central entered into a new mortgage loan in the amount of $55.0 million. At closing, $37.0 million of the loan was funded, with an additional $3.0 million to be funded over three years and $15.0 million available for future funding of construction costs related to the redevelopment of Brookhollow Central I. The loan bears interest at LIBOR plus 2.6% and is for a three-year term plus two one-year extensions, subject to certain conditions, to mature upon final extension in July 2015. The new mortgage loan replaced the prior loans of $48.9 million. Subsequent to December 31, 2011, TPG/CalSTRS sold Brookhollow Central I, II and III and paid off the mortgage loan in its entirety. As such, the mortgage loan for Brookhollow Central I, II and III is located on the TPG/CalSTRS balance sheet under "Liabilities associated with real estate held for disposition."

(7)
On October 19, 2010, TPG/CalSTRS restructured the debt and equity capital in our Centerpointe partnership by acquiring the mezzanine A and B notes for approximately $40 million, at a discount to par of approximately $6.6 million or 14%. In addition, the mezzanine C loan was modified to provide us with the right to prepay the loan equal to a 50% discount on the principal plus a participation feature for the lender. In August 2011, the borrower elected to pay an alternate repayment amount of $4.4 million on the mezzanine C loan reducing the loan balance from $22.2 million to $11.1 million resulting in a discount of $6.7 million from the outstanding balance. This discount was recognized as a gain. The mezzanine C loan was also extended through February 9, 2012 with one additional year of extension available up to February 9, 2013. CalSTRS and TPG, which contributed 95% and 5%, respectively, of the $40.0 million for the mezzanine A and B notes, created a new class of equity in the Centerpointe partnership in the amount of $46.6 million, which had a priority on distributions of available project cash and capital proceeds. In December 2011, TPG/CalSTRS sold Centerpointe I & II and paid off the senior mortgage loan and mezzanine C loan in their entirety.

The loan agreements generally require that all receipts collected from the properties be deposited in a lockbox account under the control of the lender to fund reserves, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheet at December 31, 2011 and 2010, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	2011	2010
City National Plaza	$352	$347
Oak Hill/Walnut Hill Plaza (1)	—	3,195
Four Falls Corporate Center (1)	—	2,248
2500 CityWest (1)	—	462
San Felipe Plaza	1,162	2,302
Brookhollow Central I, II and III (1)	681	411
CityWestPlace	2,944	2,897
Centerpointe I & II (1)	—	15,658
Fair Oaks Plaza	764	2,213
Restricted cash - consolidated properties	$5,903	$29,733

(1) The restricted cash balance is included in assets associated with real estate held for disposition on the consolidated balance sheets.

As of December 31, 2011, scheduled principal payments for the outstanding debt are as follows (in thousands):

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	Amount Due at Original Maturity Date		Amount Due at Maturity Date After Exercise of Extension Options
2012	$19,758		$19,758
2013	38,250	(1)	—
2014	—		—
2015	29,697		67,947
2016	120,472		120,472
Thereafter	599,300		599,300
	$807,477		$807,477

(1)	Subsequent to December 31, 2011, Brookhollow Central I, II and III was sold and the mortgage loan of $38.3 million was repaid.

4.	Related Party Transactions

Generally, TPG earns an acquisition fee for services performed, which result in the acquisition of a real estate property by TPG/CalSTRS. For the years ended December 31, 2011, 2010 and 2009, TPG/CalSTRS did not incur any acquisition fees.

TPG provides asset management services to TPG/CalSTRS, the fees for which are included in operating expenses, except for those properties subject to disposition in which case the fees are included in the income (loss) associated with the real estate held for disposition caption on the statements of operations.

Pursuant to management and leasing agreements, TPG performs property management and leasing services for TPG/CalSTRS. TPG is entitled to property management fees ranging from 3% to 3.5% of gross property revenues, paid on a monthly basis. In addition, TPG is reimbursed for compensation paid to certain of its employees and direct out-of-pocket expenses. These fees and reimbursements are included in operating expenses, except for those properties subject to disposition in which case the fees are included in the income (loss) associated with the real estate held for disposition caption on the statements of operations.

For new leases entered into by TPG/CalSTRS, TPG is entitled to leasing commissions, generally calculated at 4% of base rent during years 1 through 10 of a lease and 3% of base rent thereafter, where TPG acts as the procuring broker, and 2% of base rent during years 1 through 10 of a lease and 1.5% of base rent thereafter, where TPG acts as the co-operating broker. For lease renewals, where TPG is the procuring broker and there is no co-operating broker, TPG is entitled to leasing commissions, calculated at 4% of base rent. For lease renewals, where there is both a procuring and co-operating broker, if TPG is the procuring broker, it is entitled to receive 3% of base rents and if it’s the co-operating broker, it is entitled to receive 1.5% of base rents. Commissions are paid 50% at signing and 50% upon occupancy. The leasing commissions will be split on the customary basis between TPG and tenant representative when applicable, which are included in deferred leasing costs and income (loss) associated with real estate held for disposition. At December 31, 2011 and 2010, $0.5 million and $0.6 million, respectively, are payable to TPG pursuant to the management and leasing agreements discussed above.

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

TPG/CalSTRS obtains insurance policies that generally include all the properties in which TPG and affiliated entities have an investment and for which they perform investment advisory or property management services. Property insurance premiums are allocated to TPG/CalSTRS based on estimated insurable values. Liability insurance premiums are allocated to TPG/CalSTRS based on relative square footage. The allocated premiums are included in operating expenses.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The fees and reimbursements paid to TPG for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
TPG/CalSTRS:
Asset management fees	$5,127	$6,129	$5,615
Property management fees	6,119	6,203	5,905
Payroll - on-site property management personnel	2,536	2,708	2,626
Leasing commissions	2,771	2,021	1,389
Development management fees	1,126	499	742
	17,679	17,560	16,277
Austin Portfolio Joint Venture (1):
Asset management fees	349	329	354
Property management fees	3,342	3,394	3,406
Payroll-on-site property management personnel	2,084	1,935	1,849
Leasing commissions	1,471	1,914	1,149
Development management fees	396	213	197
	7,642	7,785	6,955
	$25,321	$25,345	$23,232
_____________________
(1) TPG/CalSTRS has a 25% ownership interest in the Austin Portfolio Joint Venture. These amounts represent 100% of the fees and reimbursements paid to TPG.

TPG receives incentive compensation based on a minimum return on investment to CalSTRS, following which TPG would participate in cash flow above the stated return, subject to a clawback provision in the joint venture agreement if returns for a property fall below the stated return. No incentive compensation was earned for the years ended December 31, 2011, 2010, and 2009.

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

TPG is a tenant in City National Plaza through May 2014. For the years ended December 31, 2011, 2010 and 2009, rental revenues from TPG were $0.6 million, $0.7 million, and $0.4 million, respectively.

At December 31, 2011 and 2010, TPG/CalSTRS had accounts receivable for its advisor services of $0.4 million and $0.4 million, respectively, due from the Austin Portfolio Joint Venture.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

5.	Dispositions & Discontinued Operations

A summary of our property dispositions is as follows (amounts in thousands, except square footage amounts):

Property	Location	Rentable Square Feet	Date Sold	Debt Satisfied	Gain on Sale/Disposition (1)	Impairment Recorded in 2011 (2)	Net Proceeds (3)
Real Estate Sales:
2500 CityWest (4)	Houston, TX	578,284	11/14/2011	$65,000	$49,679	$—	$61,347
Centerpointe I & II (5)	Fairfax, VA	421,859	12/19/2011	66,081	21,024	—	54,360
Foreclosures:
Four Falls Corporate Center (6)	Conshohocken, PA	253,985	10/26/2011	52,067	15,612	—	—
Oak Hill Plaza (6)	King of Prussia, PA	164,360	10/26/2011	23,587	970	—	—
Walnut Hill Plaza (6)	King of Prussia, PA	150,573	10/26/2011	20,864	12,105	—	—
				$227,599	$99,390	$—	$115,707
Sales Subsequent to December 31, 2011:
Brookhollow Central I, II, III	Houston, TX	806,004	1/12/2012	$38,280	$—	$(7,773)	$30,608

(1)    Gains on disposition are recorded in the consolidated statement of operations in the period the property is disposed of.
(2)    Impairment losses are recorded in the consolidated statement of operations when the carrying value exceeds the estimated fair value of the property, which can occur in accounting periods preceding disposition and/or in the period of disposition.
(3)    Net proceeds from sale after closing costs and repayment of mortgage debt.

(4)
In November 2011, we completed the sale of 2500 CityWest and two adjacent land parcels in Houston, Texas. TPG/CalSTRS received net proceeds from this transaction of $61.3 million, after closing costs and assumption of mortgage debt. TPG/CalSTRS recorded a gain on sale of $49.7 million.

(5)
In December 2011, we completed the sale of Centerpointe I & II in Fairfax, Virginia. TPG/CalSTRS received net proceeds from this transaction of $54.4 million, after closing costs and repayment of mortgage debt. TPG/CalSTRS recorded a gain on sale of $21.0 million.

(6)
In October 2011, a foreclosure sale, by stipulation with the lender, occurred whereby TPG/CalSTRS was relieved of the obligation to pay the remaining debt and is no longer the owner of Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center in suburban Philadelphia. TPG/CalSTRS recognized a $28.7 million gain upon disposition of these properties.

Discontinued Operations

In accordance with FASB ASC 360, “Property, Plant and Equipment”, the results of operations for 2500 CityWest, Centerpointe I & II, Four Falls Corporate Center, Oak Hill Plaza, Walnut Hill Plaza and Brookhollow I, II and III are reflected in the consolidated statements of operations as Income (loss) associated with real estate held for disposition for all periods presented.

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following table summarizes the income and expense components that comprise income (loss) associated with real estate held for disposition for the year ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Revenue:
Rental	$36,690	$36,744	$35,721
Tenant reimbursements	7,821	6,610	5,971
Parking and other	1,327	2,246	1,196
Total revenue	45,838	45,600	42,888
Expenses:
Operating and other	24,142	25,170	25,355
Depreciation and amortization	9,666	14,842	17,188
Interest	13,112	17,288	14,083
Impairment loss	7,773	—	59,134
Total expenses	54,693	57,300	115,760
Loss associated with real estate held for disposition before gain on disposition of real estate and gain from extinguishment of debt	(8,855)	(11,700)	(72,872)
Gain on disposition of real estate	99,373	—	—
Gain from extinguishment of debt	6,661	9,528	—
Interest income	3	13	30
Income (loss) associated with real estate held for disposition	$97,182	$(2,159)	$(72,842)

The following table summarizes the components that comprise the assets and liabilities associated with real estate held for disposition as of December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011	2010
ASSETS
Investments in real estate, net	$55,238	$284,498
Cash and cash equivalents, unrestricted	760	10,910
Restricted cash	1,095	21,974
Deferred rents	8,437	20,638
Deferred leasing and loan costs, net	6,162	22,754
Other assets	960	3,290
Assets associated with real estate held for disposition	$72,652	$364,064
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other secured loans	$38,250	$275,931
Accounts payable and other liabilities	3,891	28,287
Liabilities associated with real estate held for disposition	42,141	304,218
Members’ equity	30,511	59,846
Total liabilities and members’ equity associated with real estate held for disposition	$72,652	$364,064

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

6.	Minimum Future Lease Rentals

TPG/CalSTRS has entered into various lease agreements with tenants as of December 31, 2011. The minimum future cash rents receivable on non-cancelable leases, including leases relating to the property held for sale, in each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2012	$93,571
2013	94,329
2014	91,026
2015	78,954
2016	77,267
Thereafter	234,381
$669,528

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

TPG/CalSTRS owns a 25% interest in the Austin Portfolio Joint Venture which owns the following ten properties all of which are located in Austin, Texas, and were purchased on June 1, 2007:

High-Rise Office-Central Business District:
San Jacinto Center
Frost Bank Tower
One Congress Plaza
One American Center
300 West 6th Street
Suburban Office:
Research Park Plaza I & II
Park Centre
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

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following is a summary of the investments in the Austin Portfolio Joint Venture for the period from January 1, 2009 to December 31, 2011 (in thousands):

Investment balance, January 1, 2009	$42,859
Contributions	5,000
Equity in net income of unconsolidated real estate entities	1,665
Other comprehensive income	834
Distributions	(362)
Investment balance, December 31, 2009	49,996
Contributions	3,250
Equity in net loss of unconsolidated real estate entities	(6,685)
Other comprehensive income	248
Distributions	(2,722)
Investment balance, December 31, 2010	44,087
Contributions	6,750
Equity in net loss of unconsolidated real estate entities	(9,136)
Other comprehensive income	3
Distributions	(426)
Investment balance, December 31, 2011	$41,278

Following is summarized financial information for the Austin Portfolio Joint Venture as of December 31, 2011 and 2010 and years ended December 31, 2011, 2010 and 2009 (in thousands):

Summarized Balance Sheets

	2011	2010
ASSETS
Investments in real estate, net	$1,012,401	$1,036,922
Receivables including deferred rents	21,040	21,280
Deferred leasing and loan costs, net	42,072	54,742
Other assets	29,446	20,487
Total assets	$1,104,959	$1,133,431
LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$913,450	$873,623
Below market rents, net	28,151	40,329
Other liabilities	41,332	44,565
Total liabilities	982,933	958,517
Owners’ equity:
TPG/CalSTRS, including $6 and $9 of other comprehensive loss as of 2011 and 2010, respectively	30,507	43,728
Other owners, including $16 and $27 of other comprehensive loss as of 2011 and 2010, respectively	91,519	131,186
Total owners’ equity	122,026	174,914
Total liabilities and owners’ equity	$1,104,959	$1,133,431

TPG/CalSTRS, LLC
(A Delaware Limited Liability Company)
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statement of Operations

	2011	2010	2009
Revenues	$108,472	$107,608	$118,037
Expenses:
Operating and other expenses	51,889	51,262	53,355
Interest expense	53,604	50,175	53,410
Depreciation and amortization	50,896	49,227	54,896
Impairment loss - property level	4,986	—	—
Total expenses	161,375	150,664	161,661
Loss from continuing operations	(52,903)	(43,056)	(43,624)
Gain on extinguishment of debt	—	—	67,017
Net (loss) income	$(52,903)	$(43,056)	$23,393
TPG/CalSTRS’ share of net (loss) income	$(13,226)	$(10,764)	$5,849
Intercompany eliminations	4,090	4,079	727
Investment impairment loss	—	—	(4,911)
Equity in net (loss) income of Austin Portfolio Joint Venture	$(9,136)	$(6,685)	$1,665

9.	Subsequent Events

In January 2012, TPG/CalSTRS completed the sale of Brookhollow Central I, II and III in Houston, Texas. TPG/CalSTRS received net proceeds from this transaction of $30.6 million, after closing costs and repayment of mortgage debt. During the fourth quarter of 2011, TPG/CalSTRS recorded a $7.8 million impairment charge to reduce the book value of the property to the net sales proceeds.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 9, 2012

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

Signature	Title	Date

/s/ JAMES A. THOMAS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2012
James A. Thomas

/s/ R. BRUCE ANDREWS	Director	March 9, 2012
R. Bruce Andrews

/s/ EDWARD D. FOX	Director	March 9, 2012
Edward D. Fox

/s/ WINSTON H. HICKOX	Director	March 9, 2012
Winston H. Hickox

/s/ JOHN GOOLSBY	Director	March 9, 2012
John Goolsby

/s/ RANDALL L. SCOTT	Executive Vice President and Director	March 9, 2012
Randall L. Scott

/s/ JOHN R. SISCHO	Co-Chief Operating Officer and Director	March 9, 2012
John R. Sischo

/s/ DIANA M. LAING	Chief Financial Officer (Principal Financial Officer)	March 9, 2012
Diana M. Laing

/s/ ROBERT D. MORGAN	Senior Vice President (Principal Accounting Officer)	March 9, 2012
Robert D. Morgan