Form 10-Q
period 2012-03-31
THOMAS PROPERTIES GROUP INC
filed 2012-05-09
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012
Common Stock, $.01 par value per share	37,294,994

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Investments in real estate:
Land and improvements	$33,077	$33,077
Land and improvements—development properties	80,332	80,254
Buildings and improvements	311,770	308,692
Tenant improvements	39,577	39,004
Total investments in real estate	464,756	461,027
Less accumulated depreciation	(118,254)	(115,571)
Investments in real estate, net	346,502	345,456
Condominium units held for sale	44,657	45,217
Investments in unconsolidated real estate entities	530	8,834
Cash and cash equivalents, unrestricted	80,280	79,320
Restricted cash	6,605	10,616
Rents and other receivables, net	1,844	1,903
Receivables from unconsolidated real estate entities	4,057	2,918
Deferred rents	18,627	17,866
Deferred leasing and loan costs, net	11,553	12,283
Other assets, net	21,147	17,465
Assets associated with land held for sale	—	1,107
Total assets	$535,802	$542,985
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$288,887	$289,523
Accounts payable and other liabilities, net	29,566	32,443
Prepaid rent and deferred revenue	3,605	3,019
Obligations associated with land held for sale	—	27
Total liabilities	322,058	325,012
Commitments and Contingencies (Note 9)	—	—
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 37,294,994 and 37,094,995 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	373	371
Limited voting stock, $.01 par value, 20,000,000 shares authorized,12,313,331 shares issued and outstanding as of March 31, 2012 and December 31, 2011	123	123
Additional paid-in capital	208,812	208,473
Retained deficit and dividends, including $21 and $20 of other comprehensive income as of March 31, 2012 and December 31, 2011, respectively	(59,155)	(55,472)
Total stockholders’ equity	150,153	153,495
Noncontrolling interests:
Unitholders in the Operating Partnership	51,873	52,983
Partners in consolidated real estate entities	11,718	11,495
Total noncontrolling interests	63,591	64,478
Total equity	213,744	217,973
Total liabilities and equity	$535,802	$542,985
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Rental	$7,846	$7,312
Tenant reimbursements	5,421	6,329
Parking and other	740	802
Investment advisory, management, leasing and development services	931	811
Investment advisory, management, leasing and development services — unconsolidated real estate entities	4,102	4,661
Reimbursement of property personnel costs	1,511	1,532
Condominium sales	919	480
Total revenues	21,470	21,927
Expenses:
Property operating and maintenance	6,264	6,587
Real estate and other taxes	1,920	1,887
Investment advisory, management, leasing and development services	2,994	3,029
Reimbursable property personnel costs	1,511	1,532
Cost of condominium sales	672	334
Interest	4,238	4,664
Depreciation and amortization	3,510	3,393
General and administrative	4,239	3,930
Total expenses	25,348	25,356
Interest income	5	13
Equity in net income (loss) of unconsolidated real estate entities	(22)	(694)
Income (loss) before income taxes and noncontrolling interests	(3,895)	(4,110)
Benefit (provision) for income taxes	(43)	(96)
Net income (loss)	(3,938)	(4,206)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	1,041	1,076
Partners in consolidated real estate entities	(223)	(155)
	818	921
TPGI share of net income (loss)	$(3,120)	$(3,285)
Income (loss) per share-basic and diluted	$(0.09)	$(0.09)
Dividends paid per common share	$0.015	$—
Weighted average common shares outstanding—basic and diluted	36,737,276	36,534,505
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,938)	$(4,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of condominiums	(247)	(146)
Equity in net (income) loss of unconsolidated real estate entities	22	694
Deferred rents	(267)	(63)
Deferred taxes (and interest on unrecognized benefits)	26	50
Deferred interest	25	231
Depreciation and amortization expense	3,510	3,393
Amortization of loan costs	160	202
Non-cash amortization of share-based compensation	460	361
Distributions from operations of unconsolidated real estate entities	250	—
Changes in operating assets and liabilities:
Rents and other receivables	55	(262)
Receivables from unconsolidated real estate entities	(1,139)	692
Deferred leasing costs	(1,040)	(202)
Other assets	(5,487)	(4,818)
Accounts payable and other liabilities	(1,890)	(3,900)
Prepaid rent and deferred revenue	580	605
Net cash provided by (used in) operating activities	(8,920)	(7,369)
Cash flows from investing activities:
Expenditures for improvements to real estate	(2,686)	(1,503)
Proceeds from sale of condominiums	759	432
Proceeds from sale of real estate	1,107	—
Return of capital from unconsolidated real estate entities	8,932	968
Contributions to unconsolidated real estate entities	(902)	—
Net cash provided by (used in) investing activities	7,210	(103)
Cash flows from financing activities:
Contributions by noncontrolling interests	—	370
Payment of dividends to common stockholders and distributions to limited partners	(750)	—
Principal payments of mortgage loans	(924)	(848)
Proceeds from mortgage loans	263	468
Change in restricted cash	4,081	4,721
Net cash provided by (used in) financing activities	2,670	4,711
Net increase (decrease) in cash and cash equivalents	960	(2,761)
Cash and cash equivalents at beginning of year	79,320	42,363
Cash and cash equivalents at end of period	$80,280	$39,602

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
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

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”). Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interest in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. As of March 31, 2012, we held a 74.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2012, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel/Residential	Austin, Texas
Campus El Segundo	Developable land; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California

Unconsolidated properties:
2121 Market Street	Residential and retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office	Reston, Virginia
Reflections II	Suburban office	Reston, Virginia
San Felipe Plaza	High-rise office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Fair Oaks Plaza	Suburban office	Fairfax, Virginia

TPG-Austin Portfolio Syndication Partners JV, LP (“Austin Portfolio Joint Venture”):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

2.	Summary of Significant Accounting Policies
Interim Financial Data
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The interim financial statements should be

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions are subjective and affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Principles of Consolidation
We evaluate each entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is the primary beneficiary of the VIE based on whether the Company has both (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements. When an entity is not deemed to be a VIE, the Company considers the provisions of the accounting standards to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights.

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
We also consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. After full repayment of the Murano mortgage loan, which has a balance of $15.1 million at March 31, 2012, net proceeds from the project will be distributed, to the extent available, as follows:

i.	First, to the Company as repayment of our first priority capital and a return on such capital, which has a balance of $13.0 million as of March 31, 2012;

ii.	Second, to the Company and our partner equally for repayment of second priority capital and a return on such capital. The Company's share of this tranche is $1.5 million as of March 31, 2012;

iii.	Third, the next $3.0 million to be split equally between the Company and our partner;

iv.	Fourth, to the Company for repayment of our original preferred equity contribution and a return on such capital, which has a balance of $28.2 million as of March 31, 2012;

v.	Fifth, the next $3.0 million to be split equally between the Company and our partner;

vi.	Sixth, to TPGI for repayment of the final half of the original preferred equity contribution, which has a balance of $8.2 million as of March 31, 2012; and

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We did not record an impairment for any long-lived assets during the three months ended March 31, 2012 and 2011.
Dispositions
In January 2012, we closed on the sale of a 4,800 square foot retail site at Four Points Centre. As of December 31, 2011, the carrying value of the property of $1.1 million comprises the caption labeled "Assets associated with land held for sale" on our consolidated balance sheets, and is equal to the ultimate net proceeds received.
Development Activities
Costs associated with the development and construction of a real estate project are capitalized on our consolidated balance sheets. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell is completed, the costs capitalized to construction in progress are transferred to operating properties. Cumulative capitalized interest as of March 31, 2012 and December 31, 2011, is $17.0 million and $17.1 million, respectively. There was no interest capitalized for the three months ended March 31, 2012 and 2011.
Revenue Recognition - Condominium Sales
We have one high-rise condominium project, Murano, for which we use the deposit method of accounting to recognize sales revenue and costs. Under the provisions of FASB ASC 360-20, “Property, Plant and Equipment” subsection “Real Estate and Sales”, revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at the point of settlement as compared to the point of sale. Revenue is recognized on the contract price of individual units. Total estimated costs, net of impairment charges, are allocated to individual units which have closed on a relative value basis. Total estimated revenue and construction costs are reviewed periodically, and any change is applied to current and future periods.
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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” ("ASU No. 2011-04"). ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” ("ASU No. 2011-05"). ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” ("ASU No. 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not have any transactions resulting in reportable comprehensive income (loss).
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation of activity associated with real estate held for disposition disclosed in Note 3.

3.	Unconsolidated Real Estate Entities
The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties and the Austin Portfolio Joint Venture properties. TPG/CalSTRS owns the following properties as of March 31, 2012:

•	City National Plaza (acquired January 2003)

•	Reflections I (acquired October 2004)

•	Reflections II (acquired October 2004)

•	San Felipe Plaza (acquired August 2005)

•	CityWestPlace land (acquired June 2006)

•	CityWestPlace (acquired June 2006)

•	Fair Oaks Plaza (acquired January 2007)
The following properties were disposed by TPG/CalSTRS during the fourth quarter of 2011 or in the case of Brookhollow Central, the first quarter of 2012:

•	Four Falls Corporate Center (acquired March 2005, disposed of October 2011)

•	Oak Hill Plaza (acquired March 2005, disposed of October 2011)

•	Walnut Hill Plaza (acquired March 2005, disposed of October 2011)

•	2500 CityWest and two adjacent land parcels (acquired August 2005, disposed of November 2011)

•	Brookhollow Central I, II and III (acquired August 2005, disposed of January 2012)

•	Centerpointe I and II (acquired January 2007, disposed of December 2011)
TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007:

•	San Jacinto Center

•	Frost Bank Tower

•	One Congress Plaza

•	One American Center

•	300 West 6th Street

•	Research Park Plaza I & II

•	Park Centre

•	Great Hills Plaza

•	Stonebridge Plaza II

•	Westech 360 I-IV
Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of March 31, 2012.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2121 Market Street	50.00%
TPG/CalSTRS:
Austin Portfolio Joint Venture Properties	6.25%
City National Plaza	7.94%
All properties, excluding Austin Portfolio Joint Venture and City National Plaza	25.00%

Investments in unconsolidated real estate entities as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
TPG/CalSTRS	$(3,842)	$3,499
Austin Portfolio Joint Venture	7,149	7,873
Total TPG/CalSTRS and Austin Portfolio Joint Venture	3,307	11,372
2121 Market Street	(2,777)	(2,538)
Total investment in unconsolidated real estate entities	$530	$8,834

The following is a summary of the investment in unconsolidated real estate entities for the three months ended March 31, 2012 (in thousands):

Investment balance, December 31, 2011	$8,834
Contributions	902
Equity in net loss of unconsolidated real estate entities	(22)
Distributions	(9,182)
Other	(2)
Investment balance, March 31, 2012	$530

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
The total capital commitment to the joint venture was $511.7 million as of March 31, 2012, of which approximately $24.0 million and $13.6 million was unfunded by CalSTRS and us, respectively.
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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of March 31, 2012, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:

(1)	Our equity investment in the various properties controlled by TPG/CalSTRS and the Austin Portfolio Joint Venture as of March 31, 2012, which was $3.3 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. As of March 31, 2012, we had total receivables of $1.3 million and $1.2 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively. TPG/CalSTRS earns an annual administration fee payable quarterly from the Austin Portfolio Joint Venture (or the “APJV Partnership”) based on 0.50% per annum times the aggregate capital contributions made to the APJV Partnership by all partners, and the funded amount of the priority credit facility (the “Senior Priority Financing”). TPG receives 50% of this amount. If the Senior Priority Financing is not repaid in full on or before the June 1, 2012 maturity date, then CalSTRS and TPG shall repay an affiliate of Lehman Brothers Holdings, Inc. (“Lehman”), which holds a limited partner interest in the APJV Partnership, the lesser of (a) the unpaid balance of the Senior Priority Financing owed to Lehman and (b) the amount of all administration fees paid to TPG/CalSTRS with respect to the capital contribution made by Lehman and the portion of the Senior Priority Financing advanced by Lehman or any affiliate. We estimate TPG's share of any such payment to be approximately $0.9 million.

(3)
Unfunded capital commitment to the TPG/CalSTRS joint venture was $13.6 million as of March 31, 2012. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of March 31, 2012. We and our partners in the Austin Portfolio Joint Venture have funded $60.0 million of Senior Priority Financing, which together with accrued interest has a balance of $77.1 million as of March 31, 2012, and is senior to the Austin Portfolio bank loan. Our share of the funding and accrued interest was $4.8 million, and is accounted for as equity. The funds advanced under the Senior Priority Facility have a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other seven Austin buildings owned by the Austin Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information for the unconsolidated real estate entities as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 (in thousands):

Summarized Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Investments in real estate, net	$1,817,310	$1,830,868
Receivables including deferred rents, net	86,225	86,037
Deferred leasing and loan costs, net	95,988	98,213
Other assets	40,272	53,623
Assets associated with real estate held for disposition	359	72,652
Total assets	$2,040,154	$2,141,393
LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,683,605	$1,680,881
Below market rents, net	31,220	34,305
Other liabilities	62,190	76,747
Liabilities associated with real estate held for disposition	1,444	42,141
Total liabilities	1,778,459	1,834,074
Owners’ equity:
Thomas Properties, including $1 and $1 of other comprehensive loss as of March 31, 2012 and December 31, 2011, respectively	6,223	15,267
Other owners, including $14 and $21 of other comprehensive loss as of March 31, 2012 and December 31, 2011, respectively	255,472	292,052
Total owners' equity	261,695	307,319
Total liabilities and owners’ equity	$2,040,154	$2,141,393
Summarized Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues	$69,404	$67,495
Expenses:
Operating and other expenses	35,543	32,981
Interest expense	25,879	24,160
Depreciation and amortization	23,097	23,384
Total expenses	84,519	80,525
Income (loss) from continuing operations	(15,115)	(13,030)
Income (loss) associated with real estate held for disposition	182	(1,787)
Net income (loss)	$(14,933)	$(14,817)
Thomas Properties’ share of net loss, prior to intercompany eliminations	$(1,218)	$(1,415)
Intercompany eliminations	1,196	721
Equity in net income (loss) of unconsolidated real estate entities	$(22)	$(694)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the preceding summarized balance sheets as of March 31, 2012 and December 31, 2011, are the following balance sheets of TPG/CalSTRS, LLC (in thousands) (unaudited):

	March 31, 2012	December 31, 2011

ASSETS
Investments in real estate, net	$798,249	$804,961
Receivables including deferred rents, net	64,418	64,595
Investments in unconsolidated real estate entities	38,868	41,278
Deferred leasing and loan costs, net	53,438	55,417
Other assets	24,123	23,643
Assets associated with real estate held for disposition	359	72,652
Total assets	$979,455	$1,062,546
LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$768,118	$768,188
Other liabilities	36,558	42,296
Liabilities associated with real estate held for disposition	1,444	42,141
Total liabilities	806,120	852,625
Members’ equity:
Thomas Properties, including $1 and $1 of other comprehensive loss as of March 31, 2012 and December 31, 2011, respectively	8,342	17,137
CalSTRS, including $3 and $4 of other comprehensive loss as of March 31, 2012 and December 31, 2011, respectively	164,993	192,784
Total members’ equity	173,335	209,921
Total liabilities and members’ equity	$979,455	$1,062,546

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information by real estate entity for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$1,074	$41,331	$26,999	$—	$69,404
Expenses:
Operating and other expenses	538	22,460	13,151	(606)	35,543
Interest expense	280	11,424	14,876	(701)	25,879
Depreciation and amortization	254	11,606	11,237	—	23,097
Total expenses	1,072	45,490	39,264	(1,307)	84,519
Income (loss) from continuing operations	2	(4,159)	(12,265)	1,307	(15,115)
Equity in net loss of unconsolidated real estate entities	—	(2,411)	—	2,411	—
Income (loss) associated with real estate held for disposition	—	182	—	—	182
Net income (loss)	$2	$(6,388)	$(12,265)	$3,718	$(14,933)
Thomas Properties’ share of net income (loss)	$1	$(452)	$(767)	$—	$(1,218)
Intercompany eliminations					1,196
Equity in net loss of unconsolidated real estate entities					$(22)

	Three months ended March 31, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Properties	Eliminations	Total
Revenues (1)	$1,016	$39,806	$26,835	$(162)	$67,495
Expenses:
Operating and other expenses	351	20,405	12,655	(430)	32,981
Interest expense	291	11,342	12,999	(472)	24,160
Depreciation and amortization	226	11,580	11,578	—	23,384
Total expenses	868	43,327	37,232	(902)	80,525
Income (loss) from continuing operations	148	(3,521)	(10,397)	740	(13,030)
Equity in net (loss) income of unconsolidated real estate entities	—	(1,939)	—	1,939	—
Income(loss) associated with real estate held for disposition	—	(1,787)	—	—	(1,787)
Net income (loss)	$148	$(7,247)	$(10,397)	$2,679	$(14,817)
Thomas Properties’ share of net income (loss)	$74	$(839)	$(650)	$—	$(1,415)
Intercompany eliminations					721
Equity in net income of unconsolidated real estate entities					$(694)

________________________

(1)	Total includes interest income of $11 and $15 for the three months ended March 31, 2012, and 2011, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Mortgage Loans
A summary of the outstanding mortgage loans as of March 31, 2012 and December 31, 2011 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan, partially guaranteed the Four Points Centre mortgage loan, under which our liability is currently limited to a maximum of $11.3 million, and provided a limited guaranty for the Murano mortgage loan. See footnote 5 to the table below for further details regarding the Murano limited guaranty. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

		Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Secured Debt	Interest Rate at March 31, 2012	As of March 31, 2012	As of December 31, 2011
One Commerce Square mortgage loan (1)	5.67%	$128,113	$128,529	1/6/2016	1/6/2016
Two Commerce Square mortgage loan (2)	6.30%	106,987	107,112	5/9/2013	5/9/2013
Campus El Segundo mortgage loan (3)	LIBOR + 3.75%	14,500	14,500	10/31/2012	10/31/2014
Four Points Centre mortgage loan (4)	LIBOR + 3.50%	24,196	23,908	7/31/2012	7/31/2014
Murano mortgage loan (5)	LIBOR + 3.75%	15,091	15,474	12/15/2013	12/15/2013
Total secured debt		$288,887	$289,523
_________________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	Prior to March 9, 2013, the borrower may defease the entire loan. On or after March 9, 2013, the borrower may prepay the loan, which matures on May 9, 2013.

(3)
The interest rate as of March 31, 2012 was 4.00% per annum. The loan has two one-year extension options remaining, subject to our compliance with certain covenants, with a final maturity date of October 31, 2014 if all extension options are exercised. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at October 31, 2013 and October 31, 2014, respectively. We have guaranteed this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2012.

(4)
The interest rate as of March 31, 2012 was 3.75% per annum. The loan has two one-year extension options at our election subject to certain conditions. As of March 31, 2012, $6.5 million is available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield of 8.0%, among other things. The second option to extend is subject to a 75% loan-to-value ratio, executed leases representing at least 90% of the net rentable area, and a minimum debt yield, among other things. If the loan-to-value ratio or the minimum debt yield is not met, we can pay down the principal balance in an amount sufficient to satisfy the requirement. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. As of March 31, 2012, the property had a net operating loss. We have guaranteed completion of the tenant improvements and 46.5% of the balance of the outstanding principal balance and interest payable on the loan, which results in a maximum guarantee of $11.3 million as of March 31, 2012. Upon the occurrence of certain events, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events, our maximum liability as guarantor will be reduced to 25% of all sums payable under the loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2012. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to the office buildings.

(5)
The interest rate as of March 31, 2012 was 4.00% per annum. The loan is scheduled to mature on December 15, 2013. On each June 30th and December 31st through and including June 30, 2013, the loan is subject to a maximum balance. On June 30, 2012 and December 31, 2012, the next amortization dates, we will be required to make a rebalancing payment if the outstanding principal amount on such dates exceed $12.9 million and $8.6 million, respectively. Additionally, repayment of this loan is being made with proceeds from the sales of condominium units. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.
The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at March 31, 2012 and December 31, 2011, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	March 31, 2012	December 31, 2011
One Commerce Square	$3,083	$5,471
Two Commerce Square	3,248	5,030
Murano	274	115
Restricted cash - consolidated properties	$6,605	$10,616

As of March 31, 2012, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2012	$40,315	$4,119
2013	123,483	125,983
2014	1,884	35,580
2015	1,996	1,996
2016	121,209	121,209
Thereafter	—	—
	$288,887	$288,887

5.	Income (Loss) per Share and Dividends Declared
Basic earnings per share is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accrued during the respective period. Participating securities include restricted stock, incentive units and stock options. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities, including restricted stock, incentive units and stock options, represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. We only present the earnings per share attributable to the common shareholders.
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three months ended March 31, 2012 and 2011, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.
Our board of directors declared and paid a quarterly dividend to common stockholders in the three months ended March 31, 2012 of $0.015 per common share. There was no such dividend in the three months ended March 31, 2011.
The following is a summary of the elements used in calculating basic and diluted loss per share for the three months ended March 31, 2012 and 2011 (in thousands except share and per share amounts):

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended March 31,
	2012	2011
Net income (loss) attributable to common shares	$(3,120)	$(3,285)
Dividends to participating securities:
Unvested restricted stock	(8)	—
Unvested incentive units	(1)	—
Net income (loss) attributable to common shares, net of dividends to participating securities	$(3,129)	$(3,285)
Weighted average common shares outstanding—basic	36,737,276	36,534,505
Weighted average common shares outstanding—diluted	36,737,276	36,534,505
Income (loss) per share—basic and diluted	$(0.09)	$(0.09)
Dividends declared per share	$0.015	$—

The following is a summary of elements that were anti-dilutive due to our net loss position and thereby excluded from the calculation of basic and diluted loss per share for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31, 2012	March 31, 2011
Nonvested restricted stock units	519	448
Vested incentive units	291	249
Nonvested incentive units	69	111

6.	Equity
Common Stock and Operating Partnership Units
The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. An Operating Partnership unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of March 31, 2012 and December 31, 2011, we held a 74.7% interest in the Operating Partnership.
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
Incentive Partnership Units
We have issued a total of 1,377,714 incentive units as of March 31, 2012 to certain executives. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Operating Partnership units in the Operating

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partnership and rank pari passu with the Operating Partnership units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Operating Partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Operating Partnership units to the extent of the incentive units’ economic capital account balance. We had 37,294,994 shares of common stock and 12,313,331 Operating Partnership units outstanding as of March 31, 2012, and 359,934 incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.
Stock Compensation
We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 256,541, remain available for grant as of March 31, 2012, see table below for details. In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

March 31, 2012
Total awards authorized for issuance	3,361,906
Less:
Incentive unit grants	1,377,714
Restricted stock grants	1,168,267
Stock option awards, net of forfeitures	559,384
Awards available for grant	256,541

For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 9, 2012, and our proxy statement, which was filed with the SEC on April 30, 2012.
On February 1, 2012, we granted 199,999 restricted shares with a total fair market value of approximately $0.2 million. During the first quarter of 2011, we granted 151,601 restricted shares with a total fair market value of approximately $0.2 million and 74,378 incentive units with a total fair market value of approximately $0.1 million. For these grants, fifty percent of the restricted shares vest based on stock performance. The other fifty percent are discretionary vesting shares/units based on individual and Company goals, which are currently reserved and will be considered granted upon vesting.
During January 2012, 50,000 restricted shares subject to time vesting vested . During February 2012, 18,595 incentive units and 78,898 restricted shares subject to discretionary vesting were approved for vesting by the compensation committee of the board of directors.
Phantom Shares
During the first quarter of 2011, a Phantom Share Plan was approved by the compensation committee of the board of directors and adopted by the full board of directors, effective as of March 1, 2011. The purpose of the Plan is to reward and retain senior executive officers of the Company. This Plan is an incentive award plan that pays cash or, if the stockholders of the Company approve and authorize the issuance of additional shares, common stock. Generally, the recipient must still be employed with the Company to receive the cash or stock. There were 677,933 phantom shares granted under the plan in 2011 with a total grant date fair value of approximately $1.0 million. Each phantom share award vests upon the earlier of (i) ratably, one-third on each anniversary of the grant date, subject to achievement of (x) with respect to 50% of each award, a Company stock appreciation target rate of up to 12% pro-rated, and (y) with respect to 50% of each award, other goals determined by the Compensation Committee, in each case only to the extent that at or after such time the Company's stockholders have approved the issuance of sufficient shares of common stock under the Company's 2004 Equity Incentive Plan, as amended, or any successor thereto, to settle awards under the Plan in common stock, and (ii) the fifth anniversary of the grant date, subject to such grantee's continued employment with the Company and achievement of the Company and other goals. During the first quarter of 2012, an additional 437,950 phantom shares were granted under the plan with the same terms as the 2011 grants with

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a total grant date fair value of approximately $0.9 million .
We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheet.
Compensation Expense
We recognized non-cash compensation expense and the related income tax benefit for the amortization of restricted stock and phantom stock grant expense as well as the remeasurement of the phantom stock awards at fair value for the three months ended March 31, 2012 and 2011 as follows (in thousands).

	Three months ended March 31,
	2012	2011
Restricted Stock and Stock Options:
Compensation expense	$375	$294
Income tax benefit	149	118

Phantom Shares:
Compensation expense	$188	$9
Income tax benefit	74	4

For the three months ended March 31, 2012 and 2011, a full valuation allowance was recorded against the income tax benefit.
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
The redemption value of the 359,934 outstanding incentive units not owned by the Company at March 31, 2012 was approximately $1.7 million based on the closing price of the Company’s common stock of $4.59 per share as of March 31, 2012.
A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests' proportionate share of the Company's net income (loss).
Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$153,495	$64,478	$217,973
Net income (loss)	(3,120)	(818)	(3,938)
Amortization of stock-based compensation	343	117	460
Dividends	(564)	(186)	(750)
Offering expenses	(15)	—	(15)
Excess tax benefit due to restricted stock vesting	14	—	14
Balance, March 31, 2012	$150,153	$63,591	$213,744

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes
All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in the state of Texas. We are responsible for our share of the Operating Partnership's taxable income or loss allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of March 31, 2012, we held a 74.7% capital interest in the Operating Partnership. For the three months ended March 31, 2012, we were allocated a weighted average of 74.7% of the income and losses from the Operating Partnership.
Our effective tax rate for the three months ended March 31, 2012 was (1.09)%, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the non-controlling interests and the valuation allowance related to the Company's deferred tax assets for which no benefit could be provided due to their realization not meeting the “more-likely-than-not” threshold.
A net deferred tax asset, related solely to uncertain tax positions (see paragraph below regarding uncertainty in income taxes), is included in “other assets” on the Company's balance sheet. The Company's existing federal and state net operating loss carryforwards, which existed as of a deemed ownership change in 2007, are subject to a gross annual limitation under Internal Revenue Code Section 382 (“Section 382”), which is $9.9 million per year. The net operating loss carryforwards generated subsequent to the 2007 ownership change are not subject to the Section 382 limitation. As of December 31, 2011, the Company anticipates having net operating loss carryforwards of $17.9 million for federal purposes and $15.5 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2031.
FASB ASC 740-10-30-17, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Due to uncertainty of future realization, we have recorded a valuation allowance in an amount by which the deferred tax assets exceed their liability for unrecognized tax benefits (see paragraph below regarding uncertainty in income taxes).
FASB ASC 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense, which for the three months ended March 31, 2012 was $12,000. We have not recorded any penalties with respect to unrecognized tax benefits. For the three months ended March 31, 2012, the Company has reported a decrease of $1.6 million to our unrecognized tax benefits. We do not anticipate any significant increases or decreases to the remaining amounts of the existing unrecognized tax benefits within the next twelve months, other than a reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period will lapse during 2012.

8.	Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments as of March 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy consists of three broad levels as follows:

1.Level 1 Inputs - Quoted prices in active markets for identical assets or liabilities
2.Level 2 Inputs - Significant other observable inputs (can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as discounts and borrowing rates with similar terms and maturities)
3.Level 3 Inputs - Significant unobservable inputs (based on an entity's own assumptions, since there is little, if any, related market activity)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts for cash and cash equivalents, restricted cash, rent and other receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company uses a discounted cash flow analysis to estimate the fair value of our mortgage loans. The inputs used in preparing the discounted cash flows include actual maturity dates and scheduled interest and principal payments as well as estimates for market loan-to-value ratios and discount rates. The discount rate, which is the most significant input, is estimated based on our knowledge of the market including discussions with market participants. As this input has more attributes of a Level 3 input than a Level 2 input, we classify it as such.

As of March 31, 2012 and December 31, 2011, the book and fair values of our mortgage loans were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Mortgage Loans	$288,887	$287,359	$289,523	$284,146

9.	Commitments and Contingencies
General
We have been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.
A mortgage loan, with an outstanding balance of $17.7 million as of March 31, 2012, secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million. 2121 Market Street is an unconsolidated real estate entity in which we have a 50% interest. See Note 4 for guarantees related to our consolidated debt.
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

Overview and Background
We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier properties, property development and redevelopment, and investment and property management activities. We conduct our business through our Operating Partnership, of which we own 74.7% as of March 31, 2012 and have control over the major decisions of the Operating Partnership.

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
Development. We continually evaluate the size, timing and scope of our development initiatives and, as necessary, sales activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. However, we may not be able to lease committed development properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The occurrence of one or more of these events could adversely affect our financial condition, results of operations and cash flows. We currently have sole ownership interest in three development projects, Campus El Segundo, Four Points Centre and 2100 JFK Boulevard, as of March 31, 2012, in which we had incurred, on a consolidated basis, approximately $80.3 million of costs related to land acquisition, predevelopment and infrastructure that are reflected in "Land Improvements - Development Properties" on our consolidated balance sheet. To the extent that we do not proceed with projects as planned, development costs would need to be evaluated for impairment.

Results of Operations
The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting (the date of acquisition is listed for each with the exception of 2121 Market Street whose date represents the year it was co-developed with our joint venture partner):

•2121 Market Street (as of 2001)
•City National Plaza (as of January 2003)
•Reflections I (as of October 2004)
•Reflections II (as of October 2004)
•San Felipe Plaza (as of August 2005)
•CityWestPlace (as of June 2006)
•Fair Oaks Plaza (as of January 2007)

The following properties were disposed by TPG/CalSTRS during the fourth quarter of 2011 or, in the case of Brookhollow Central, the first quarter of 2012, and were accounted for using the equity method of accounting for the periods presented:
•Four Falls Corporate Center (as of March 2005, disposed of October 2011)
•Oak Hill Plaza (as of March 2005, disposed of October 2011)
•Walnut Hill Plaza (as of March 2005, disposed of October 2011)
•2500 CityWest (as of August 2005, disposed of November 2011)
•2500 CityWest land (as of December 2005, disposed of November 2011)
•Brookhollow Central I, II and III (as of August 2005, disposed of January 2012)
•Centerpointe I & II (as of January 2007, disposed of December 2011)

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

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011.
Overview

The main drivers of our consolidated results of operations are (1) two high-rise office towers, commonly referred to as
Commerce Square, located in Philadelphia, Pennsylvania, (2) Murano, a high-rise condominium project, also located in
Philadelphia, and (3) our investment advisory, management, leasing and development services business. The table below reflects the change in leasing status of our three consolidated office properties from March 31, 2012 to March 31, 2011.

			As of March 31,
			2012	2011
	Location	Rentable Square Feet	Percent Leased	Percent Leased
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	95.7%	88.2%
Two Commerce Square	Philadelphia, PA	953,276	77.5%	85.5%
Four Points Centre	Austin, TX	193,862	31.5%	24.6%
		2,090,004
We have sold 237 units at Murano as of March 31, 2012. Revenue from unit settlements increased from one unit settled in the three months ended March 31, 2011 to two units in 2012. Fee revenue from our investment advisory, management, leasing and development services business decreased $0.5 million or 9.1% for the three months ended March 31, 2012 compared to the same period for 2011. The decrease was primarily attributable to leasing commission revenues, advisor fee revenues and management fee revenues from our properties which were sold in 2011. Additionally, our net loss decreased by $0.2 million in 2012 due to a decrease in our share of loss of unconsolidated real estate entities due to the sale of a property by our TPG/CalSTRS joint venture in the quarter ended March 31, 2012.
Revenues

Total revenues decreased by approximately $0.4 million to $21.5 million for the three months ended March 31, 2012 from $21.9 million for the same period for 2011. The decrease was primarily due to $0.9 million decrease in tenant reimbursements due to billing adjustments in the prior year and a decrease of $0.6 million in investment advisory, management, leasing and development services for our unconsolidated real estate entities as a result of properties which were sold in 2011 and the current quarter. These decreases were offset by $0.5 million increase of rental revenue at Commerce Square due to new leases and an increase in condominium sales by $0.4 million resulting from one additional unit settling in the current period compared to the same period in the prior year.
Expenses
Total expenses decreased by approximately $0.1 million primarily as a result of the decreased interest expense of $0.5 million related to a lower interest rate due to the refinance of the Murano debt in the second quarter of 2011 as well as an amortizing principal balance, offset by the $0.4 million increase of costs related to the one additional condominium unit settled during the three months ended March 31, 2012 in comparison to the same period in 2011.
Equity in net income (loss) of unconsolidated real estate entities
Aggregate revenues for the unconsolidated real estate entities for the three months ended March 31, 2012 increased approximately $1.9 million or 2.8% to $69.4 million compared to $67.5 million for the three months ended March 31, 2011. The increase is primarily due to higher revenues within our TPG/CalSTRS joint venture resulting from increased occupancy and rental rates at City West Place and City National Plaza. Aggregate operating and other expenses for unconsolidated real estate entities increased by $2.5 million, or 7.6%, to $35.5 million for the three months ended March 31, 2012 compared to $33.0 million for three months ended March 31, 2011. The increase was due primarily to increases at City West Place, primarily for cafeteria expenses and HVAC repairs, and City National Plaza, primarily for contract cleaning, earthquake insurance, and parking operations. Interest expense increased by approximately $1.7 million, or 7.0%, to $25.9 million for the three months ended March 31, 2012 as compared to $24.2 million for the three months ended March 31, 2011. The increase was due primarily to higher interest rates and greater outstanding loan balances on the Austin Portfolio Bank Term Loan and the Austin Senior Secured Priority Facility. Income (loss) associated with real estate held for disposition increased by approximately $2.0 million, or 111.1%, to income of $0.2 million for the three months ended March 31, 2012 compared to a loss of $1.8 million for the three months ended March 31, 2011. Net income for the three months ended March 31, 2012 includes a partial month of operation results from Brookhollow, which was sold in January 2012. The net loss for the three months ended March 31, 2011 included a full year's operating results from 2500 City West Boulevard, Centerpointe and Brookhollow.

Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Revenue	$69,404	$67,495
Expenses:
Operating and other expenses	35,543	32,981
Interest expense	25,879	24,160
Depreciation and amortization	23,097	23,384
Total expenses	84,519	80,525
Loss from continuing operations	(15,115)	(13,030)
Income (loss) associated with real estate held for disposition	182	(1,787)
Net income (loss)	$(14,933)	$(14,817)
Thomas Properties’ share of net income (loss)	(1,218)	(1,415)
Intercompany eliminations	1,196	721
Equity in net income (loss) of unconsolidated real estate entities	$(22)	$(694)
Benefit (provision) for income taxes
Provision for income taxes decreased to $0.04 million for the three months ended March 31, 2012 from $0.1 million for the same period in 2011. This change is primarily due to interest on certain unrecognized tax benefits that no longer exist as of March 31, 2012.

Liquidity and Capital Resources
Analysis of liquidity and capital resources
As of March 31, 2012, we have unrestricted cash and cash equivalents of $80.3 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through cash flows from operations. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.
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
We have $8.1 million of scheduled principal payments on consolidated debt in 2012. We believe that we have sufficient capital to satisfy these obligations when due.
As of March 31, 2012, we have unfunded capital commitments to TPG/CalSTRS of $13.6 million. We are obligated to fund tenant improvements and other capital improvements for properties that were acquired prior to June 1, 2007. We estimate we will fund approximately $2.2 million between 2012 and 2014 to satisfy our share of contractual obligations existing at March 31, 2012 for capital improvements, tenant improvements and leasing commissions.
Our board of directors declared quarterly cash dividends to common stockholders of $0.015 per common share, which were paid in December 2011 and March 2012. Additionally, on May 3, 2012, our board of directors declared a cash dividend to common stockholders of $0.015 per common share payable on June 1, 2012 to the stockholders of record as of the close of business on May 18, 2012. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our joint venture properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

Development
We own interests in three development projects, Campus El Segundo, Four Points Centre and 2100 JFK Boulevard. TPG/CalSTRS owns one development site, CityWestPlace, which is comprised of 25 acres. If we decide to develop any of these land holdings, we anticipate seeking to mitigate our development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. The amount and timing of costs associated with our development projects is inherently uncertain due to market and economic conditions. We presently intend to fund development expenditures primarily through construction and permanent financing.
Leasing, Tenant Improvement and Capital Needs
In addition to our development projects, our One Commerce Square and Two Commerce Square properties require capital maintenance and expenditures for leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $7.7 million in capital improvements, tenant improvements, and leasing commissions for Commerce Square collectively, during 2012 through 2013. Additionally, we expect to expend additional amounts in connection with a value-enhancement program at Commerce Square. During November 2010, subsidiaries of TPG and Brandywine entered into two partnership arrangements with respect to our One Commerce Square and Two Commerce Square properties. Brandywine has contributed capital of $6.5 million as of March 31, 2012, with the balance to be contributed by December 31, 2012, totaling $25 million of preferred equity in return for a 25% limited partnership interest in each property. The preferred equity will be invested in the value-enhancement program designed to increase rental rates and occupancy at Commerce Square, and to also fund the $7.7 million of existing commitments described above.
Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.
Contractual Obligations
A summary of our contractual obligations at March 31, 2012 is as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Regularly scheduled principal payments	$8,094	$1,946	$1,884	$1,996	$—	$—	$13,920
Balloon payments due at maturity (1)(2)(3)(4)	38,696	115,062	—	—	121,209	—	274,967
Interest payments—fixed rate debt (5)	10,662	10,055	7,135	7,024	591	—	35,467
Interest payments—variable rate debt (5)	—	—	—	—	—	—	—
Capital commitments (6)	1,989	371	21	—	79	236	2,696
Operating lease (7)	243	335	122	—	—	—	700
Obligations associated with uncertain tax positions (8)	—	—	—	—	—	—	—
Total	$59,684	$127,769	$9,162	$9,020	$121,879	$236	$327,750
 _________________________

(1)	Included within these balloon payments is $106.4 million due under the Two Commerce Square mortgage loan, which matures on May 9, 2013. We intend to extend or refinance this mortgage loan at maturity.

(2)
Included within these balloon payments are amounts due under the Four Points Centre construction loan, which matures on July 31, 2012 with two one-year extension options subject to certain conditions. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings. The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield of 8.0%, among other things. If these requirements are not met, we can pay down the principal balance in an amount sufficient to satisfy these requirements. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. Through March 31, 2012, the property has been generating net operating losses. We paid down the principal amount of the loan by $2.0 million during 2011. The loan has an unfunded balance of $6.5 million which is available to fund any remaining project costs. The interest rate on the loan is LIBOR plus 3.50% per annum. The balance of the loan as of March 31, 2012 was $24.2 million.

(3)
The Murano mortgage loan has a balance of $15.1 million as of March 31, 2012. The loan bears interest at the one-month LIBOR plus 3.75% and the interest rate as of March 31, 2012 was 4.0% per annum. The loan is scheduled to mature on December 15, 2013. On each June 30th and December 31st through and including June 30, 2013, the loan is required to be reduced to a stated maximum balance. On June 30, 2012 and December 31, 2012, the next amortization dates, we will be required to make a rebalancing payment if the outstanding principal amount on such dates exceed $12.9 million and $8.6 million, respectively. Repayment of this loan is being made with proceeds from the sales of condominium units. TPG is subject to a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

(4)
The Campus El Segundo mortgage loan has a balance of $14.5 million as of March 31, 2012. The loan is scheduled to mature on October 31, 2012 with two one-year extension options remaining, subject to our compliance with certain covenants, with a final maturity date of October 31, 2014. The interest rate as of March 31, 2012 was 4.0% per annum. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at October 31, 2013 and October 31, 2014, respectively. We have guaranteed this loan. We have agreed to certain financial covenants on this loan as the guarantor, with which we were in compliance as of March 31, 2012.

(5)
As of March 31, 2012, 81.4% of our debt was at contractually fixed rates ranging from 5.67% to 6.30%. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 18.6% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.50% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of March 31, 2012, one-month LIBOR was 0.24%.

(6)
Capital commitments of our Company and consolidated subsidiaries include approximately $7.7 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $3.7 million is expected to be paid in 2012. The full amount will be funded by our partner, Brandywine, through preferred equity contributions and is not reflected on the Contractual Obligations table. Additionally, our Company and consolidated subsidiaries have capital commitments of approximately $0.2 million of tenant improvements and leasing commissions for certain tenants in Four Points Centre of which the entire amount is expected to be paid in 2012. We have an unfunded capital commitment of $13.6 million to our TPG/CalSTRS joint venture, of which we estimate we will fund $1.8 million in 2012 for contractual obligations existing as of March 31, 2012. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(7)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.

(8)
The obligations associated with uncertain tax positions in the table above should represent amounts associated with uncertain tax positions related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of March 31, 2012, $12.1 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, as of March 31, 2012, there is $0.3 million of accrued interest recorded with respect to such unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities
As of March 31, 2012, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50%. We account for these investments using the equity method of accounting.
The table below summarizes the outstanding debt for these properties as of March 31, 2012 (in thousands). None of these loans are recourse to us other than as noted in footnote 2 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at March 31, 2012			Principal Amount	Maturity Date	Maturity Date at End of Extension Options
City National Plaza
Mortgage loan			5.90%	$350,000	7/1/2020	7/1/2020
Note payable to former partner (1)			5.75%	19,758	7/1/2012	7/1/2012
CityWestPlace
Mortgage loan - Buildings I & II			6.16%	120,132	7/6/2016	7/6/2016
Mortgage loan - Buildings III & IV			5.03%	95,000	3/5/2020	3/5/2020
San Felipe Plaza
Mortgage loan			4.78%	110,000	12/1/2018	12/1/2018
2121 Market Street mortgage loan (2)			6.05%	17,715	8/1/2033	8/1/2033
Reflections I mortgage loan			5.23%	20,854	4/1/2015	4/1/2015
Reflections II mortgage loan			5.22%	8,687	4/1/2015	4/1/2015
Fair Oaks Plaza			5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B			6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A			6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B			6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street			6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II (3)(4)
Senior mortgage loan	LIBOR	+	0.55%	23,560	6/9/2012	6/9/2012
Mezzanine loan	LIBOR	+	2.01%	27,940	6/9/2012	6/9/2012
Stonebridge Plaza II (3)(4)
Senior mortgage loan	LIBOR	+	0.63%	19,800	6/9/2012	6/9/2012
Mezzanine loan	LIBOR	+	1.76%	17,700	6/9/2012	6/9/2012
Austin Portfolio Bank Term Loan (5)	LIBOR	+	3.25%	124,972	6/1/2013	6/1/2013
Austin Senior Priority Financing (6)	10% to 20%			77,067	6/1/2012	6/1/2012
Total outstanding debt of all unconsolidated properties				$1,703,485

The 30 day LIBOR rate for the loans above was 0.24% at March 31, 2012, except for the Austin Bank Term Loan (see footnotes 6 and 7).
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

(3)	The partnership that owns each property has purchased interest rate cap agreements for the funded portion of these loans.

(4)	The borrower intends to extend or refinance these loans, which may require some level of additional capital.

(5)
The margin above LIBOR on the bank term loan is subject to adjustment under certain circumstances. Effective January 1, 2012, the margin was increased by 2.5% due to non-compliance with financial covenants. The interest resulting from this margin adjustment is payable in-kind, and therefore, increases the outstanding principal amount of the bank term loan. As of March 31, 2012, the adjusted interest rate was 6.0%. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining seven Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin Senior Priority Facility, which has a priority right to repayment ahead of the Austin Portfolio Bank Term Loan. The LIBOR rate is calculated as a Eurodollar Option Loan. Subsequent to March 31, 2012, the lender funded $9.0 million to the Austin Portfolio Joint Venture in the form of a protective advance to mitigate the effects of a cash deficit. The protective advance bears interest at 20% per annum, which is paid current.

(6)
We and our partners in the Austin Portfolio have funded $60.0 million of senior priority financing, which together with accrued interest has a balance of $77.1 million as of March 31, 2012, and is senior to the Austin Portfolio bank loan. Our share of the funding and accrued interest was $4.8 million, and is accounted for as equity. The Austin Senior Priority Financing bears interest at 10% per annum on the first $24 million, 15% per annum on the next $12 million and 20% per annum on the last $24 million. Accrued interest as of March 31, 2012, was $17.1 million. The facility matures on June 1, 2012. In the event of a maturity default, the exercise of remedies would require the consent of at least two of the three partners/lenders.

Cash Flows
Comparison of three months ended March 31, 2012 to three months ended March 31, 2011
Cash and cash equivalents were $80.3 million and $39.6 million as of March 31, 2012 and 2011, respectively. The comparison between the two periods is summarized below:

	Three months ended March 31,
	2012	2011	Increase (Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$(8,920)	$(7,369)	$(1,551)
Net cash provided by (used in) investing activities	7,210	(103)	7,313
Net cash provided by (used in) financing activities	2,670	4,711	(2,041)
Net increase in cash and cash equivalents	960	(2,761)	3,721
Cash and cash equivalents at beginning of year	79,320	42,363	36,957
Cash and cash equivalents at end of period	$80,280	$39,602	$40,678

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities was $8.9 million for the three months ended March 31, 2012, which represented an increase of $1.6 million from the net cash used in operations of $7.4 million for the three months ended March 31, 2011. This was primarily due to an increase of $1.8 million in accounts receivable from our unconsolidated real estate entities due to an increase in lease commissions receivable, as well as increased intercompany amounts due from our Austin Portfolio Joint Venture properties, as of March 31, 2012 offset by a decrease in net loss of $0.3 million for the three months ended March 31, 2012 compared to three months ended March 31, 2011.

Our net cash generated by or used in investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash provided by investing activities increased by $7.3 million to $7.2 million for the three months ended March 31, 2012 compared to $0.1 million used in investing activities for the three months ended 2011. The increase was primarily due to higher distributions from our unconsolidated real estate entities of $8.0 million, primarily due to the sale of our Brookhollow property during the current quarter. This was offset by $0.9 million increase in contributions to our unconsolidated real estate entities during the three months ended March 31, 2012 with no corresponding contribution during 2011.

Our net cash provided by or used in financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and non-controlling interests. Net cash provided by financing activities decreased by $2.0 million to $2.7 million for the three months ended March 31, 2012 compared to $4.7 million provided by financing activities for the three months ended March 31, 2011. The decrease was primarily a result of dividends paid in the amount of $0.8 million during the three months ended March 31, 2012, with no corresponding amount in the comparable quarter. Additionally, the change in restricted cash decreased by $0.6 million due to the release of capital reserve funds related to Two Commerce Square during the three months ended March 31, 2011 with no corresponding amounts during 2012. There was also no contributions from our noncontrolling interest partners during the current year as compared to a contribution of $0.4 million during the prior year. Furthermore, there was a decrease of $0.2 million of proceeds from mortgage loans from $0.5 million during three months ended March 31, 2011 to $0.3 million in three months ended March 31, 2012 and an increase in principal payments on mortgage loans of $0.1 million during the three months ended March 31, 2012 partially due to one additional condominium unit settlement in the current year.

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
A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2012, our Company had $53.8 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.
The unconsolidated real estate entities have total debt of $1.7 billion, of which $214.0 million bears interest at floating rates. As of March 31, 2012, interest rate caps have been purchased for $89.0 million of the floating rate loans.
Our fixed and variable rate consolidated long-term debt at March 31, 2012 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2012	$1,619	$38,696	$40,315
2013	108,392	15,091	123,483
2014	1,884	—	1,884
2015	1,996	—	1,996
2016	121,209	—	121,209
Thereafter	—	—	—
Total	$235,100	$53,787	$288,887
Weighted average interest rate	5.95%	3.89%	5.57%
We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At March 31, 2012, our variable rate long-term debt represents 18.6% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 19.3% of the weighted average variable rate at March 31, 2012, the net impact would be increased interest costs of $0.4 million per year.
As of March 31, 2012, the estimated fair value of our mortgage loans aggregates $287.4 million, compared to the aggregate carrying value of $288.9 million.

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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the three months ended March 31, 2012, approximately 20.2% of our revenue has been derived from fees earned from these relationships.
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
As of March 31, 2012, we held interests in 16 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS' interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture's management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
In June 2007, a wholly-owned subsidiary of TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers Inc. (“Lehman”) in relation to the Austin Portfolio Joint Venture. As of March 31, 2012, one-third of the Lehman affiliate's original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate held 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.
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
As of March 31, 2012, the 20 largest tenants for properties in which we held an ownership interest collectively leased 36.2% of the rentable square feet of space at properties in which we hold an ownership interest, representing 41.7% of the total annualized rent generated by these properties.
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

•
because we have agreed to use commercially reasonable efforts to maintain certain debt levels to provide the ability for Mr. Thomas and entities controlled by him to guarantee debt of $210 million, including $3 million of debt available for guarantee by Mr. Richard Gilchrist, an individual formerly affiliated with Maguire Thomas Partners, we may not be able to refinance our debt when it would otherwise be advantageous to do so or to reduce our indebtedness when our board of directors determines it is prudent.

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
As of March 31, 2012, leases representing 5.5% and 6.3% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties will expire in 2012 and 2013, respectively. Further, an additional 14.7% of the square feet of these properties was available for lease as of March 31, 2012. Current economic and real estate market conditions have resulted in depressed leasing activity recently as a result of tenant unwillingness to make long term leasing commitments given recent upheaval in the financial markets, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.

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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $288.9 million of consolidated debt and $1.7 billion of unconsolidated debt, of which our share was $190.5 million as of March 31, 2012;

•	our ability to generate consistent cash flow from operating activities, which utilized cash of $(8.9) million for the three months ended March 31, 2012;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We and our Operating Partnership agreed at the time of our initial public offering in 2004 to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 15.6% of annualized rent for properties in which we held an ownership interest as of March 31, 2012. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

We agreed at the time of the initial public offering to use commercially reasonable efforts to make an aggregate of approximately $210 million of debt available to be guaranteed by entities controlled by Mr. Thomas, which includes $8 million of debt available for guarantee by Mr. Fox, a nonemployee member of our board of directors, and $3 million by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and these other persons in preserving their tax position after their contributions at the time of our initial public offering. As of March 31, 2012, Mr. Fox's contribution agreement obligation for $8 million has terminated.

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
In addition to the common stock owned by Mr. Thomas as of March 31, 2012, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 24.7% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 3.3% equity interest in the Operating Partnership.

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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, and 31.6% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of March 31, 2012. The limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company.
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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

The following Thomas Properties Group, Inc. financial information for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

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
Dated: May 9, 2012

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer