Form 10-Q
period 2012-06-30
THOMAS PROPERTIES GROUP INC
filed 2012-08-08
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common Stock, $.01 par value per share	45,990,647

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Investments in real estate:
Land and improvements	$33,077	$33,077
Land and improvements—development properties	80,395	80,254
Buildings and improvements	316,158	308,692
Tenant improvements	39,729	39,004
Total investments in real estate	469,359	461,027
Less accumulated depreciation	(121,430)	(115,571)
Investments in real estate, net	347,929	345,456
Condominium units held for sale	44,011	45,217
Investments in unconsolidated real estate entities	2,102	11,372
Cash and cash equivalents, unrestricted	129,871	79,320
Restricted cash	7,721	10,616
Rents and other receivables, net	1,369	1,903
Receivables from unconsolidated real estate entities	3,388	2,918
Deferred rents	18,696	17,866
Deferred leasing and loan costs, net	10,836	12,283
Other assets, net	19,004	17,465
Assets associated with land held for sale	—	1,107
Total assets	$584,927	$545,523
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$287,250	$289,523
Accounts payable and other liabilities, net	35,241	34,981
Prepaid rent and deferred revenue	3,452	3,019
Obligations associated with land held for sale	—	27
Total liabilities	325,943	327,550
Commitments and Contingencies (Note 9)	—	—
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 45,990,647 and 37,094,995 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	460	371
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 12,313,331 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	123	123
Additional paid-in capital	258,205	208,473
Retained deficit and dividends, including $ 21 and $20 of other comprehensive income as of June 30, 2012 and December 31, 2011, respectively	(64,522)	(55,472)
Total stockholders’ equity	194,266	153,495
Noncontrolling interests:
Unitholders in the Operating Partnership	50,153	52,983
Partners in consolidated real estate entities	14,565	11,495
Total noncontrolling interests	64,718	64,478
Total equity	258,984	217,973
Total liabilities and equity	$584,927	$545,523
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Rental	$7,684	$7,475	$15,530	$14,787
Tenant reimbursements	4,981	5,056	10,402	11,385
Parking and other	745	715	1,485	1,517
Investment advisory, management, leasing and development services	733	1,313	1,664	2,124
Investment advisory, management, leasing and development services — unconsolidated real estate entities	4,219	4,705	8,321	9,366
Reimbursement of property personnel costs	1,356	1,492	2,867	3,024
Condominium sales	1,045	2,558	1,964	3,038
Total revenues	20,763	23,314	42,233	45,241
Expenses:
Property operating and maintenance	5,751	5,586	12,015	12,173
Real estate and other taxes	1,965	1,875	3,885	3,762
Investment advisory, management, leasing and development services	3,000	3,610	5,994	6,639
Reimbursable property personnel costs	1,356	1,492	2,867	3,024
Cost of condominium sales	721	1,653	1,393	1,987
Interest	4,216	4,634	8,454	9,298
Depreciation and amortization	4,152	3,348	7,662	6,741
General and administrative	4,892	3,947	9,131	7,877
Total expenses	26,053	26,145	51,401	51,501
Interest income	8	7	13	20
Equity in net income (loss) of unconsolidated real estate entities	(794)	(891)	(816)	(1,585)
Income (loss) before income taxes and noncontrolling interests	(6,076)	(3,715)	(9,971)	(7,825)
Benefit (provision) for income taxes	(31)	(109)	(74)	(205)
Net income (loss)	(6,107)	(3,824)	(10,045)	(8,030)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	1,550	982	2,591	2,058
Partners in consolidated real estate entities	(247)	(164)	(470)	(319)
	1,303	818	2,121	1,739
TPGI share of net income (loss)	$(4,804)	$(3,006)	$(7,924)	$(6,291)
Income (loss) per share-basic and diluted	$(0.12)	$(0.08)	$(0.21)	$(0.17)
Dividends paid per common share	$0.015	$—	$0.03	$—
Weighted average common shares outstanding— basic and diluted	38,591,868	36,647,394	37,664,573	36,591,261
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(10,045)	$(8,030)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of condominiums	(572)	(1,051)
Equity in net (income) loss of unconsolidated real estate entities	816	1,585
Deferred rents	(355)	(148)
Deferred taxes (and interest on unrecognized benefits)	38	93
Deferred interest	25	467
Depreciation and amortization expense	7,662	6,741
Amortization of loan costs	320	427
Non-cash amortization of share-based compensation	531	476
Distributions from operations of unconsolidated real estate entities	250	4,000
Changes in operating assets and liabilities:
Rents and other receivables	569	201
Receivables from unconsolidated real estate entities	(470)	143
Deferred leasing costs	(1,875)	(419)
Other assets	(3,495)	(3,290)
Accounts payable and other liabilities	787	(1,961)
Prepaid rent and deferred revenue	427	764
Net cash provided by (used in) operating activities	(5,387)	(2)
Cash flows from investing activities:
Expenditures for improvements to real estate	(6,532)	(2,973)
Proceeds from sale of condominiums	1,836	2,856
Proceeds from sale of real estate	1,107	—
Return of capital from unconsolidated real estate entities	8,640	2,906
Contributions to unconsolidated real estate entities	(199)	(437)
Net cash provided by (used in) investing activities	4,852	2,352
Cash flows from financing activities:
Proceeds from equity offering, net of expenses	49,409	(24)
Contributions by noncontrolling interests	2,600	370
Proceeds from mortgage loans	404	20,853
Payment of dividends to common stockholders and distributions to limited partners	(1,499)	—
Principal payments of mortgage loans	(2,702)	(25,552)
Payment of loan costs	—	(329)
Change in restricted cash	2,874	4,079
Net cash provided by (used in) financing activities	51,086	(603)
Net increase (decrease) in cash and cash equivalents	50,551	1,747
Cash and cash equivalents at beginning of year	79,320	42,363
Cash and cash equivalents at end of period	$129,871	$44,110

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2012
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

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”). Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interest in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. As of June 30, 2012, we held a 78.5% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2012, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard (1)	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre (2)	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel/Residential	Austin, Texas
Campus El Segundo (1)	Developable land; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California

Unconsolidated properties:
2121 Market Street (1)	Residential and retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office	Reston, Virginia
Reflections II	Suburban office	Reston, Virginia
San Felipe Plaza	High-rise office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Fair Oaks Plaza	Suburban office	Fairfax, Virginia

TPG-Austin Portfolio Syndication Partners JV, LP (“Austin Portfolio Joint Venture”) (3):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Research Park Plaza I & II (4)	Suburban Office	Austin, Texas
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Stonebridge Plaza II (4)	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

(1)	The Company has engaged a broker to market this property for sale.

(2)	Certain undeveloped land parcels at Four Points Centre are being targeted for sale.

(3)	Lehman Brothers exercised its right under the Syndication Agreement to initiate a process for sale of the Austin Portfolio. See Note 3 for a further discussion.

(4)	These properties were sold in July 2012.

2.	Summary of Significant Accounting Policies
Interim Financial Data
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We also consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. After full repayment of the Murano mortgage loan, which has a balance of $13.8 million at June 30, 2012, net proceeds from the project will be distributed, to the extent available, as follows:

i.	First, to the Company as repayment of our first priority capital and a return on such capital, which has a balance of $13.8 million as of June 30, 2012;

ii.	Second, to the Company and our partner equally for repayment of second priority capital and a return on such capital. The Company's share of this tranche is $1.6 million as of June 30, 2012;

iii.	Third, the next $3.0 million to be split equally between the Company and our partner;

iv.	Fourth, to the Company for repayment of our original preferred equity contribution and a return on such capital, which has a balance of $29.6 million as of June 30, 2012;

v.	Fifth, the next $3.0 million to be split equally between the Company and our partner;

vi.	Sixth, to TPGI for repayment of the final half of the original preferred equity contribution, which has a balance of $8.2 million as of June 30, 2012; and

vii.	Any residual amounts will be allocated to the Company and our partner 73% and 27%, respectively.

Refer to Note 3 for discussion of the TPG/CalSTRS joint venture and the Austin Portfolio Joint Venture, which were determined to be variable interest entities for which we are not considered the primary beneficiary.
Impairment of Long-Lived Assets
We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. We record the Murano condominium units at the lower of carrying amount or estimated fair value as the condominium units meet the held for sale criteria of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, “Property, Plant, and Equipment.”
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
We did not record an impairment for any real estate assets or equity investments during the six months ended June 30, 2012 and 2011.
Dispositions
In January 2012, we closed on the sale of a 4,800 square foot retail site at Four Points Centre. As of December 31, 2011, the carrying value of the property of $1.1 million comprises the caption labeled "Assets associated with land held for sale" on our consolidated balance sheets, and is equal to the ultimate net proceeds received.
Development Activities
Costs associated with the development and construction of a real estate project are capitalized on our consolidated balance sheets. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell is completed, the costs capitalized to construction in progress are transferred to operating properties. Cumulative capitalized interest as of June 30, 2012 and December 31, 2011, is $16.9 million and $17.1 million, respectively. There was no interest capitalized for the six months ended June 30, 2012 and $27,000 capitalized in the same period of 2011.
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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be immaterial.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” ("ASU No. 2011-04"). ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” ("ASU No. 2011-05"). ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” ("ASU No. 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not have any material transactions resulting in reportable comprehensive income (loss).
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation for unconsolidated real estate entities and for activity associated with real estate held for disposition.

3.	Unconsolidated Real Estate Entities
The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties and the Austin Portfolio Joint Venture properties. TPG/CalSTRS owns the following properties as of June 30, 2012:

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
The following properties were disposed by TPG/CalSTRS during the fourth quarter of 2011 or in the case of Brookhollow Central, the first quarter of 2012:

•	Four Falls Corporate Center (acquired March 2005, disposed of October 2011)

•	Oak Hill Plaza (acquired March 2005, disposed of October 2011)

•	Walnut Hill Plaza (acquired March 2005, disposed of October 2011)

•	2500 CityWest and two adjacent land parcels (acquired August 2005, disposed of November 2011)

•	Brookhollow Central I, II and III (acquired August 2005, disposed of January 2012)

•	Centerpointe I and II (acquired January 2007, disposed of December 2011)
TPG/CalSTRS also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007:

•	San Jacinto Center

•	Frost Bank Tower

•	One Congress Plaza

•	One American Center

•	300 West 6th Street

•	Research Park Plaza I & II (disposed of July 2012)

•	Park Centre

•	Great Hills Plaza

•	Stonebridge Plaza II (disposed of July 2012)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Westech 360 I-IV
Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of June 30, 2012.

2121 Market Street	50.00%
TPG/CalSTRS:
Austin Portfolio Joint Venture Properties	6.25%
City National Plaza	7.94%
All properties, excluding Austin Portfolio Joint Venture and City National Plaza	25.00%

Investments in unconsolidated real estate entities as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
TPG/CalSTRS	$(3,744)	$3,499
Austin Portfolio Joint Venture	5,846	7,873
Total TPG/CalSTRS and Austin Portfolio Joint Venture, reflected in investments in unconsolidated real estate entities	2,102	11,372

2121 Market Street, reflected in accounts payable and other liabilities, net	(2,768)	(2,538)
Net investment in unconsolidated real estate entities	$(666)	$8,834

The following is a summary of the investment in unconsolidated real estate entities for the six months ended June 30, 2012 (in thousands):

Net investment balance, December 31, 2011	$8,834
Contributions	199
Equity in net loss of unconsolidated real estate entities	(816)
Distributions	(8,879)
Other comprehensive income (loss)	1
(5)
Net investment balance, June 30, 2012	$(666)

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
The total capital commitment to the joint venture was $511.7 million as of June 30, 2012, of which approximately $21.7 million and $13.4 million was unfunded by CalSTRS and us, respectively.
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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of June 30, 2012, our total maximum exposure to loss to TPG/CalSTRS and the Austin Portfolio Joint Venture is:

(1)	Our net equity investment in the various properties controlled by TPG/CalSTRS and the Austin Portfolio Joint Venture as of June 30, 2012, which was $2.1 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective joint ventures. As of June 30, 2012, we had total receivables of $1.1 million and $2.1 million related to TPG/CalSTRS and the Austin Portfolio Joint Venture, respectively. TPG/CalSTRS earns an annual administration fee payable quarterly from the Austin Portfolio Joint Venture (or the “APJV Partnership”) based on 0.5% per annum times the aggregate capital contributions made to the APJV Partnership by all partners, and the funded amount of the priority credit facility (the “Senior Priority Financing”). TPG receives 50% of this amount. As the Senior Priority Financing was not repaid in full by the June 1, 2012 maturity date, CalSTRS and TPG are required to repay an affiliate of Lehman Brothers Holdings, Inc. (“Lehman”), which holds a limited partner interest in the APJV Partnership, the lesser of (a) the unpaid balance of the Senior Priority Financing owed to Lehman and (b) the amount of all administration fees paid to TPG/CalSTRS with respect to the capital contribution made by Lehman and the portion of the Senior Priority Financing advanced by Lehman or any affiliate. We estimate TPG's share of such payment to be approximately $1.0 million. This payment will have no impact on our revenues as we previously reserved for this potential claw back. The exercise of remedies, if any, due to this maturity default would require the consent of at least two of three partners/lenders.

(3)
Unfunded capital commitment to the TPG/CalSTRS joint venture was $13.4 million as of June 30, 2012. There were no unfunded capital commitments to the Austin Portfolio Joint Venture as of June 30, 2012. We and our partners in the Austin Portfolio Joint Venture have funded $60.0 million of Senior Priority Financing, which together with accrued interest has a balance of $80.1 million as of June 30, 2012, and is senior to the Austin Portfolio bank loan. Our share of the funding and accrued interest was $5.0 million, and is accounted for as equity. The funds advanced under the Senior Priority Facility have a first priority mortgage lien on three of the Austin buildings and a first priority right to payment on a pledge of the equity interests in the other five Austin buildings owned by the Austin Partnership.

In June 2012, Lehman Brothers (“Lehman”) exercised its right under an agreement between Lehman and the Austin Joint Venture to initiate a process for the sale of the Austin portfolio. The Company and our partners have a right of first offer and are actively negotiating to acquire Lehman's interest in the Austin Joint Venture pursuant to this process. Separately, as part of the strategic plan of the Austin Joint Venture to concentrate on ownership of downtown properties, we completed the sale of Research Park Plaza and Stonebridge Plaza II in the suburbs of Austin, Texas, which sales closed in July. These transactions resulted in the repayment of $89 million of mortgage debt and generated approximately $18 million of net proceeds to the Austin Joint Venture, after costs, including a disposition fee of $0.6 million to the Company. The net proceeds have been distributed to the Company and the other partners.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information for the unconsolidated real estate entities as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (in thousands):

Summarized Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Investments in real estate, net	$1,696,544	$1,723,107
Receivables including deferred rents, net	84,411	83,082
Deferred leasing and loan costs, net	90,192	92,562
Other assets	46,604	52,532
Assets associated with real estate held for disposition	110,343	190,110
Total assets	$2,028,094	$2,141,393
LIABILITIES AND OWNERS’ EQUITY
Mortgage and other secured loans	$1,606,552	$1,591,881
Below market rents, net	28,711	34,019
Accounts payable and other liabilities	62,554	72,668
Liabilities associated with real estate held for disposition	92,696	135,506
Total liabilities	1,790,513	1,834,074
Owners’ equity:
Thomas Properties, including $0 and $1 of other comprehensive loss as of June 30, 2012 and December 31, 2011, respectively	4,778	15,267
Other owners, including $0 and $21 of other comprehensive loss as of June 30, 2012 and December 31, 2011, respectively	232,803	292,052
Total owners' equity	237,581	307,319
Total liabilities and owners’ equity	$2,028,094	$2,141,393

Summarized Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues (1)	$65,686	$63,046	$131,794	$127,247
Expenses:
Operating and other expenses	37,098	32,127	71,212	63,651
Interest expense	26,222	24,176	51,743	47,999
Depreciation and amortization	21,452	21,913	43,551	43,896
Total expenses	84,772	78,216	166,506	155,546
Income (loss) from continuing operations	(19,086)	(15,170)	(34,712)	(28,299)
Income (loss) associated with real estate held for disposition	(7,541)	(5,631)	(6,849)	(7,315)
Net income (loss)	$(26,627)	$(20,801)	$(41,561)	$(35,614)
Thomas Properties’ share of net loss, prior to intercompany eliminations	$(1,384)	$(1,483)	$(2,602)	$(2,898)
Intercompany eliminations	590	592	1,786	1,313
Equity in net income (loss) of unconsolidated real estate entities	$(794)	$(891)	$(816)	$(1,585)
_______________________

(1)	Total includes interest income of $11 and $13 for the three months ended June 30, 2012, and 2011, respectively, and $21 and $29 for the six months ended June 30, 2012, and 2011, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the preceding summarized balance sheets as of June 30, 2012 and December 31, 2011, are the following balance sheets of TPG/CalSTRS, LLC (in thousands) (unaudited):

	June 30, 2012	December 31, 2011

ASSETS
Investments in real estate, net	$790,316	$804,961
Receivables including deferred rents, net	63,890	64,595
Investments in unconsolidated real estate entities	36,485	41,278
Deferred leasing and loan costs, net	52,404	55,417
Other assets	27,024	23,643
Assets associated with real estate held for disposition	200	72,652
Total assets	$970,319	$1,062,546
LIABILITIES AND MEMBERS’ EQUITY
Mortgage and other secured loans	$768,080	$768,188
Accounts payable and other liabilities	35,028	42,296
Liabilities associated with real estate held for disposition	232	42,141
Total liabilities	803,340	852,625
Members’ equity:
Thomas Properties, including $0 and $1 of other comprehensive loss as of June 30, 2012 and December 31, 2011, respectively	6,910	17,137
CalSTRS, including $0 and $4 of other comprehensive loss as of June 30, 2012 and December 31, 2011, respectively	160,069	192,784
Total members’ equity	166,979	209,921
Total liabilities and members’ equity	$970,319	$1,062,546

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information by real estate entity for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues (1)	$1,052	$39,702	$24,932	$—	$65,686
Expenses:
Operating and other expenses	564	22,608	12,299	1,627	37,098
Interest expense	271	11,433	15,280	(762)	26,222
Depreciation and amortization	243	11,670	9,539	—	21,452
Total expenses	1,078	45,711	37,118	865	84,772
Income (loss) from continuing operations	(26)	(6,009)	(12,186)	(865)	(19,086)
Equity in net loss of unconsolidated real estate entities	—	(2,905)	—	2,905	—
Income (loss) associated with real estate held for disposition	—	56	(7,597)	—	(7,541)
Net income (loss)	$(26)	$(8,858)	$(19,783)	$2,040	$(26,627)
Thomas Properties’ share of net income (loss)	$(12)	$(136)	$(1,236)	$—	$(1,384)
Intercompany eliminations					590
Equity in net income (loss) of unconsolidated real estate entities					$(794)

	Three months ended June 30, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues (1)	$999	$39,503	$22,706	$(162)	$63,046
Expenses:
Operating and other expenses	314	21,080	11,166	(433)	32,127
Interest expense	276	11,433	12,994	(527)	24,176
Depreciation and amortization	243	11,609	10,061	—	21,913
Total expenses	833	44,122	34,221	(960)	78,216
Income (loss) from continuing operations	166	(4,619)	(11,515)	798	(15,170)
Equity in net (loss) income of unconsolidated real estate entities	—	(1,984)	—	1,984	—
Income(loss) associated with real estate held for disposition	—	(1,384)	(4,247)	—	(5,631)
Net income (loss)	$166	$(7,987)	$(15,762)	$2,782	$(20,801)
Thomas Properties’ share of net income (loss)	$83	$(921)	$(645)	$—	$(1,483)
Intercompany eliminations					592
Equity in net income (loss) of unconsolidated real estate entities					$(891)

_______________________

(1)	Total includes interest income of $11 and $13 for the three months ended June 30, 2012, and 2011, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended June 30, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues (2)	$2,126	$81,033	$48,635	$—	$131,794
Expenses:
Operating and other expenses	1,102	45,068	24,021	1,021	71,212
Interest expense	551	22,857	29,798	(1,463)	51,743
Depreciation and amortization	497	23,276	19,778	—	43,551
Total expenses	2,150	91,201	73,597	(442)	166,506
Income (loss) from continuing operations	(24)	(10,168)	(24,962)	442	(34,712)
Equity in net loss of unconsolidated real estate entities	—	(5,316)	—	5,316	—
Income (loss) associated with real estate held for disposition	—	237	(7,086)	—	(6,849)
Net income (loss)	$(24)	$(15,247)	$(32,048)	$5,758	$(41,561)
Thomas Properties’ share of net income (loss)	$(11)	$(588)	$(2,003)	$—	$(2,602)
Intercompany eliminations					1,786
Equity in net income (loss) of unconsolidated real estate entities					$(816)

	Six months ended June 30, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Joint Venture	Eliminations	Total
Revenues (2)	$2,015	$79,310	$46,246	$(324)	$127,247
Expenses:
Operating and other expenses	664	41,484	22,366	(863)	63,651
Interest expense	567	22,775	25,656	(999)	47,999
Depreciation and amortization	469	23,189	20,238	—	43,896
Total expenses	1,700	87,448	68,260	(1,862)	155,546
Income (loss) from continuing operations	315	(8,138)	(22,014)	1,538	(28,299)
Equity in net (loss) income of unconsolidated real estate entities	—	(3,924)	—	3,924	—
Income(loss) associated with real estate held for disposition	—	(3,171)	(4,144)	—	(7,315)
Net income (loss)	$315	$(15,233)	$(26,158)	$5,462	$(35,614)
Thomas Properties’ share of net income (loss)	$157	$(1,760)	$(1,295)	$—	$(2,898)
Intercompany eliminations					1,313
Equity in net income (loss) of unconsolidated real estate entities					$(1,585)

_______________________

(2)	Total includes interest income of $21 and $29 for the six months ended June 30, 2012, and 2011, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Mortgage Loans
A summary of the outstanding mortgage loans as of June 30, 2012 and December 31, 2011 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan, partially guaranteed the Four Points Centre mortgage loan, under which our liability is currently limited to a maximum of $11.3 million, and provided a limited guaranty for the Murano mortgage loan. See footnote 5 to the table below for further details regarding the Murano limited guaranty. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

			Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Secured Debt	Interest Rate at June 30, 2012		As of June 30, 2012	As of December 31, 2011
One Commerce Square mortgage loan (1)		5.67%	$127,711	$128,529	1/6/2016	1/6/2016
Two Commerce Square mortgage loan (2)		6.30%	106,862	107,112	5/9/2013	5/9/2013
Campus El Segundo mortgage loan (3)	LIBOR +	3.75%	14,500	14,500	10/31/2012	10/31/2014
Four Points Centre mortgage loan (4)	LIBOR +	3.50%	24,337	23,908	7/31/2012	7/31/2014
Murano mortgage loan (5)	LIBOR +	3.75%	13,840	15,474	12/15/2013	12/15/2013
Total secured debt			$287,250	$289,523

The 30 day LIBOR rate for the loans above was 0.25% at June 30, 2012.
_________________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	Prior to March 9, 2013, the borrower may defease the entire loan. On or after March 9, 2013, the borrower may prepay the loan, which matures on May 9, 2013.

(3)
The interest rate as of June 30, 2012 was 4.00% per annum. The loan has two one-year extension options remaining, subject to our compliance with certain covenants, with a final maturity date of October 31, 2014 if all extension options are exercised. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at October 31, 2012 and October 31, 2013, respectively. We have guaranteed this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2012.

(4)
The interest rate as of June 30, 2012 was 3.75% per annum. As of June 30, 2012, $6.4 million is available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The loan has two one-year extension options at our election subject to certain conditions. The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield of 8.0%, among other things. The second option to extend is subject to a 75% loan-to-value ratio, executed leases representing at least 90% of the net rentable area, and a minimum debt yield among other things. If the loan-to-value ratio or the minimum debt yield is not met, we can pay down the principal balance in an amount sufficient to satisfy the requirement. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. As of June 30, 2012, the property had a net operating loss. We have guaranteed completion of the tenant improvements and 46.5% of the balance of the outstanding principal balance and interest payable on the loan, which results in a maximum guarantee of $11.3 million as of June 30, 2012. Upon the occurrence of certain events, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under this loan, and upon the occurrence of further events, our maximum liability as guarantor will be reduced to 25% of all sums payable under the loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2012. We have also provided additional collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to the office buildings. We and the lender have agreed to terms to extend and modify the mortgage loan. While documentation of this extension and modification is in process, the lender has agreed to waive the maturity default associated with the loan through August 30, 2012.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)
The interest rate as of June 30, 2012 was 4.00% per annum. The loan is scheduled to mature on December 15, 2013. On each June 30th and December 31st through and including June 30, 2013, the loan is subject to a maximum balance. On June 30, 2012, a rebalancing payment was not required. At the next amortization date, December 31, 2012, the maximum allowable outstanding principal amount is $8.6 million. Additionally, repayment of this loan is being made with proceeds from the sales of condominium units. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at June 30, 2012 and December 31, 2011, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	June 30, 2012	December 31, 2011
One Commerce Square	$3,069	$5,471
Two Commerce Square	4,589	5,030
Murano	63	115
Restricted cash - consolidated properties	$7,721	$10,616

As of June 30, 2012, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2012	$45,153	$8,816
2013	117,008	119,508
2014	1,884	35,721
2015	1,996	1,996
2016	121,209	121,209
Thereafter	—	—
	$287,250	$287,250

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
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three and six months ended June 30, 2012 and 2011, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our board of directors declared and paid two quarterly dividends to common stockholders in the six months ended June 30, 2012, each of $0.015 per common share. There were no such dividends declared or paid in the six months ended June 30, 2011.
The following is a summary of the elements used in calculating basic and diluted loss per share for the three and six months ended June 30, 2012 and 2011 (in thousands except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shares	$(4,804)	$(3,006)	$(7,924)	$(6,291)
Dividends to participating securities:
Unvested restricted stock	(8)	—	(16)	—
Unvested incentive units	(1)	—	(2)	—
Net income (loss) attributable to common shares, net of dividends to participating securities	$(4,813)	$(3,006)	$(7,942)	$(6,291)
Weighted average common shares outstanding—basic and diluted	38,591,868	36,647,394	37,664,573	36,591,261
Income (loss) per share—basic and diluted	$(0.12)	$(0.08)	$(0.21)	$(0.17)
Dividends declared per share	$0.015	$—	$0.03	$—

The following is a summary of elements that were anti-dilutive due to our net loss position and thereby excluded from the calculation of basic and diluted loss per share for the three and six months ended June 30, 2012 and 2011 (in thousands):

	June 30,
	2012	2011
Nonvested restricted stock units	519	448
Vested incentive units	291	249
Nonvested incentive units	69	111

6.	Equity
Common Stock and Operating Partnership Units
The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. An Operating Partnership unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of June 30, 2012 and December 31, 2011, we held a 78.5% and 74.7% interest in the Operating Partnership respectively.
On May 29, 2012, the Company sold in a private placement an aggregate of 8,695,653 shares of common stock at a price of $5.75 per share, for aggregate gross proceeds of $50.0 million. The Company did not pay any underwriting discounts or commissions with respect to the sale of the common stock, but the Company has agreed to reimburse the investors for certain transaction expenses totaling $0.5 million. In connection with the transaction, on August 2, 2012, the Company's Board of Directors elected Bradley H. Carroll to the Board. The Company also granted certain registration rights to the investor group generally requiring the company to register their shares with the Securities and Exchange Commission within 24 months of May 29, 2012.
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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Incentive Partnership Units
We have issued a total of 1,377,714 incentive units as of June 30, 2012 to certain executives. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Operating Partnership units in the Operating Partnership and rank pari passu with the Operating Partnership units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Operating Partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Operating Partnership units to the extent of the incentive units’ economic capital account balance. We had 45,990,647 shares of common stock and 12,313,331 Operating Partnership units outstanding as of June 30, 2012, and 359,934 incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component called noncontrolling interests in the equity section of our consolidated balance sheets.
Stock Compensation
We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 266,400 remain available for grant as of June 30, 2012 (see table below for details). In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

June 30, 2012
Total awards authorized for issuance	3,361,906
Less:
Incentive unit grants	1,377,714
Restricted stock grants	1,168,267
Stock option awards, net of forfeitures	549,525
Awards available for grant	266,400

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
During January 2012, 50,000 restricted shares, subject to time vesting, vested. During February 2012, 18,595 incentive units and 78,898 restricted shares, subject to discretionary vesting, were approved for vesting by the compensation committee of the board of directors.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Phantom Shares
During the first quarter of 2011, a Phantom Share Plan was approved by the compensation committee of the board of directors and adopted by the full board of directors, effective as of March 1, 2011. The purpose of the Plan is to reward and retain senior executive officers of the Company. This Plan is an incentive award plan that pays cash or, if the stockholders of the Company approve and authorize the issuance of additional shares, common stock. Generally, the recipient must still be employed with the Company to receive the cash or stock. There were 677,933 phantom shares granted under the plan in 2011 with a total grant date fair value of approximately $1.0 million. Each phantom share award vests upon the earlier of (i) ratably, one-third on each anniversary of the grant date, subject to achievement of (x) with respect to 50% of each award, a Company stock appreciation target rate of up to 12% pro-rated, and (y) with respect to 50% of each award, other goals determined by the Compensation Committee, in each case only to the extent that at or after such time the Company's stockholders have approved the issuance of sufficient shares of common stock under the Company's 2004 Equity Incentive Plan, as amended, or any successor thereto, to settle awards under the Plan in common stock, and (ii) the fifth anniversary of the grant date, subject to such grantee's continued employment with the Company and achievement of the Company and other goals. During the first quarter of 2012, an additional 437,950 phantom shares were granted under the plan with the same terms as the 2011 grants with a total grant date fair value of approximately $0.9 million.
We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheet.
Compensation Expense
We recognized non-cash compensation expense and the related income tax benefit for the amortization of restricted stock and phantom stock grant expense as well as the remeasurement of the phantom stock awards at fair value for the three and six months ended June 30, 2012 and 2011 as follows (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Restricted Stock and Stock Options:
Compensation expense	$64	$80	$439	$371
Income tax benefit	25	32	174	148

Phantom Shares:
Compensation expense	$192	$49	$380	$58
Income tax benefit	76	20	151	23

For the three and six months ended June 30, 2012 and 2011, a full valuation allowance was recorded against the income tax benefit.
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
The redemption value of the 359,934 outstanding incentive units not owned by the Company at June 30, 2012 was approximately $2.0 million based on the closing price of the Company’s common stock of $5.44 per share as of June 30, 2012.
A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests' proportionate share of the Company's net income (loss).

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$153,495	$64,478	$217,973
Net income (loss)	(7,924)	(2,121)	(10,045)
Proceeds from sale of common stock, net of offering expenses	49,409	—	49,409
Amortization of stock-based compensation	399	132	531
Dividends	(1,128)	(371)	(1,499)
Other comprehensive income recognized	1	—	1
Contributions from noncontrolling interests	—	2,600	2,600
Excess tax benefit due to restricted stock vesting	14	—	14
Balance, June 30, 2012	$194,266	$64,718	$258,984

7.	Income Taxes
All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in the state of Texas. We are responsible for our share of the Operating Partnership's taxable income or loss allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of June 30, 2012, we held a 78.5% capital interest in the Operating Partnership. For the six months ended June 30, 2012, we were allocated a weighted average of 75.2% of the income and losses from the Operating Partnership.
Our effective tax rate for the three and six months ended June 30, 2012 was (0.49)% and (0.73)%, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the non-controlling interests and the valuation allowance related to the Company's deferred tax assets for which no benefit could be provided due to their realization not meeting the “more-likely-than-not” threshold.
A net deferred tax asset, related solely to uncertain tax positions (see paragraph below regarding uncertainty in income taxes), is included in “other assets” on the Company's balance sheet. In 2007, an ownership change pursuant to Internal Revenue Code Section 382 (“Section 382”) occurred. The Company's federal and state net operating loss carryforwards in existence at that time were subject to a gross annual limitation of $9.9 million. Net operating loss carryforwards generated subsequent to the 2007 deemed ownership change were not subject to the Section 382 limitation. On June 12, 2012, as a result of the acquisition of 8,695,653 shares of common stock by affiliates of Madison International Realty, the Company believes a second change in ownership pursuant to Section 382 occurred. Accordingly, as of June 12, 2012, the Company’s federal and state net operating loss carryforwards and, potentially, certain post June 12, 2012 deductions and losses (to the extent such losses are considered recognized built-in losses and to the extent of the company’s net unrealized built-in loss (if any) under Section 382) are subject to an annual Section 382 limitation of approximately $5.7 million. As the new annual limitation is less than the previous $9.9 million annual limitation imposed on 2007 and prior net operating losses, the new annual limitation of $5.7 million is now applied against all federal and state net operating loss carryforwards in existence as of June 12, 2012. Net operating losses generated after June 12, 2012 are generally not subject to the Section 382 limitation. As of December 31, 2011, the Company anticipates having net operating loss carryforwards of $17.9 million for federal purposes and $15.5 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2031.
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
FASB ASC 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's policy is to

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense, which for the three and six months ended June 30, 2012 was $12,000 and $24,000. We have not recorded any penalties with respect to unrecognized tax benefits. For the six months ended June 30, 2012, the Company has reported a decrease of $1.6 million to our unrecognized tax benefits. We do not anticipate any significant increases or decreases to the remaining amounts of the existing unrecognized tax benefits within the next twelve months, other than a reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period will lapse during 2012.

8.	Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments as of June 30, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy consists of three broad levels as follows:

1.Level 1 Inputs - Quoted prices in active markets for identical assets or liabilities

2.
Level 2 Inputs - Significant other observable inputs (can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as discounts and borrowing rates with similar terms and maturities)

3.	Level 3 Inputs - Significant unobservable inputs (based on an entity's own assumptions, since there is little, if any, related market activity)

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

As of June 30, 2012 and December 31, 2011, the book and fair values of our mortgage loans were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Mortgage Loans	$287,250	$281,807	$289,523	$284,146

9.	Commitments and Contingencies
Pending Litigation

On June 7, 2012, the Company commenced an action for declaratory relief in Los Angeles County Superior Court in order to contest a consultant's invoice in the amount of $5,052,827 for incentive compensation pursuant to a consulting agreement. On June 8, 2012, the consultant commenced an action in the Eastern District of Virginia for breach of contract due to the Company's failure to pay the consultant's invoice. The Company intends to vigorously defend the consultant's claim for undue incentive compensation.
General
We have also been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.
A mortgage loan, with an outstanding balance of $17.6 million as of June 30, 2012, secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million. 2121 Market Street is an unconsolidated real estate entity in which we have a

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

50% interest. See Note 4 for disclosure of guarantees related to our consolidated debt.
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and all risk property and rental value insurance with limits of $1.3 billion per occurrence, with terrorism limits of $1.2 billion per occurrence, and flood insurance with a limit of $200.0 million per occurrence. Our California properties have earthquake insurance with coverage of $200.0 million per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $200.0 million annual aggregate.

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
Forward-Looking Statements
Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated and you should not rely on them as predictions of future events. Although information is based on our current estimates, forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise. You are cautioned not to place undue reliance on this information as we cannot guarantee that any future expectations and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “pro forma”, “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Overview and Background
We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier properties, property development and redevelopment, and investment and property management activities. We conduct our business through our Operating Partnership, of which we own 78.5% as of June 30, 2012 and have control over the major decisions of the Operating Partnership.

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
Development. We continually evaluate the size, timing and scope of our development initiatives to determine if we are able to lease committed development properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The inability to achieve these outcomes could adversely affect our financial condition, results of operations and cash flows. We currently have sole ownership interest in three development projects, Campus El Segundo, Four Points Centre and 2100 JFK Boulevard, as of June 30, 2012, in which we had incurred, on a consolidated basis, approximately $80.4 million of costs related to land acquisition, predevelopment and infrastructure that are reflected in "Land Improvements - Development Properties" on our consolidated balance sheet. We are targeting one or more parcels at each of these three projects for potential sale. To the extent that we do not proceed with projects as planned or do not achieve sufficient proceeds from any contemplated disposition, development costs would need to be evaluated for impairment.

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

TPG/CalSTRS, LLC also owns a 25% interest in the Austin Portfolio Joint Venture which owns the following properties that were acquired in June 2007 (“Austin Portfolio Joint Venture Properties”):

•San Jacinto Center
•Frost Bank Tower
•One Congress Plaza
•One American Center
•300 West 6th Street
•Research Park Plaza I & II (disposed of July 2012)
•Park Centre
•Great Hills Plaza
•Stonebridge Plaza II (disposed of July 2012)
•Westech 360 I-IV

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011.
Overview

The main drivers of our consolidated results of operations are (1) two high-rise office towers, commonly referred to as
Commerce Square, located in Philadelphia, Pennsylvania, (2) Murano, a high-rise condominium project, also located in
Philadelphia, and (3) our investment advisory, management, leasing and development services business. The following table reflects the change in leasing status of our three consolidated office properties from June 30, 2012 to June 30, 2011.

			Percent Leased
			As of June 30,
	Location	Rentable Square Feet	2012	2011
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	95.8%	88.1%
Two Commerce Square	Philadelphia, PA	953,276	77.3%	85.5%
Four Points Centre	Austin, TX	193,862	31.5%	24.8%
		2,090,004
We have sold 239 units at Murano as of June 30, 2012. Revenue from unit settlements decreased from five units settled in the three months ended June 30, 2011 as compared to two units in the three months ended June 30, 2012. Fee revenue from our investment advisory, management, leasing and development services business decreased $1.1 million or 18.3% for the three months ended June 30, 2012 compared to the same period for 2011. The decrease was primarily attributable to lower revenue from investment advisory, management, leasing and development services fees from unconsolidated properties which were sold in 2011 and the first quarter of 2012.
Revenues
Total revenues decreased by approximately $2.5 million to $20.8 million for the three months ended June 30, 2012 from $23.3 million for the same period for 2011. The decrease was primarily due to $1.6 million decrease in condominium sales, and a decrease of $1.1 million in investment advisory, management, leasing and development services primarily as a result of properties which were sold in 2011 and the first quarter of 2012.
Expenses
Total expenses remained consistent during the three months ended June 30, 2012 in comparison to the same period in 2011. Increases of $0.2 million in property operating costs, $0.9 million of depreciation and amortization expense and $1.0 million of general and administrative expenses were primarily offset by decreases of $0.6 million in investment advisory expenses, $1.0 million in cost of condominium sales, and $0.4 million in interest expense.
Equity in net income (loss) of unconsolidated real estate entities
Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012	2011
Revenue	$65,686	$63,046
Expenses:
Operating and other expenses	37,098	32,127
Interest expense	26,222	24,176
Depreciation and amortization	21,452	21,913
Total expenses	84,772	78,216
Loss from continuing operations	(19,086)	(15,170)
Income (loss) associated with real estate held for disposition	(7,541)	(5,631)
Net income (loss)	$(26,627)	$(20,801)
Thomas Properties’ share of net income (loss)	$(1,384)	$(1,483)
Intercompany eliminations	590	592
Equity in net income (loss) of unconsolidated real estate entities	$(794)	$(891)
Aggregate revenues for the unconsolidated real estate entities for the three months ended June 30, 2012 increased approximately $2.7 million or 4.3% to $65.7 million compared to $63.0 million for the three months ended June 30, 2011. The increase is primarily due to higher tenant reimbursement revenue from the Austin properties due to the increase in real estate tax expense, as well as higher revenues within our TPG/CalSTRS joint venture resulting from increased occupancy and rental rates at City West Place and City National Plaza. Operating and other expenses for unconsolidated real estate entities increased by $5.0 million, or 15.6%, to $37.1 million for the three months ended June 30, 2012 compared to $32.1 million for three months ended June 30, 2011. The increase was due primarily to increases in property tax expense for the Austin properties resulting from higher assessed values in 2012, as well as increases at City West Place, primarily for cafeteria expenses and HVAC repairs, and City National Plaza, primarily for contract cleaning, earthquake insurance and parking operations. Interest expense increased by approximately $2.0 million, or 8.3%, to $26.2 million for the three months ended June 30, 2012 as compared to $24.2 million for the three months ended June 30, 2011. The increase was due primarily to higher interest rates and greater outstanding loan balances on the Austin Portfolio Bank Term Loan and the Austin Senior Secured Priority Facility. Loss associated with real estate held for disposition increased by approximately $1.9 million, or 33.9%, to a loss of $7.5 million for the three months ended June 30, 2012 compared to a loss of $5.6 million for the three months ended June 30, 2011. The net loss for the three months ended June 30, 2011 included a full quarter's operating results from 2500 City West Boulevard, Centerpointe and Brookhollow, which were sold during the second half of 2011 and first quarter of 2012. Additionally, the loss associated with real estate held for disposition for the three months ended June 30, 2012 includes impairment charges for the Stonebridge Plaza and Research Park Plaza properties in Austin, which have been classified as held for sale in the current quarter, as they were both under contract to be sold in July 2012.
Benefit (provision) for income taxes
Provision for income taxes decreased to $0.03 million for the three months ended June 30, 2012 from $0.1 million for the same period in 2011. This change is primarily due to interest expense on certain unrecognized tax benefits that no longer exist as of June 30, 2012.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011.
Revenues
Total revenues decreased by approximately $3.0 million to $42.2 million for the six months ended June 30, 2012 from $45.2 million for the same period for 2011. The decrease was primarily due to $1.0 million decrease in tenant reimbursement revenue during the six months ended June 30, 2012, due to billing adjustments in the prior year, a $1.0 million decrease in condominium sales due to the settlement of four units during the six months ended June 30, 2012 compared to six units during the comparable period in 2011, and a decrease of $1.5 million in investment advisory, management, leasing and development services, fees from properties which were sold in 2011 and the first quarter of 2012. These decreases were offset by a $0.7 million increase of rental revenue at Commerce Square due to new leases.
Expenses
Total expenses remained consistent during the six months ended June 30, 2012 in comparison to the same period in 2011. Increases of $1.0 million in depreciation and amortization expense and $1.2 million in general and administrative expenses were primarily offset by decreases of $0.6 million in investment advisory expenses, $0.6 million of cost of condominium sales, and $0.8 million of lower interest expense.

Equity in net income (loss) of unconsolidated real estate entities
Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
Revenue	$131,794	$127,247
Expenses:
Operating and other expenses	71,212	63,651
Interest expense	51,743	47,999
Depreciation and amortization	43,551	43,896
Total expenses	166,506	155,546
Loss from continuing operations	(34,712)	(28,299)
Income (loss) associated with real estate held for disposition	(6,849)	(7,315)
Net income (loss)	$(41,561)	$(35,614)
Thomas Properties’ share of net income (loss)	(2,602)	(2,898)
Intercompany eliminations	1,786	1,313
Equity in net income (loss) of unconsolidated real estate entities	$(816)	$(1,585)
Aggregate revenues for the unconsolidated real estate entities for the six months ended June 30, 2012 increased approximately $4.6 million or 3.6% to $131.8 million compared to $127.2 million for the six months ended June 30, 2011. The increase is primarily due to higher tenant reimbursement revenue from the Austin properties due to the increase in real estate tax expense, as well as higher revenues within our TPG/CalSTRS joint venture resulting from increased occupancy and rental rates at City West Place and City National Plaza. Operating and other expenses for unconsolidated real estate entities increased by $7.5 million, or 11.8%, to $71.2 million for the six months ended June 30, 2012 compared to $63.7 million for six months ended June 30, 2011. The increase was due primarily to increases in the property tax expense for the Austin properties resulting from higher assessed values in 2012, as well as increases at City West Place, primarily for cafeteria expenses and HVAC repairs, and City National Plaza, primarily for contract cleaning, earthquake insurance, and parking operations. Interest expense increased by approximately $3.7 million, or 7.7%, to $51.7 million for the six months ended June 30, 2012 as compared to $48.0 million for the six months ended June 30, 2011. The increase was due primarily to higher interest rates and greater outstanding loan balances on the Austin Portfolio Bank Term Loan and the Austin Senior Secured Priority Facility. Loss associated with real estate held for disposition decresed by approximately $0.5 million, or 6.8%, to a loss of $6.8 million for the six months ended June 30, 2012 compared to a loss of $7.3 million for the six months ended June 30, 2011, due to aggregate losses during the six months ended June 30, 2011 from 2500 City West Boulevard, Centerpointe and Brookhollow, which were sold during the second half of 2011 and the first quarter of 2012. Additionally, the six months ended June 30, 2012 include impairment charges for the Stonebridge Plaza and Research Park Plaza properties in Austin, which have been classified as held for sale in the six months ended June 30, 2012, as they were both under contract to be sold in July 2012.
Benefit (provision) for income taxes
Provision for income taxes decreased to $0.07 million for the six months ended June 30, 2012 from $0.2 million for the same period in 2011. This change is primarily due to interest expense on certain unrecognized tax benefits that no longer exist as of June 30, 2012.

Liquidity and Capital Resources
Analysis of liquidity and capital resources
As of June 30, 2012, we have unrestricted cash and cash equivalents of $129.9 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through cash flows from operations. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, proceeds from dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.
During July 2012, Research Park Plaza I & II and Stonebridge Plaza II were sold and are no longer part of the Austin Portfolio Joint Venture. Mortgage loans on these properties, which were due and payable in September 2012, were paid in full from the proceeds of the sales. Additionally, there was a note payable to a former partner in the City National Plaza partnership of $19.8 million, of which our share was $1.6 million. A subsidiary of TPG/CalSTRS made a payment of $19.3 million, of which our share was $1.5 million, in July 2012. We intend to satisfy our share of the remaining $0.5 million obligation, which has a maturity date of January 4, 2016 from our available cash.
We have $8.8 million of scheduled principal payments assuming all extension options are exercised on consolidated debt remaining in 2012. We believe that we have sufficient capital to satisfy these obligations when due.
As of June 30, 2012, we have unfunded capital commitments to TPG/CalSTRS of $13.4 million. We are obligated to fund tenant improvements and other capital improvements for properties that were acquired prior to June 1, 2007. We estimate we will fund approximately $1.8 million between 2012 and 2014 to satisfy our share of contractual obligations existing at June 30, 2012 for capital improvements, tenant improvements and leasing commissions.
Our board of directors declared quarterly cash dividends to common stockholders of $0.015 per common share, which were paid in March 2012 and June 2012. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our joint venture properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

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
Leasing, Tenant Improvement and Capital Needs
In addition to our development projects, our One Commerce Square and Two Commerce Square properties require capital expenditures as well as leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $6.9 million in capital improvements, tenant improvements, and leasing commissions for Commerce Square collectively, during 2012 through 2013. Additionally, we expect to expend additional amounts in connection with a value-enhancement program at Commerce Square. During November 2010, subsidiaries of TPG and Brandywine entered into two partnership arrangements with respect to our One Commerce Square and Two Commerce Square properties. Brandywine has committed to contribute $25.0 million of preferred equity by December 31, 2012 in return for a 25% limited partnership interest in each property. The preferred equity will be invested in the value-enhancement program designed to increase rental rates and occupancy at Commerce Square, and to also fund the $6.9 million of existing commitments described above. Brandywine has contributed $9.1 million though June 30, 2012.
Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations
A summary of our contractual obligations at June 30, 2012 is as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Regularly scheduled principal payments	$6,316	$1,946	$1,884	$1,996	$—	$—	$12,142
Balloon payments due at maturity (1)(2)(3)(4)	38,837	115,062	—	—	121,209	—	275,108
Interest payments—fixed rate debt (5)	7,088	10,055	7,135	7,024	591	—	31,893
Interest payments—variable rate debt (5)	—	—	—	—	—	—	—
Capital commitments (6)	1,224	499	94	—	79	236	2,132
Operating lease (7)	163	335	122	—	—	—	620
Obligations associated with uncertain tax positions (8)	—	—	—	—	—	—	—
Total	$53,628	$127,897	$9,235	$9,020	$121,879	$236	$321,895
 _________________________

(1)	Included within these balloon payments is $106.4 million due under the Two Commerce Square mortgage loan, which matures on May 9, 2013. We intend to extend or refinance this mortgage loan at maturity.

(2)
Included within these balloon payments are amounts due under the Four Points Centre mortgage loan. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 62.4 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings.The loan was scheduled to mature on July 31, 2012, with two one-year extension options subject to certain conditions.The first option to extend is subject to a 75% loan-to-value ratio and a minimum debt yield of 8.0% among other things. If these requirements are not met, we can pay down the principal balance in an amount sufficient to satisfy these requirements. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. Through June 30, 2012, the property has been generating net operating losses. The loan has an unfunded balance of $6.4 million which is available to fund any remaining project costs. The balance of the loan as of June 30, 2012 was $24.3 million. We and the lender have agreed to terms to extend and modify the mortgage loan. While documentation of this extension and modification is in process, the lender has agreed to waive the maturity default associated with the loan through August 30, 2012.

(3)
The Murano mortgage loan has a balance of $13.8 million as of June 30, 2012. The loan is scheduled to mature on December 15, 2013. On each June 30th and December 31st through and including June 30, 2013, the loan is required to be reduced to a stated maximum balance. On June 30, 2012, a rebalancing payment was not required. On December 31, 2012, the next amortization date, we will be required to make a rebalancing payment if the outstanding principal amount on such date exceeds $8.6 million. Additionally, payments of this loan are being made with proceeds from the sales of condominium units. TPG is subject to a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

(4)
The Campus El Segundo mortgage loan has a balance of $14.5 million as of June 30, 2012. The loan is scheduled to mature on October 31, 2012 with two one-year extension options remaining, subject to our compliance with certain covenants, with a final maturity date of October 31, 2014. A payment of up to $2.5 million is due at the time of each extension in order that the loan balance not exceed $12.0 million and $9.5 million at October 31, 2012 and October 31, 2013, respectively. We have guaranteed this loan. We have agreed to certain financial covenants on this loan as the guarantor, with which we were in compliance as of June 30, 2012.

(5)
As of June 30, 2012, 81.7% of our debt was at contractually fixed rates ranging from 5.67% to 6.30%. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 18.3% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.50% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of June 30, 2012, one-month LIBOR was 0.25%.

(6)
Capital commitments of our Company and consolidated subsidiaries include approximately $6.9 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $3.0 million is expected to be paid in 2012. The full amount will be funded by our partner, Brandywine, through preferred equity contributions and is not reflected on the Contractual Obligations table. Additionally, our Company and consolidated subsidiaries have capital commitments of approximately $0.1 million of tenant improvements and leasing commissions for certain tenants in Four Points Centre of which the entire amount is expected to be paid in 2012. We have an unfunded capital commitment of $13.4 million to our TPG/CalSTRS joint venture, of which we estimate we will fund $1.2 million in 2012 for contractual obligations existing as of June 30, 2012. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(7)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.

(8)
The obligations associated with uncertain tax positions in the table above should represent amounts associated with uncertain tax positions related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of June 30, 2012, $12.1 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, as of June 30, 2012, there is $0.3 million of accrued interest recorded with respect to such unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities
As of June 30, 2012, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 6.25% to 50%. We account for these investments using the equity method of accounting.
The table below summarizes the outstanding debt for these properties as of June 30, 2012 (in thousands). None of these loans are recourse to us other than as noted in footnote 2 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at June 30, 2012			Principal Amount	Maturity Date	Maturity Date at End of Extension Options
City National Plaza
Mortgage loan			5.90%	$350,000	7/1/2020	7/1/2020
Note payable to former partner (1)			5.75%	19,258	7/16/2012	7/16/2012
Note payable to former partner (1)			5.75%	500	7/16/2012	1/4/2016
CityWestPlace
Mortgage loan - Buildings I & II			6.16%	119,808	7/6/2016	7/6/2016
Mortgage loan - Buildings III & IV			5.03%	95,000	3/5/2020	3/5/2020
San Felipe Plaza
Mortgage loan			4.78%	110,000	12/1/2018	12/1/2018
2121 Market Street mortgage loan (2)			6.05%	17,620	8/1/2033	8/1/2033
Reflections I mortgage loan			5.23%	20,745	4/1/2015	4/1/2015
Reflections II mortgage loan			5.22%	8,642	4/1/2015	4/1/2015
Fair Oaks Plaza			5.52%	44,300	2/9/2017	2/9/2017
Austin Portfolio Joint Venture Properties:
San Jacinto Center
Mortgage loan-Note A			6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A			6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B			6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A			6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B			6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A			6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B			6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street			6.01%	127,000	6/11/2017	6/11/2017
Research Park Plaza I & II (3)
Senior mortgage loan	LIBOR	+	0.55%	23,560	9/7/2012	9/7/2012
Mezzanine loan			11.0%	27,940	9/7/2012	9/7/2012
Stonebridge Plaza II (3)
Senior mortgage loan	LIBOR	+	3.50%	19,800	9/7/2012	9/7/2012
Mezzanine loan	LIBOR	+	6.00%	17,700	9/7/2012	9/7/2012
Austin Portfolio Bank Term Loan (4)	LIBOR	+	7.75%	125,763	6/1/2013	6/1/2013
Austin Portfolio Bank Term Loan - Protective Advance (4)			22.0%	9,000	6/1/2013	6/1/2013
Austin Senior Priority Financing (4)	12.0%-22.0%			80,118	6/1/2012	6/1/2012
Total outstanding debt of all unconsolidated properties				$1,715,754

The 30 day LIBOR rate for the loans above was 0.25% at June 30, 2012.
_________________________

(1)
During the second quarter of 2009, TPG/CalSTRS redeemed a 15% membership interest held by a noncontrolling owner in the City National Plaza partnership. The redemption price of $19.8 million was financed with a promissory note issued by the former partner, of which  $19.3 million was repaid in July 2012. The remaining $0.5 million has been extended at the request of the former partner to a due date of January 4, 2016.

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

(3)	Subsequent to June 30, 2012, we and our partners in the Austin Portfolio Joint Venture sold these assets, and all loans were paid in full.

(4)
The Austin Portfolio Bank Term Loan has two components, Tranche A and Tranche B. Tranche A, which is reflected on the preceding debt summary table as the Austin Senior Priority Financing, was funded by us and our partners in an aggregate amount of $60.0 million, which together with accrued interest has a balance of $80.1 million as of June 30, 2012, and is senior in priority to Tranche B. Our share of Tranche A including accrued interest is $5.0 million, and is accounted for as equity. The Austin Senior Priority Financing bears interest at 12% per annum on the first $24 million, 17% per annum on the next $12 million and 22% per annum on the last $24 million. The facility matured on June 1, 2012. The exercise of remedies, if any, due to this maturity default would require the consent of at least two of three partners/lenders. Subsequent to June 30, 2012, approximately $15.7 million of the net proceeds generated by the sales of Research Park Plaza and Stonebridge Plaza II (see note 3 above) were used to pay down the Tranche A balance. Tranche B has a balance of $134.8 million as of June 30, 2012, of which $125.8 million bears interest at LIBOR + 7.75% or 8.0% and $9.0 million bears interest at 22.0%. The margin above LIBOR on Tranche B is subject to adjustment under certain circumstances. Effective January 1, 2012, the margin was increased by 2.5% due to non-compliance with financial covenants. The interest resulting from this margin adjustment is being accrued, and therefore, increases the outstanding principal amount of Tranche B. As of June 30, 2012, the adjusted interest rate was 8.0%. The term loan is secured by mortgages on three of the Austin Portfolio Joint Venture properties and a pledge of equity interests in the remaining five Austin Portfolio Joint Venture properties. These mortgage liens and equity pledges also secure the Austin Senior Priority Facility. In April 2012, the lender advanced $9.0 million under Tranche B to fund certain capital obligations of the partnership. The interest on this advance, which is 22.0%, is paid current. An affiliate of Lehman Brothers, a partner in the Austin joint venture, is the lender under Tranche B.

Cash Flows
Comparison of six months ended June 30, 2012 to six months ended June 30, 2011
Cash and cash equivalents were $129.9 million and $44.1 million as of June 30, 2012 and 2011, respectively. The comparison between the two periods is summarized below:

	Six months ended June 30,
	2012	2011	Increase (Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$(5,387)	$(2)	$(5,385)
Net cash provided by (used in) investing activities	4,852	2,352	2,500
Net cash provided by (used in) financing activities	51,086	(603)	51,689
Net increase in cash and cash equivalents	50,551	1,747	48,804
Cash and cash equivalents at beginning of year	79,320	42,363	36,957
Cash and cash equivalents at end of period	$129,871	$44,110	$85,761

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities was $5.4 million for the six months ended June 30, 2012, which represented an increase of $5.4 million from the net cash used in operations of $0.002 million for the six months ended June 30, 2011. This increased use of cash was primarily due to distributions from operations from unconsolidated real estate entities, that were $3.8 million less during the six months ended June 30, 2012 than the corresponding prior period, and payment of leasing costs that were $1.5 million more than the corresponding prior period.

Our net cash generated by or used in investing activities is generally impacted by the sale of condominium units at Murano,

contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash provided by investing activities increased by $2.5 million to $4.9 million for the six months ended June 30, 2012 compared to $2.4 million used in investing activities for the six months ended June 30, 2011. The increase was due to higher distributions from our unconsolidated real estate entities of $5.7 million, primarily from the sale of our Brookhollow property, and $1.1 million in proceeds from the sale of a land parcel at Four Points Centre during the the first quarter of 2012. This increase was partially offset by a $3.6 million increase in expenditures for improvements to real estate and $1.0 million lower proceeds from condominium unit sales during the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

Our net cash provided by or used in financing activities is generally impacted by our borrowings, and capital activities, net of dividends and distributions paid to common stockholders and non-controlling interests. Net cash provided by financing activities increased by $51.7 million to $51.1 million for the six months ended June 30, 2012 compared to $0.6 million used in financing activities for the six months ended June 30, 2011. This increase was primarily due to net proceeds of $49.4 million generated from our private placement of common stock in the second quarter of 2012.

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
A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of June 30, 2012, our Company had $52.7 million of consolidated floating rate debt outstanding, which is not subject to an interest rate cap.
The unconsolidated real estate entities have total debt of $1.7 billion, of which $214.8 million bears interest at floating rates. As of June 30, 2012, interest rate caps have been purchased for $61.0 million of the floating rate loans.
Our fixed and variable rate consolidated long-term debt at June 30, 2012 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2012	$1,092	$44,061	$45,153
2013	108,392	8,616	117,008
2014	1,884	—	1,884
2015	1,996	—	1,996
2016	121,209	—	121,209
Thereafter	—	—	—
Total	$234,573	$52,677	$287,250
Weighted average interest rate	5.95%	3.88%	5.57%
We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At June 30, 2012, our variable rate long-term debt represents 18.3% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 19.3% of the weighted average variable rate at June 30, 2012, the net impact would be increased interest costs of $0.4 million per year.
As of June 30, 2012, the estimated fair value of our mortgage loans aggregates $281.8 million, compared to the aggregate carrying value of $287.3 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b), promulgated by the SEC under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the six months ended June 30, 2012, approximately 20.7% of our revenue has been derived from fees earned from these relationships.
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
In addition, upon the occurrence of certain events of default by the Operating Partnership under the joint venture agreement or related management, development and leasing agreements, upon bankruptcy of our Operating Partnership, or upon the death or disability of either James A. Thomas, our Chairman, President and CEO, or John R. Sischo, our Co-Chief Operating Officer, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (each, a “Buyout Default”), CalSTRS may elect to purchase our joint venture interest based on a three percent discount to the appraised fair market value at the time of the Buyout Default.
The joint venture agreement with CalSTRS also prohibits any transfer of securities of the Company or limited partnership units in our Operating Partnership that would result in Mr. Thomas, his immediate family and any entities controlled thereby beneficially owning less than 30% of our securities entitled to vote for the election of directors; provided, that in connection with the issuance of additional Company shares in one or more public offerings, Mr. Thomas, his immediate family and controlled entities may reduce their collective beneficial ownership interest to no less than 10% of the total common shares and Operating Partnership units and no less than 15.0 million shares and Operating Partnership units on a collective basis. On May 29, 2012, the Company entered into a Common Stock Purchase Agreement, a Stockholders Agreement and a Registration Rights Agreement with affiliates of Madison International Realty (“Madison Agreements”). Pursuant to the Madison Agreements, we issued 8,695,653 shares of our common stock to the Madison affiliates in a non-public transaction. Pursuant to the Madison Agreements, during a lock-up period that generally expires with respect to all of such shares in June 2015, Mr. Thomas controls the voting of the shares issued to Madison's affiliates and, therefore, presently has beneficial ownership of more than 40% of our securities entitled to vote for the election of directors. If Mr. Thomas does not acquire beneficial ownership of additional shares of our common stock prior to expiration or earlier termination of such lock-up period or the CalSTRS joint venture agreement is not otherwise amended prior thereto, the termination of the voting control by Mr. Thomas of the shares of common stock issued pursuant to the Madison Agreements may result in a Buyout Default under the CalSTRS joint venture agreement at the final expiration of such lock-up period.
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
As of June 30, 2012, we held interests in 16 of our properties through TPG/CalSTRS, 10 of which are held indirectly through TPG/CalSTRS' interest in the Austin Portfolio Joint Venture. TPG/CalSTRS requires a unanimous vote of the joint venture's management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for the joint venture that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of the joint venture and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to the joint venture, our joint venture agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of the joint venture, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II will be separately determined by the joint venture management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a joint venture property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
In June 2007, a wholly-owned subsidiary of TPG/CalSTRS entered into a partnership agreement and syndication agreement with an affiliate of Lehman Brothers Inc. (“Lehman”) in relation to the Austin Portfolio Joint Venture. As of June 30, 2012, one-third of the Lehman affiliate's original 75% equity interest in the Austin Portfolio Joint Venture had been sold to an unrelated institutional investor and the Lehman affiliate holds 50% of the equity in the Austin Portfolio Joint Venture. The Lehman affiliate has the right to reduce or eliminate certain fees and payments otherwise payable to TPG/CalSTRS under the partnership agreement. The Lehman affiliate has certain approval rights with respect to major decisions of the Austin Portfolio Joint Venture, although the TPG/CalSTRS subsidiary is in charge of operating, leasing and managing the Austin Portfolio Joint Venture assets within approved budgets and guidelines.
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
The Lehman affiliate can require the sale of the Austin Portfolio Joint Venture assets after June 1, 2012, subject to a right of first offer in favor of the other partners in the Austin Portfolio Joint Venture. By a notice dated June 28, 2012, Lehman's affiliate has exercised its right to cause the sale of all of the Austin Portfolio Joint Venture assets, which has triggered a 30-day right of first offer in favor of the TPG/CalSTRS subsidiary and the other limited partners, which period has lapsed. The limited partners also have the right to remove the general partner under certain circumstances. These rights could adversely affect TPG/CalSTRS and us.
In November 2010, our subsidiaries entered into amended and restated partnership agreements and contribution agreements with Brandywine, with respect to our One Commerce Square and Two Commerce Square buildings in Philadelphia, Pennsylvania. Brandywine contributed capital, and committed to additional capital contributions to the existing owners of the buildings, in return for a 25% limited partnership interest in each building. Our wholly-owned subsidiaries are the general partners of the Commerce Square partnerships, with authority to manage and carry out the day to day business of the partnerships, subject only to approval by Brandywine of certain specified major decisions, including approval of certain capital budgets, leasing budgets and leasing guidelines, financing or refinancing of each building, and certain major leases. We retained sole approval over the operating budgets and other decisions that are not major decisions. Brandywine has the right to purchase all of the Company's interest in each of the buildings subject to the retention of a nominal interest by the Company with an allocation of mortgage debt for a minimum of five years, which right is exercisable between October 31, 2016 and April 30, 2017. The exercise of such call right triggers certain rights and obligations of the Company, including the right to elect to market our interests in the buildings to third parties to achieve a price for our interests that we deem to be acceptable. If the Company deems a third party bid for our interests to be acceptable, then under certain conditions Brandywine will have a right of first refusal to purchase our interests for the same price and terms offered by the third party. If Brandywine does not exercise, or does not have, such right of first refusal, and if we elect to sell our interests in Commerce Square to a third party, Brandywine has a right to “piggyback” on such sale and sell its interests in Commerce Square to the third party on the same terms. We retain, as general partner, the right to sell the Commerce Square buildings at any time, but Brandywine has certain rights to acquire our interests in Commerce Square in lieu of such a sale of the buildings to a third party, as long as we receive the same amount we would have received on a sale to a third party. Finally, on or after the 10th anniversary of the admission of Brandywine as a partner, either the Company or Brandywine may elect to cause the sale of the Commerce Square buildings and dissolve the partnerships, which will give the other party the right to trigger a buy-sell procedure for the purchase of the electing partner's interest in the partnerships.
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
As of June 30, 2012, the 20 largest tenants for properties in which we held an ownership interest collectively leased 36.4% of the rentable square feet of space at properties in which we hold an ownership interest, representing 42.2% of the total annualized rent generated by these properties.
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

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations;

•	occupancy rates and rents may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable;

•	adverse weather that damages the project or causes delays;

•	unanticipated changes to the plans or specifications;

•	unanticipated shortages of materials and skilled labor;

•	unanticipated increases in material and labor costs; and

•	fire, flooding and other natural disasters.
If we are not successful in our property development and redevelopment initiatives, it could adversely impact our financial condition, results of operations, and the trading price of our common stock.
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
As of June 30, 2012, leases representing 3.6% and 5.7% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties will expire in 2012 and 2013, respectively. Further, an additional 15.1% of the square feet of these properties was available for lease as of June 30, 2012. Current economic conditions have resulted in depressed leasing activity recently in certain markets as a result of tenant unwillingness to make long term leasing commitments, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $287.3 million of consolidated debt and $1.7 billion of unconsolidated debt, of which our share was $190.9 million as of June 30, 2012;

•	our ability to generate consistent cash flow from operating activities, which resulted in a net use of cash of $5.4 million for the six months ended June 30, 2012;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We and our Operating Partnership agreed at the time of our initial public offering in 2004 to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 15.6% of annualized rent for properties in which we held an ownership interest as of June 30, 2012. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

We agreed at the time of the initial public offering to use commercially reasonable efforts to make an aggregate of approximately $210 million of debt available to be guaranteed by entities controlled by Mr. Thomas. Of this debt, $3 million is available for guarantee by Mr. Gilchrist, an individual formerly affiliated with Maguire Thomas Partners. We agreed to make this debt available for guarantee in order to assist Mr. Thomas and Mr. Gilchrist in preserving their respective tax positions after their contributions at the time of our initial public offering.
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
Our ability to achieve desired and projected results for growth of our business depends on our ability to generate revenues in excess of expenses, and make scheduled principal payments on debt and fund capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may adversely impact our results of operations and the value of our properties. These events include:

•	vacancies or our inability to rent space on favorable terms;

•	inability to collect rent from tenants;

•	difficulty in accessing credit in the present economic environment, in particular for larger mortgage loans;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including real estate taxes, insurance premiums and utilities;

•	local oversupply, increased competition or reduction in demand for office space;

•	fluctuating condominium prices and absorption rates;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics; and

•	the significant transaction costs related to property sales.
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
We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, pollution legal liability, business interruption and rental loss insurance under policies covering all of the properties in which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the California

Environmental Protection Agency (“CalEPA”) headquarters building because the tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so, and we do not insure 816 Congress and Austin Centre because the third party owner has elected to insure those properties under its policy). We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.
We either own or manage two properties in Southern California, an area especially prone to earthquakes. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, wind insurance on our properties located in “tier 1” wind zones, which includes our Houston, Texas properties, and terrorism insurance on all of our properties. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons as more specifically excluded under the actual terrorism policies. Some of our policies, like those covering losses due to earthquakes and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover potential losses.
Under their leases, our tenants are generally required to indemnify us against liabilities resulting from injury to persons, air, water, land or property, on or off the premises due to activities conducted by them on our properties. There is generally an exception for claims arising from the negligence or intentional misconduct by us or our agents. Additionally, tenants are generally required, with the exception of governmental entities and other entities that are self-insured, to obtain at their own expense and keep in force during the term of the lease both liability and property damage insurance policies issued by companies holding ratings at a minimum level at their own expense.
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
In addition to the common stock owned by Mr. Thomas as of June 30, 2012, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 21% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 2.8% equity interest in the Operating Partnership.

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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, and 26.9% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates) as of June 30, 2012. The limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. Pursuant to the Madison Agreements, subject to certain exceptions, during the period from the sixth anniversary of the issuance of shares to Madison's affiliates until the ninth anniversary of such date, Mr. Thomas has agreed to vote (and to cause his affiliated entities to vote) all of his controlled group's shares of common stock and limited voting stock in a manner that is in direct proportion to the manner in which other holders of the common stock vote on a proposed company sale transaction. This vote neutralization provision will not apply, however, if Madison's affiliates no longer beneficially own at least 10% of the our total voting securities or if the volume-weighted average price of our common stock is at least $12.50 per share during the six month period prior to the sixth anniversary of the issuance of the shares to Madison's affiliates (or at least $10.00 per share if our common stock has met certain trading volume tests).
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

The following Thomas Properties Group, Inc. financial information for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

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
Dated: August 8, 2012

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer