Form 10-Q
period 2012-09-30
THOMAS PROPERTIES GROUP INC
filed 2012-11-09
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2012
Common Stock, $.01 par value per share	46,113,147

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Investments in real estate:
Land and improvements	$33,077	$33,077
Land and improvements—development properties	80,439	80,254
Buildings and improvements	319,341	308,692
Tenant improvements	41,015	39,004
Total investments in real estate	473,872	461,027
Less accumulated depreciation	(124,512)	(115,571)
Investments in real estate, net	349,360	345,456
Condominium units held for sale	42,332	45,217
Investments in unconsolidated real estate entities	110,396	11,372
Cash and cash equivalents, unrestricted	58,395	79,320
Restricted cash	14,085	10,616
Rents and other receivables, net	2,244	1,903
Receivables from unconsolidated real estate entities	1,952	2,918
Deferred rents	19,014	17,866
Deferred leasing and loan costs, net	10,607	12,283
Other assets, net	16,319	17,465
Assets associated with land held for sale	—	1,107
Total assets	$624,704	$545,523
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$284,965	$289,523
Accounts payable and other liabilities, net	41,481	34,981
Prepaid rent and deferred revenue	3,205	3,019
Obligations associated with land held for sale	—	27
Total liabilities	329,651	327,550
Commitments and Contingencies (Note 9)	—	—
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 46,100,229 and 37,094,995 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	461	371
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 12,313,331 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	123	123
Additional paid-in capital	258,625	208,473
Retained deficit and dividends, including $0 and $20 of other comprehensive income as of September 30, 2012 and December 31, 2011, respectively	(69,297)	(55,472)
Total stockholders’ equity	189,912	153,495
Noncontrolling interests:
Unitholders in the Operating Partnership	48,324	52,983
Partners in consolidated real estate entities	56,817	11,495
Total noncontrolling interests	105,141	64,478
Total equity	295,053	217,973
Total liabilities and equity	$624,704	$545,523
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental	$7,813	$7,446	$23,343	$22,233
Tenant reimbursements	5,344	5,666	15,746	17,051
Parking and other	786	708	2,271	2,225
Investment advisory, management, leasing and development services	1,005	5,565	2,669	7,689
Investment advisory, management, leasing and development services — unconsolidated real estate entities	3,588	4,324	11,909	13,690
Reimbursement of property personnel costs	1,273	1,365	4,140	4,389
Condominium sales	2,302	3,084	4,266	6,122
Total revenues	22,111	28,158	64,344	73,399
Expenses:
Property operating and maintenance	6,183	6,211	18,198	18,384
Real estate and other taxes	1,742	1,854	5,627	5,616
Investment advisory, management, leasing and development services	2,634	3,273	8,628	9,912
Reimbursable property personnel costs	1,273	1,365	4,140	4,389
Cost of condominium sales	1,858	2,055	3,251	4,042
Interest	4,205	4,331	12,659	13,629
Depreciation and amortization	4,120	3,447	11,782	10,188
General and administrative	3,893	3,925	13,024	11,802
Total expenses	25,908	26,461	77,309	77,962
Interest income	39	5	52	25
Equity in net income (loss) of unconsolidated real estate entities	(1,797)	(353)	(2,613)	(1,938)
Income (loss) before income taxes and noncontrolling interests	(5,555)	1,349	(15,526)	(6,476)
Benefit (provision) for income taxes	442	1,206	368	1,001
Net income (loss)	(5,113)	2,555	(15,158)	(5,475)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	1,226	(295)	3,817	1,763
Partners in consolidated real estate entities	(198)	(177)	(668)	(496)
	1,028	(472)	3,149	1,267
TPGI share of net income (loss)	$(4,085)	$2,083	$(12,009)	$(4,208)
Income (loss) per share-basic and diluted	$(0.09)	$0.06	$(0.30)	$(0.11)
Dividends paid per common share	$0.015	$—	$0.045	$—
Weighted average common shares outstanding— basic	45,517,207	36,647,394	40,301,224	36,610,178
Weighted average common shares outstanding— diluted	45,517,207	36,873,339	40,301,224	36,610,178
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(15,158)	$(5,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of condominiums	(1,015)	(2,080)
Equity in net (income) loss of unconsolidated real estate entities	2,613	1,938
Deferred rents	(296)	(170)
Deferred taxes (and interest on unrecognized benefits)	(261)	—
Deferred interest	25	714
Depreciation and amortization expense	11,782	10,188
Amortization of loan costs	440	580
Non-cash amortization of share-based compensation	674	584
Distributions from operations of unconsolidated real estate entities	313	600
Changes in operating assets and liabilities:
Rents and other receivables	(134)	(88)
Receivables from unconsolidated real estate entities	966	478
Deferred leasing costs	(3,346)	(1,004)
Other assets	(1,254)	(1,250)
Accounts payable and other liabilities	2,794	(2,834)
Prepaid rent and deferred revenue	161	307
Net cash provided by (used in) operating activities	(1,696)	2,488
Cash flows from investing activities:
Expenditures for improvements to real estate	(10,313)	(5,353)
Reimbursement of development costs	—	50
Proceeds from sale of condominiums	3,983	5,718
Proceeds from sale of real estate	1,107	—
Return of capital from unconsolidated real estate entities	16,031	10,246
Contributions to unconsolidated real estate entities	(113,340)	(3,069)
Net cash provided by (used in) investing activities	(102,532)	7,592
Cash flows from financing activities:
Proceeds from equity offering, net of expenses	49,274	—
Contributions by noncontrolling interests	44,654	1,845
Proceeds from mortgage loans	567	20,940
Payment of dividends to common stockholders and distributions to limited partners	(2,379)	—
Principal payments of mortgage loans	(5,150)	(28,810)
Payment of loan costs	(153)	(374)
Change in restricted cash	(3,510)	4,140
Net cash provided by (used in) financing activities	83,303	(2,259)
Net increase (decrease) in cash and cash equivalents	(20,925)	7,821
Cash and cash equivalents at beginning of year	79,320	42,363
Cash and cash equivalents at end of period	$58,395	$50,184

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

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering (the “Offering”). Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interest in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. As of September 30, 2012, we held a 78.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2012, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
2100 JFK Boulevard	Undeveloped land; Residential/Office/Retail	PCBD
Four Points Centre (1)	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel/Residential	Austin, Texas
Campus El Segundo (2)	Developable land; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California

Unconsolidated properties:
2121 Market Street	Residential and retail	PCBD
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office	Reston, Virginia
Reflections II	Suburban office	Reston, Virginia
San Felipe Plaza	High-rise office	Houston, Texas
CityWestPlace (1)	Suburban office and undeveloped land	Houston, Texas
Fair Oaks Plaza	Suburban office	Fairfax, Virginia

TPG/CalSTRS Austin, LLC (3):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Park Centre	Suburban Office	Austin, Texas
Great Hills Plaza	Suburban Office	Austin, Texas
Westech 360 I-IV	Suburban Office	Austin, Texas

(1)	Certain undeveloped land parcels are being targeted for sale.

(2)	The Company has engaged a broker to market this property for sale.

(3)	In September 2012, TPG/CalSTRS Austin, LLC acquired all the properties formerly owned by TPG-Austin Portfolio Syndication Partner JV, LP. See Note 3 for a further discussion.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We also consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner has a stated ownership interest of 27%. After full repayment of the Murano mortgage loan, which has a balance of $11.9 million at September 30, 2012, net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company anticipates that we will receive distributions, if any, in excess of our stated 73% ownership interest according to these distribution preferences.
Refer to Note 3 for discussion of TPG/CalSTRS, TPG/CalSTRS Austin, LLC, and the Austin Joint Venture Predecessor, which were determined to be variable interest entities for which we are not considered the primary beneficiary for the periods presented herein.
The 33.3% equity interest in TPG Austin Partner, LLC owned by Madison International Realty ("Madison") is reflected under the "Noncontrolling Interests" caption on our consolidated balance sheets. We consolidate this entity, which has a 50% interest in TPG/CalSTRS Austin, LLC, and which is further discussed in Note 3, because we have control.
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
We use the equity method of accounting to account for investments in real estate entities over which we have significant

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We did not record an impairment for any real estate assets or equity investments during the nine months ended September 30, 2012 and 2011.
Dispositions
In January 2012, we closed on the sale of a 4,800 square foot retail site at Four Points Centre. As of December 31, 2011, the carrying value of the property of $1.1 million comprises the caption labeled "Assets associated with land held for sale" on our consolidated balance sheets, and is equal to the ultimate net proceeds received.
Development Activities
Costs associated with the development and construction of a real estate project are capitalized on our consolidated balance sheets. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell is completed, the costs capitalized to construction in progress are transferred to operating properties. Cumulative capitalized interest as of September 30, 2012 and December 31, 2011, is $16.8 million and $17.1 million, respectively. There was no interest capitalized for the nine months ended September 30, 2012, and $27,000 was capitalized in the same period of 2011.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties TPG/CalSTRS Austin, LLC properties and the Austin Portfolio Joint Venture Predecessor properties. TPG/CalSTRS owns the following properties as of September 30, 2012:

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
TPG Austin Partner, LLC, a limited liability company formed in September 2012 by TPG and Madison, owns a 50% interest in TPG/CalSTRS Austin, LLC which owns the following properties that were acquired from TPG-Austin Porfolio Syndication Partner JV LP, ("Austin Joint Venture Predecessor") a venture among Lehman Brothers Holdings Inc. (50%), an offshore sovereign wealth fund (25%) and TPG/CalSTRS, LLC (25%):

•	San Jacinto Center (acquired September 2012)

•	Frost Bank Tower (acquired September 2012)

•	One Congress Plaza (acquired September 2012)

•	One American Center (acquired September 2012)

•	300 West 6th Street (acquired September 2012)

•	Park Centre (acquired September 2012)

•	Great Hills Plaza (acquired September 2012)

•	Westech 360 I-IV (acquired September 2012)
Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of September 30, 2012.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2121 Market Street	50.00%
TPG/CalSTRS Austin, LLC (1)	50.00%
TPG/CalSTRS:
City National Plaza	7.94%
All properties, excluding City National Plaza	25.00%
(1) TPG Austin Partner, LLC, a limited liability company owned by TPG and Madison, a noncontrolling interest partner, owns 50.0% of TPG/CalSTRS Austin, LLC. TPG's effective ownership in the underlying eight properties of TPG/CalSTRS Austin, LLC is 33.3%.

Investments in unconsolidated real estate entities as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Assets:
TPG/CalSTRS	$—	$3,499
Austin Portfolio Joint Venture Predecessor	—	7,873
TPG/CalSTRS Austin, LLC	110,396	—
Total reflected in investments in unconsolidated real estate entities	110,396	11,372
Liabilities:
TPG/CalSTRS	(4,550)	—
2121 Market Street	(2,636)	(2,538)
Total reflected in accounts payable and other liabilities, net	(7,186)	(2,538)
Net investment in unconsolidated real estate entities	$103,210	$8,834

The following is a summary of the investment in unconsolidated real estate entities for the nine months ended September 30, 2012 (in thousands):

Net investment balance, December 31, 2011	$8,834
Contributions, including $35,054 contributed by Madison	113,340
Equity in net loss of unconsolidated real estate entities	(2,613)
Distributions	(16,344)
Other	(7)
Net investment balance, September 30, 2012	$103,210

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
The total capital commitment to TPG/CalSTRS was $511.7 million as of September 30, 2012, of which approximately $2.9 million and $10.9 million was unfunded by CalSTRS and us, respectively.
A buy-sell provision may be exercised by either CalSTRS or us. Under this provision, the initiating party sets a price for its interest in TPG/CalSTRS, and the other party has a specified time to elect to either buy the initiating party's interest or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in TPG/CalSTRS. The buyout price is based upon a 3% discount to the appraised fair market value.
In connection with the provisions of ASC 810, TPG/CalSTRS, TPG/CalSTRS Austin, LLC and the Austin Portfolio Joint Venture Predecessor, are deemed to be variable interest entities for which we are not considered to be the primary beneficiary. In connection with TPG/CalSTRS, CalSTRS and TPG acting together are considered to have the power to direct the activities of the limited liability company that most significantly impact the limited liability company's economic performance, and,

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore, neither TPG nor CalSTRS is considered to be the primary beneficiary. We determined the key activities that drive the economic performance to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the TPG/CalSTRS agreement requires unanimous approval by the two members.
In connection with TPG/CalSTRS Austin, LLC, TPG Austin Partner, LLC is not considered to be the primary beneficiary due to the fact that the power to direct the activities of the limited liability company is shared with CalSTRS such that no one party has the power to direct the activities that most significantly impact the limited liability company's economic performance. In connection with TPG/CalSTRS Austin, LLC, we determined the key activities that drive the economic performance to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, TPG/CalSTRS Austin, LLC agreement requires either unanimous or majority approval of decisions by the respective partners.
In connection with the Austin Portfolio Joint Venture Predecessor, TPG/CalSTRS was not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture was shared among multiple unrelated parties such that no one party had the power to direct the activities that most significantly impact the joint venture's economic performance. In connection with the Austin Portfolio Joint Venture Predecessor, we determined the key activities that drove the economic performance to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture Predecessor agreement required either unanimous or majority approval of decisions by the respective partners. This portfolio was acquired by TPG/CalSTRS Austin, LLC in September 2012.
As of September 30, 2012, our total maximum exposure to loss to TPG/CalSTRS and TPG/CalSTRS Austin, LLC is:

(1)	Our net equity investment in the various properties controlled by TPG/CalSTRS Austin, LLC as of September 30, 2012, was $110.4 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective limited liability companies. As of September 30, 2012, we had total receivables of $1.1 million and $0.6 million related to TPG/CalSTRS and TPG/CalSTRS Austin, LLC, respectively.

(3)	Unfunded capital commitment to TPG/CalSTRS was $10.9 million as of September 30, 2012.

(4)
TPG/CalSTRS Austin, LLC owns the eight Austin properties and TPG, together with Madison, have unfunded capital commitments of approximately $15.0 million. Of that amount, TPG's unfunded capital commitment is approximately $10.0 million or 66.67% as of September 30, 2012.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information for the unconsolidated real estate entities as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in thousands):
Summarized Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Investments in real estate, net	$1,593,991	$1,723,107
Receivables including deferred rents, net	66,995	83,082
Deferred leasing and loan costs, net	111,491	92,562
Other assets	47,699	52,532
Assets associated with discontinued operations	248	190,110
Total assets	$1,820,424	$2,141,393
LIABILITIES AND OWNERS’ EQUITY
Mortgage loans	$1,391,873	$1,591,881
Below market rents, net	4,926	34,019
Accounts payable and other liabilities	58,775	72,668
Liabilities associated with discontinued operations	246	135,506
Total liabilities	1,455,820	1,834,074
Owners’ equity:
Thomas Properties, including $- and $1 of other comprehensive loss as of September 30, 2012 and December 31, 2011, respectively	107,703	15,267
Other owners, including $- and $21 of other comprehensive loss as of September 30, 2012 and December 31, 2011, respectively	256,901	292,052
Total owners' equity	364,604	307,319
Total liabilities and owners’ equity	$1,820,424	$2,141,393

Summarized Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues (1)	$68,342	$66,780	$200,135	$194,026
Expenses:
Operating and other expenses	36,814	34,089	108,026	97,736
Interest expense	25,678	24,402	77,420	72,402
Depreciation and amortization	21,435	26,494	64,986	70,391
Total expenses	83,927	84,985	250,432	240,529
Income (loss) from continuing operations	(15,585)	(18,205)	(50,297)	(46,503)
Gain (loss) on sale of real estate	(60,076)	—	(60,076)	—
Income (loss) from discontinued operations	1,800	9,398	(5,050)	2,082
Net income (loss)	$(73,861)	$(8,807)	$(115,423)	$(44,421)
Thomas Properties’ share of net loss, prior to intercompany eliminations	$(3,251)	$(946)	$(5,853)	$(3,844)
Intercompany eliminations	1,454	593	3,240	1,906
Equity in net income (loss) of unconsolidated real estate entities	$(1,797)	$(353)	$(2,613)	$(1,938)
_______________________

(1)
Total includes interest income of $10 and $12 for the three months ended September 30, 2012, and 2011, respectively, and $32 and $40 for the nine months ended September 30, 2012, and 2011, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the preceding summarized balance sheets as of September 30, 2012 and December 31, 2011, are the following balance sheets of TPG/CalSTRS, LLC (in thousands) (unaudited):

	September 30, 2012	December 31, 2011

ASSETS
Investments in real estate, net	$782,877	$804,961
Receivables including deferred rents, net	63,725	64,595
Investments in unconsolidated real estate entities	660	41,278
Deferred leasing and loan costs, net	50,798	55,417
Other assets	29,811	23,643
Assets associated with discontinued operations	122	72,652
Total assets	$927,993	$1,062,546
LIABILITIES AND MEMBERS’ EQUITY
Mortgage loans	$748,346	$768,188
Accounts payable and other liabilities	33,359	42,296
Liabilities associated with discontinued operations	28	42,141
Total liabilities	781,733	852,625
Members’ equity:
Thomas Properties, including $- and $1 of other comprehensive loss as of September 30, 2012 and December 31, 2011, respectively	(479)	17,137
CalSTRS, including $- and $4 of other comprehensive loss as of September 30, 2012 and December 31, 2011, respectively	146,739	192,784
Total members’ equity	146,260	209,921
Total liabilities and members’ equity	$927,993	$1,062,546

Included in the preceding summarized balance sheet as of September 30, 2012 is the following balance sheet of TPG/CalSTRS Austin, LLC (in thousands) (unaudited):

September 30, 2012

ASSETS
Investments in real estate, net	$798,236
Receivables including deferred rents, net	2,774
Deferred leasing costs, net	59,982
Other assets	14,582
Total assets	$875,574
LIABILITIES AND MEMBERS’ EQUITY
Mortgage loans	$626,000
Accounts payable and other liabilities	29,192
Total liabilities	655,192
Members' equity	220,382
Total liabilities and members’ equity	$875,574

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information by real estate entity for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues (1)	$1,267	$42,990	$3,605	$21,330	$(850)	$68,342
Expenses:
Operating and other expenses	489	24,833	1,665	8,506	1,321	36,814
Interest expense	280	10,797	1,368	13,853	(620)	25,678
Depreciation and amortization	254	11,825	1,344	8,012	—	21,435
Total expenses	1,023	47,455	4,377	30,371	701	83,927
Income (loss) from continuing operations	244	(4,465)	(772)	(9,041)	(1,551)	(15,585)
Equity in net income (loss) of unconsolidated real estate entities	—	(11,187)	—	—	11,187	—
Gain (loss) on sale of real estate	—	—	—	(59,961)	(115)	(60,076)
Income (loss) from discontinued operations	—	341	—	1,459	—	1,800
Net income (loss)	$244	$(15,311)	$(772)	$(67,543)	$9,521	$(73,861)
Thomas Properties’ share of net income (loss)	$121	$1,236	$(386)	$(4,222)	$—	$(3,251)
Intercompany eliminations						1,454
Equity in net income (loss) of unconsolidated real estate entities						$(1,797)

	Three months ended September 30, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues (1)	$1,001	$40,080	$—	$25,861	$(162)	$66,780
Expenses:
Operating and other expenses	384	22,183	—	11,955	(433)	34,089
Interest expense	286	11,446	—	13,223	(553)	24,402
Depreciation and amortization	234	12,091	—	14,169	—	26,494
Total expenses	904	45,720	—	39,347	(986)	84,985
Income (loss) from continuing operations	97	(5,640)	—	(13,486)	824	(18,205)
Equity in net income (loss) of unconsolidated real estate entities	—	(2,387)	—	—	2,387	—
Income (loss) from discontinued operations	—	8,357	—	1,041	—	9,398
Net income (loss)	$97	$330	$—	$(12,445)	$3,211	$(8,807)
Thomas Properties’ share of net income (loss)	$49	$(190)	$—	$(805)	$—	$(946)
Intercompany eliminations						593
Equity in net income (loss) of unconsolidated real estate entities						$(353)

_______________________

(1)	Total includes interest income of $10 and $12 for the three months ended September 30, 2012, and 2011, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended September 30, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues (2)	$3,393	$124,023	$3,605	$69,964	$(850)	$200,135
Expenses:
Operating and other expenses	1,590	69,902	1,665	32,528	2,341	108,026
Interest expense	831	33,654	1,368	43,651	(2,084)	77,420
Depreciation and amortization	750	35,101	1,344	27,791	—	64,986
Total expenses	3,171	138,657	4,377	103,970	257	250,432
Income (loss) from continuing operations	222	(14,634)	(772)	(34,006)	(1,107)	(50,297)
Equity in net income (loss) of unconsolidated real estate entities	—	(16,503)	—	—	16,503	—
Gain (loss) on sale of real estate	—	—	—	(59,961)	(115)	(60,076)
Income (loss) from discontinued operations	—	578	—	$(5,628)	—	(5,050)
Net income (loss)	$222	$(30,559)	$(772)	$(99,595)	$15,281	$(115,423)
Thomas Properties’ share of net income (loss)	$110	$648	$(386)	$(6,225)	$—	$(5,853)
Intercompany eliminations						3,240
Equity in net income (loss) of unconsolidated real estate entities						$(2,613)

	Nine months ended September 30, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues (2)	$3,016	$119,390	$—	$72,106	$(486)	$194,026
Expenses:
Operating and other expenses	1,048	63,665	—	34,319	(1,296)	97,736
Interest expense	853	34,221	—	38,880	(1,552)	72,402
Depreciation and amortization	703	35,281	—	34,407	—	70,391
Total expenses	2,604	133,167	—	107,606	(2,848)	240,529
Income (loss) from continuing operations	412	(13,777)	—	(35,500)	2,362	(46,503)
Equity in net income (loss) of unconsolidated real estate entities	—	(6,311)	—	—	6,311	—
Income (loss) from discontinued operations	—	5,185	—	(3,103)	—	2,082
Net income (loss)	$412	$(14,903)	$—	$(38,603)	$8,673	$(44,421)
Thomas Properties’ share of net income (loss)	$206	$(1,950)	$—	$(2,100)	$—	$(3,844)
Intercompany eliminations						1,906
Equity in net income (loss) of unconsolidated real estate entities						$(1,938)

_______________________

(2)	Total includes interest income of $32 and $40 for the nine months ended September 30, 2012 and 2011, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Mortgage Loans
A summary of the outstanding mortgage loans as of September 30, 2012 and December 31, 2011 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan, partially guaranteed the Four Points Centre mortgage loan, under which our liability is currently limited to a maximum of $11.4 million, and provided a limited guaranty for the Murano mortgage loan. See footnote 5 to the table below for further details regarding the Murano limited guaranty. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

			Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Mortgage Loans	Interest Rate at September 30, 2012		As of September 30, 2012	As of December 31, 2011
One Commerce Square (1)	5.67%		$127,303	$128,529	1/6/2016	1/6/2016
Two Commerce Square (2)	6.30%		106,737	107,112	5/9/2013	5/9/2013
Campus El Segundo (3)	LIBOR +	3.75%	14,500	14,500	11/30/2012	10/31/2014
Four Points Centre (4)	LIBOR +	3.50%	24,500	23,908	7/31/2014	7/31/2015
Murano (5)	LIBOR +	3.75%	11,925	15,474	12/15/2013	12/15/2013
Total mortgage loans			$284,965	$289,523

The 30 day LIBOR rate for the loans above was 0.21% at September 30, 2012.
_________________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)	Prior to March 9, 2013, the borrower may defease the entire loan. On or after March 9, 2013, the borrower may prepay the loan, which matures on May 9, 2013.

(3)
The interest rate as of September 30, 2012 was 4.00% per annum. The Campus El Segundo mortgage loan had an October 31, 2012 maturity date with two remaining twelve month extensions. The lender and borrower have agreed to terms to extend and modify the loan, and are currently in process of documenting such modification. The modification is expected to include a deferral of a $2.5 million principal pay down, which was to have been made on October 31, 2012, to April 30, 2013. While this documentation is pending, the lender has agreed to extend the maturity date to November 30, 2012. We have guaranteed this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of September 30, 2012.

(4)
The interest rate as of September 30, 2012 was 3.75% per annum. As of September 30, 2012, $6.2 million was available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The loan has a one-year extension option at our election subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5% , and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If the loan-to-value ratio or the minimum debt yield is not met, we can pay down the principal balance in an amount sufficient to satisfy the requirement. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. Beginning in August, 2014, we are required to pay down the loan balance by $42,000 each month. As of September 30, 2012, the property had a net operating loss. We have guaranteed completion of the tenant improvements and 46.5% of the balance of the outstanding principal balance and interest payable on the loan, which results in a maximum guarantee of $11.4 million as of September 30, 2012. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of September 30, 2012. We have also provided additional collateral of approximately 67.79 acres of fully entitled unimproved land, which is immediately adjacent to the office buildings.

(5)
The interest rate as of September 30, 2012 was 4.00% per annum and the loan matures on December 15, 2013. On each of December 31, 2012 and June 30, 2013, the loan is subject to a maximum balance of $8.6 million and $4.3 million, respectively. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud,  physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at September 30, 2012 and December 31, 2011, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	September 30, 2012	December 31, 2011
One Commerce Square	$3,729	$5,471
Two Commerce Square	10,190	5,030
Murano	166	115
Restricted cash - consolidated properties	$14,085	$10,616

As of September 30, 2012, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2012	$18,368	$3,868
2013	123,888	128,888
2014	19,504	11,594
2015	1,996	19,406
2016	121,209	121,209
Thereafter	—	—
	$284,965	$284,965

5.	Income (Loss) per Share and Dividends Declared
Basic earnings per share is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accrued during the respective period. Participating securities, which include restricted stock, incentive units and stock options, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities, including restricted stock, incentive units and stock options, represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. We only present the earnings per share attributable to the common shareholders.
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three months ended September 30, 2012, and the nine months ended September 30, 2012 and 2011, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.
Our board of directors declared and paid three quarterly dividends to common stockholders in the nine months ended September 30, 2012, each of $0.015 per common share. There were no such dividends declared or paid in the nine months ended September 30, 2011. Subsequent to September 30, 2012, our board of directors declared a quarterly cash dividend to common stockholders of $0.02 per common share.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the elements used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011 (in thousands except share and per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shares	$(4,085)	$2,083	$(12,009)	$(4,208)
Dividends to participating securities:
Unvested restricted stock	8	—	23	—
Unvested incentive units	1	—	3	—
Net income (loss) attributable to common shares, net of dividends to participating securities	$(4,094)	$2,083	$(12,035)	$(4,208)
Weighted average common shares outstanding—basic	45,517,207	36,647,394	40,301,224	36,610,178
Weighted average common shares outstanding— diluted (1)	45,517,207	36,873,339	40,301,224	36,610,178
Income (loss) per share—basic and diluted	$(0.09)	$0.06	$(0.30)	$(0.11)
Dividends declared per share	$0.015	$—	$0.045	$—
(1) Basic and diluted shares are calculated in accordance with GAAP, and include common shares plus dilutive equity instruments, as appropriate. For the three months ended September 30, 2012, and the nine months ended September 30, 2012 and 2011, all potentially dilutive instruments have been excluded from the computation of weighted average dilutive shares outstanding because they were not dilutive.

6.	Equity
Common Stock and Operating Partnership Units
The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. An Operating Partnership unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of September 30, 2012 and December 31, 2011, we held a 78.7% and 74.7% interest in the Operating Partnership respectively.
On May 29, 2012, the Company sold in a private placement an aggregate of 8,695,653 shares of common stock at a price of $5.75 per share, for aggregate gross proceeds of $50.0 million. The Company did not pay any underwriting discounts or commissions with respect to the sale of the common stock, but the Company agreed to reimburse the investors for certain transaction expenses totaling $0.5 million. In connection with the transaction, on August 2, 2012, the Company's Board of Directors elected Bradley H. Carroll to the Board. The Company also granted certain registration rights to the investor group generally requiring the company to register their shares with the Securities and Exchange Commission within 24 months of May 29, 2012.
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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the redemption provisions of the Operating Partnership agreement, and the share of limited voting stock will be canceled and not subject to reissuance.
Incentive Partnership Units
We have issued a total of 1,377,714 incentive units as of September 30, 2012 to certain executives. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Operating Partnership units in the Operating Partnership and rank pari passu with the Operating Partnership units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Operating Partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Operating Partnership units to the extent of the incentive units’ economic capital account balance. We had 46,100,229 shares of common stock and 12,313,331 Operating Partnership units outstanding as of September 30, 2012, and 250,352 vested and unvested incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component under the "Noncontrolling Interests" caption in the equity section of our consolidated balance sheets.
Stock Compensation
We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 274,733 remain available for grant as of September 30, 2012 (see table below for details). In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

September 30, 2012
Total awards authorized for issuance	3,361,906
Less:
Incentive unit grants	1,377,714
Restricted stock grants	1,168,267
Stock option awards, net of forfeitures	541,192
Awards available for grant	274,733

For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 9, 2012, and our proxy statement, which was filed with the SEC on April 30, 2012.
On February 1, 2012, we granted 199,999 restricted shares of which fifty percent vest based on stock performance and had a total fair market value of approximately $0.2 million. The other fifty percent are discretionary vesting shares based on goals determined by the Compensation Committee, which are currently reserved and will be considered granted and fully expensed upon vesting.
During the first quarter of 2011, we granted 151,601 restricted shares of which fifty percent vest based on stock performance and had a total fair market value of approximately $0.2 million and 74,378 incentive units of which fifty percent vest based on stock performance and had a total fair market value of approximately $0.1 million. The other fifty percent for both grants, respectively, are discretionary vesting shares/units based on goals determined by the Compensation Committee, which are currently reserved and will be considered granted and fully expensed upon vesting.
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
We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheets.
Compensation Expense
We recognized non-cash compensation expense and the related income tax benefit for the amortization of restricted stock and phantom stock grant expense as well as the remeasurement of the phantom stock awards at fair value for the three and nine months ended September 30, 2012 and 2011 as follows (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Restricted Stock and Stock Options:
Compensation expense	$64	$80	$503	$453
Income tax benefit	25	31	195	179

Phantom Shares:
Compensation expense	$176	$18	$556	$76
Income tax benefit	68	7	216	30

For the three and nine months ended September 30, 2012 and 2011, a full valuation allowance was recorded against the income tax benefit.
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
The redemption value of the 250,352 outstanding incentive units not owned by the Company at September 30, 2012 was approximately $1.5 million based on the closing price of the Company’s common stock of $5.82 per share as of September 30, 2012.
A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests'

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proportionate share of the Company's net income (loss).
Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$153,495	$64,478	$217,973
Net income (loss)	(12,009)	(3,149)	(15,158)
Redemption of incentive units	435	(435)	—
Proceeds from sale of common stock, net of offering expenses	49,274	—	49,274
Amortization of share-based compensation	519	155	674
Dividends	(1,817)	(562)	(2,379)
Other comprehensive income recognized	1	—	1
Contributions from noncontrolling interests	—	44,654	44,654
Excess tax benefit due to restricted stock vesting	14	—	14
Balance, September 30, 2012	$189,912	$105,141	$295,053

7.	Income Taxes
All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in the State of Texas. We are responsible for our share of the Operating Partnership's taxable income or loss allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of September 30, 2012, we held a 78.7% capital interest in the Operating Partnership. For the nine months ended September 30, 2012, we were allocated a weighted average of 76.4% of the income and losses from the Operating Partnership.
Our effective tax rate for the three and nine months ended September 30, 2012 was 7.92% and 2.37%, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to the reversal of ASC 740-10-25 interest associated with the expiration of a statute of limitations period, income attributable to the non-controlling interests and the valuation allowance related to the Company's deferred tax assets for which no benefit could be provided due to their realization not meeting the “more-likely-than-not” threshold.
A net deferred tax asset, related solely to uncertain tax positions (see paragraph below regarding uncertainty in income taxes), is included in “other assets” on the Company's balance sheet. In 2007, an ownership change pursuant to Internal Revenue Code Section 382 (“Section 382”) occurred. The Company's federal and state net operating loss carryforwards in existence at that time were subject to a gross annual limitation of $9.9 million. Net operating loss carryforwards generated subsequent to the 2007 deemed ownership change were not subject to the Section 382 limitation. On June 12, 2012, as a result of the acquisition of 8,695,653 shares of common stock by affiliates of Madison International Realty, the Company believes a second change in ownership pursuant to Section 382 occurred. Accordingly, as of June 12, 2012, the Company’s federal and state net operating loss carryforwards and, potentially, certain post June 12, 2012 deductions and losses (to the extent such losses are considered recognized built-in losses and to the extent of the company’s net unrealized built-in loss (if any) under Section 382) are subject to an annual Section 382 limitation of approximately $5.7 million. As the new annual limitation is less than the previous $9.9 million annual limitation imposed on 2007 and prior net operating losses, the new annual limitation of $5.7 million is now applied against all federal and state net operating loss carryforwards in existence as of June 12, 2012. Net operating losses generated after June 12, 2012 are generally not subject to the Section 382 limitation. As of December 31, 2011, the Company has reported net operating loss carryforwards of $27.2 million for federal purposes and $18.9 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2031.
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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and nine months ended September 30, 2012, the Company has reported a decrease of $298,000 and $275,000 to accrued interest related to unrecognized tax benefits for which the statute of limitations period has lapsed. We have not recorded any penalties with respect to unrecognized tax benefits. For the nine months ended September 30, 2012, the Company has reported a decrease of $2.2 million to our unrecognized tax benefits. We do not anticipate any significant increases or decreases to the remaining amounts of the existing unrecognized tax benefits within the next twelve months.

8.	Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments as of September 30, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy consists of three broad levels as follows:

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

As of September 30, 2012 and December 31, 2011, the book and fair values of our mortgage loans were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Mortgage Loans	$284,965	$284,602	$289,523	$284,146

9.	Commitments and Contingencies
Pending Litigation

On June 7, 2012, the Company commenced an action for declaratory relief in Los Angeles County Superior Court in order to contest a consultant's invoice in the amount of $5,052,827 for incentive compensation pursuant to a consulting agreement. On June 8, 2012, the consultant commenced an action in the Eastern District of Virginia for breach of contract due to the Company's failure to pay the consultant's invoice. Subsequently, the consultant removed the action to the United States District Court for the Central District of California, and filed a motion to dismiss, which motion was granted on October 19, 2012.  Following dismissal of the California action, the matter was restored to the Court's active docket in the Eastern District of Virginia. The Company intends to vigorously defend against the consultant's claim.
General
We have also been named as a defendant in a number of lawsuits in the ordinary course of business. We believe that the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ultimate settlement of these suits will not have a material adverse effect on our financial position and results of operations.
A mortgage loan, with an outstanding balance of $17.5 million as of September 30, 2012, secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership and our co-general partner in the partnership that owns 2121 Market Street, up to a maximum amount of $3.3 million. 2121 Market Street is an unconsolidated real estate entity in which we have a 50% interest. See Note 4 for disclosure of guarantees related to our consolidated debt.
Insurance
We maintain general liability insurance with limits of $200.0 million per occurrence and all risk property and rental value insurance with limits of $1.25 billion per occurrence (except for a limit of $800.0 million per occurrence for one particular asset grouping), with terrorism limits of $1.15 billion per occurrence (except for a limit of $800.0 million per occurrence for one particular asset grouping), and flood insurance with a limit of $200.0 million per occurrence. Our California properties have earthquake insurance with coverage of $200.0 million per occurrence, subject to a deductible in the amount of 5% of the value of the affected property.

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

Overview and Background
We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier properties, property development and redevelopment, and investment and property management activities. We conduct our business through our Operating Partnership, of which we own 78.7% as of September 30, 2012 and have control over the major decisions of the Operating Partnership.

Recent Developments
In September 2012, entities owned by TPG, CalSTRS and Madison, acquired all of the equity interests in an eight building, three million square foot portfolio of office properties in Austin, Texas, formerly owned by TPG-Austin Portfolio Syndication Partners JV LP, a venture among Lehman Brothers Holdings, Inc (50%), an offshore sovereign wealth fund (25%) and TPG/CalSTRS, LLC (25%). The purchase price for the portfolio was $859.0 million. As part of the transaction, TPG/CalSTRS Austin, LLC assumed five existing first mortgage loans totaling $626.0 million. The transaction reduced the existing leverage on the portfolio by repaying approximately $200 million owed to Lehman Commercial Paper, Inc. and the three existing partners as a result of loans made by the partners. TPG retains all operating responsibilities for the properties and the existing Austin leasing and management team remains in place.

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
Development. We continually evaluate the size, timing and scope of our development initiatives to determine if we are able to lease committed development properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The inability to achieve these outcomes could adversely affect our financial condition, results of operations and cash flows. We currently have sole ownership interest in three development projects, Campus El Segundo, Four Points Centre and 2100 JFK Boulevard, as of September 30, 2012, in which we had incurred, on a consolidated basis, approximately $80.4 million of costs related to land acquisition, predevelopment and infrastructure that are reflected in "Land Improvements - Development Properties" on our consolidated balance sheet. We are targeting one or more parcels at each of these three projects for potential sale. To the extent that we do not proceed with projects as planned or do not achieve sufficient proceeds from any contemplated disposition, development costs would need to be evaluated for impairment.

Results of Operations
The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce Square, Murano, 2100 JFK Boulevard, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting (the date of acquisition is listed for each with the exception of 2121 Market Street whose date represents the year it was co-developed with our partner):

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

TPG Austin Partner, LLC, a limited liability company formed in September 2012 by TPG and Madison, owns a 50% interest in TPG/CalSTRS Austin, LLC which owns the following properties that were acquired from TPG-Austin Porfolio Syndication Partner JV LP ("Austin Joint Venture Predecessor"), a venture among Lehman Brothers Holdings Inc. (50%), an offshore sovereign wealth fund (25%) and TPG/CalSTRS, LLC (25%). TPG Austin Partner, LLC accounts for the following properties using the equity method of accounting:

•San Jacinto Center (acquired September 2012)
•Frost Bank Tower (acquired September 2012)
•One Congress Plaza (acquired September 2012)
•One American Center (acquired September 2012)
•300 West 6th Street (acquired September 2012)
•Park Centre (acquired September 2012)
•Great Hills Plaza (acquired September 2012)
•Westech 360 I-IV (acquired September 2012)

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.
Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011.
Overview

The main drivers of our consolidated results of operations are (1) two high-rise office towers, commonly referred to as
Commerce Square, located in Philadelphia, Pennsylvania, (2) Murano, a high-rise condominium project, also located in
Philadelphia, and (3) our investment advisory, management, leasing and development services business. The following table reflects the change in leasing status of our three consolidated office properties from September 30, 2012 to September 30, 2011.

			Percent Leased
			As of September 30,
	Location	Rentable Square Feet	2012	2011
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	96.6%	88.4%
Two Commerce Square	Philadelphia, PA	953,276	78.7%	85.7%
Four Points Centre	Austin, TX	193,862	57.8%	28.3%
		2,090,004
We have sold 245 units at Murano as of September 30, 2012. Revenue from unit settlements decreased from six units settled in the three months ended September 30, 2011 as compared to five units in the three months ended September 30, 2012. Fee revenue from our investment advisory, management, leasing and development services business decreased $5.3 million or 53.5% for the three months ended September 30, 2012 compared to the same period for 2011. This decrease was primarily due to an incentive fee of $4.4 million paid to us in 2011 by CalSTRS related to the disposition of a separate account asset. There was no corresponding fee in 2012. The decrease was also attributable to lower fee revenue from unconsolidated properties which were sold in 2011 and the first quarter of 2012.
Revenues
Total revenues decreased by approximately $6.1 million, or 21.6%, to $22.1 million for the three months ended September 30, 2012 from $28.2 million for the same period for 2011. The decrease in total revenues was primarily due to a decrease of $5.3 million in investment advisory, management, leasing and development services fees earned in the three months ended September 30, 2012. This decrease was primarily due to (1) an incentive fee of $4.4 million paid to us in 2011 by CalSTRS related to the disposition of a separate account asset (there was no corresponding fee in 2012), (2) our development management role in the NBC Universal entitlement project reached completion during 2012 resulting in lower fee revenue compared to 2011, and (3) a decrease in fees from unconsolidated properties which were sold in 2011 and the first quarter of 2012. In addition, total revenues decreased by $0.8 million due to a decrease in settlements of condominium sales compared to the prior period.
Expenses
Total expenses decreased by approximately $0.6 million, or 2.3%, during the three months ended September 30, 2012 in comparison to the same period in 2011. An increase of $0.7 million in depreciation and amortization expense was offset by decreases of $0.7 million in investment advisory expenses, $0.2 million in cost of condominium sales, $0.1 million in reimbursable property personnel costs, $0.2 million in real estate tax expense and $0.1 million in interest expense.

Equity in net income (loss) of unconsolidated real estate entities
Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for three months ended September 30, 2012 and 2011 (in thousands):

	Three months ended
	September 30,
	2012	2011
Revenue	$68,342	$66,780
Expenses:
Operating and other expenses	36,814	34,089
Interest expense	25,678	24,402
Depreciation and amortization	21,435	26,494
Total expenses	83,927	84,985
Income (loss) from continuing operations	(15,585)	(18,205)
Gain (loss) on sale of real estate	(60,076)	—
Income (loss) from discontinued operations	1,800	9,398
Net income (loss)	$(73,861)	$(8,807)
Thomas Properties’ share of net income (loss)	$(3,251)	$(946)
Intercompany eliminations	1,454	593
Equity in net income (loss) of unconsolidated real estate entities	$(1,797)	$(353)
Aggregate revenues for the unconsolidated real estate entities for the three months ended September 30, 2012 increased approximately $1.5 million, or 2.2%, to $68.3 million compared to $66.8 million for the three months ended September 30, 2011. The increase is primarily due to higher tenant reimbursement revenue within TPG/CalSTRS resulting from increased occupancy at City West Place and San Felipe Plaza and an increase in the real estate tax expense at these two properties. Operating and other expenses for unconsolidated real estate entities increased by $2.7 million, or 7.9%, to $36.8 million for the three months ended September 30, 2012 compared to $34.1 million for three months ended September 30, 2011. The increase was due primarily to increases in property tax expense for City West Place, San Felipe Plaza and City National Plaza resulting from higher assessed values in 2012, as well as increases in operating expenses at City National Plaza, primarily for contract cleaning, earthquake insurance and parking operations. Interest expense increased by approximately $1.3 million, or 5.3%, to $25.7 million for the three months ended September 30, 2012 as compared to $24.4 million for the three months ended September 30, 2011. The increase was due primarily to higher interest rates and greater outstanding loan balances on the Austin Portfolio Bank Term Loan and the Austin Senior Secured Priority Facility, both of which were paid off at par in September 2012. Income associated with discontinued operations decreased by approximately $7.6 million, or 80.9%, primarily as a result of a gain earned in the three months ended September 30, 2011 associated with the extinguishment of debt on Centerpointe.
Benefit (provision) for income taxes
For the three months ended September 30, 2012, there was a benefit for income taxes of $0.4 million, a decrease from a benefit of $1.2 million for the same period in 2011. This change is primarily due to a difference in the amount of accrued interest that was reversed on certain unrecognized tax benefits due to the expiration of statute of limitation periods.
Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011.
Revenues
Total revenues decreased by approximately $9.1 million, or 12.4%, to $64.3 million for the nine months ended September 30, 2012 from $73.4 million for the same period for 2011. The decrease in total revenues was primarily due to $1.4 million decrease in tenant reimbursement revenue during the nine months ended September 30, 2012, due to a decrease in anticipated operating expenses during the period, a $1.8 million decrease in condominium sales due to the settlement of nine units during the nine months ended September 30, 2012 compared to twelve units during the comparable period in 2011, and a decrease of $6.8 million in investment advisory, management, leasing and development services. This decrease was primarily due to (1) an incentive fee of $4.4 million paid to us in 2011 by CalSTRS related to the disposition of a separate account asset (there was no corresponding fee in 2012), (2) our development management role in the NBC Universal entitlement project reached completion during 2012 resulting in lower fee revenue compared to 2011, and (3) a decrease in fees from unconsolidated properties which were sold in 2011 and the first quarter of 2012. These decreases were offset by a $1.1 million increase in rental revenue at Commerce Square due to new leases.
Expenses
Total expenses remained consistent during the nine months ended September 30, 2012 in comparison to the same period in 2011. Increases of $1.6 million in depreciation and amortization expense and $1.2 million in general and administrative expenses were primarily offset by decreases of $1.3 million in investment advisory expenses, $0.7 million in cost of condominium sales, and $0.9 million in lower interest expense.
Equity in net income (loss) of unconsolidated real estate entities
Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended
	September 30,
	2012	2011
Revenue	$200,135	$194,026
Expenses:
Operating and other expenses	108,026	97,736
Interest expense	77,420	72,402
Depreciation and amortization	64,986	70,391
Total expenses	250,432	240,529
Income (loss) from continuing operations	(50,297)	(46,503)
Gain (loss) on sale of real estate	(60,076)	—
Income (loss) from discontinued operations	(5,050)	2,082
Net income (loss)	$(115,423)	$(44,421)
Thomas Properties’ share of net income (loss)	(5,853)	(3,844)
Intercompany eliminations	3,240	1,906
Equity in net income (loss) of unconsolidated real estate entities	$(2,613)	$(1,938)
Aggregate revenues for the unconsolidated real estate entities for the nine months ended September 30, 2012 increased approximately $6.1 million, or 3.1%, to $200.1 million compared to $194.0 million for the nine months ended September 30, 2011. The increase is primarily due to higher tenant reimbursement revenue from all properties due to the increase in real estate tax expense, as well as higher revenues within TPG/CalSTRS resulting from increased occupancy and rental rates at City West Place and City National Plaza. Operating and other expenses for unconsolidated real estate entities increased by $10.3 million, or 10.5%, to $108.0 million for the nine months ended September 30, 2012 compared to $97.7 million for nine months ended September 30, 2011. The increase was due primarily to increases in the property tax expense for all properties resulting from higher assessed values in 2012, as well as increases at City West Place, primarily for cafeteria expenses and windstorm insurance, and City National Plaza, primarily for contract cleaning, earthquake insurance, and parking operations. Interest expense increased by approximately $5.0 million, or 6.9%, to $77.4 million for the nine months ended September 30, 2012 as compared to $72.4 million for the nine months ended September 30, 2011. The increase was due primarily to higher interest rates and greater outstanding loan balances on the Austin Portfolio Bank Term Loan and the Austin Senior Secured Priority Facility, both of which were paid off at par in September 2012. Loss associated with discontinued operations increased by approximately $7.2 million, or 342.9%, to a loss of $5.1 million for the nine months ended September 30, 2012 compared to a gain of $2.1 million for the nine months ended September 30, 2011, primarily due to a gain on the extinguishment of debt at Centerpointe during the nine months ended September 30, 2011.
Benefit (provision) for income taxes
For the nine months ended September 30, 2012, there was a benefit for income taxes of $0.4 million, a decrease from a benefit of $1.0 million for the same period in 2011. This change is primarily due to a difference in the amount of accrued interest that was reversed on certain unrecognized tax benefits due to the expiration of statute of limitation periods.

Liquidity and Capital Resources
Analysis of liquidity and capital resources
As of September 30, 2012, we have unrestricted cash and cash equivalents of $58.4 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through cash flows from operations and proceeds from condominium and property sales. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, proceeds from dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.
We have $3.9 million of scheduled principal payments in 2012 assuming the $2.5 million principal payment on the Campus El Segundo mortgage loan, which was to have been made on October 31, 2012, is deferred to April 30, 2013, as has been agreed to by lender and borrower.  While documentation of such modification is pending, the lender has agreed to extend the maturity date to November 30, 2012. We believe that we have sufficient capital to satisfy these obligations when due.
In November 2012, our board of directors declared a quarterly cash dividend to common stockholders of $0.02 per common share payable in November 2012. Additionally, we paid dividends of $0.015 per common share in the preceding three quarters of 2012. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our investments in properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.
As of September 30, 2012, we have unfunded capital commitments to TPG/CalSTRS of $10.9 million. We are obligated to fund tenant improvements and other capital improvements for properties that were acquired prior to June 1, 2007. We estimate we will fund approximately $6.5 million between 2012 and 2014 to satisfy our share of contractual obligations existing at September 30, 2012 for capital improvements, tenant improvements and leasing commissions.
During July 2012, Research Park Plaza I & II and Stonebridge Plaza II were sold by the Austin Joint Venture Predecessor, an unconsolidated real estate entity. Mortgage loans on these properties, were paid in full from the proceeds of the sales. Additionally, a subsidiary of TPG/CalSTRS made a payment of $19.3 million, of which our share was $1.5 million, in July 2012 on a note payable to a former partner in the City National Plaza partnership.
In September 2012, entities owned by TPG, CalSTRS and Madison, acquired all of the equity interests in an eight building, three million square foot portfolio of office properties in Austin, Texas, formerly owned by Austin Joint Venture Predecessor, a venture among Lehman Brothers Holdings, Inc (50%), an offshore sovereign wealth fund (25%) and TPG/CalSTRS, LLC (25%). The purchase price for the portfolio was $859.0 million. As part of the transaction, TPG/CalSTRS Austin, LLC assumed five existing first mortgage loans totaling $626.0 million. The transaction reduced the existing leverage on the portfolio by repaying approximately $200 million owed to Lehman Commercial Paper, Inc. and the three existing partners as a result of loans made by the partners. TPG contributed approximately $75.5 million of the required equity. Together with Madison, we have unfunded capital commitments of approximately $15.0 million. Of that amount, TPG's unfunded capital commitment is approximately $10.0 million or 66.67% as of September 30, 2012.

Development
We own interests in three development projects, Campus El Segundo, Four Points Centre and 2100 JFK Boulevard. TPG/CalSTRS owns one development site, CityWestPlace, which is comprised of 24 acres. If we decide to develop any of these land holdings, we anticipate seeking to mitigate our development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. The amount and timing of costs associated with our development projects is inherently uncertain due to market and economic conditions. We presently intend to fund development expenditures, if any, primarily through construction and permanent financing.
Leasing, Tenant Improvement and Capital Needs
In addition to our development projects, our One Commerce Square and Two Commerce Square properties require capital expenditures as well as leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $9.4 million in capital improvements, tenant improvements and leasing commissions for Commerce Square during 2012 through 2013. Additionally, we have spent and will continue to spend additional amounts in connection with a value-enhancement program at Commerce Square. During November 2010, subsidiaries of TPG and Brandywine entered into two partnership arrangements with respect to our One Commerce Square and Two Commerce Square properties. Brandywine has committed to contribute $25.0 million of preferred equity by December 31, 2012 in return for a 25% limited partnership interest in each property. The preferred equity contributions to date have been invested in the value-enhancement program designed to increase rental rates and occupancy at Commerce Square, and the remaining contributions of $8.9 million will be used to partially fund the $9.4 million of existing commitments described above. Brandywine has contributed $16.1 million through September 30, 2012.
Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.
Contractual Obligations
A summary of our contractual obligations at September 30, 2012 is as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Regularly scheduled principal payments	$3,868	$8,826	$1,884	$1,996	$—	$—	$16,574
Balloon payments due at maturity (1)(2)(3)(4)	14,500	115,062	17,620	—	121,209	—	268,391
Interest payments—fixed rate debt (5)	3,521	10,055	7,135	7,024	591	—	28,326
Interest payments—variable rate debt (5)	—	—	—	—	—	—	—
Capital commitments (6)	5,074	3,357	282	10	89	256	9,068
Operating lease (7)	82	335	122	—	—	—	539
Obligations associated with uncertain tax positions (8)	—	—	—	—	—	—	—
Total	$27,045	$137,635	$27,043	$9,030	$121,889	$256	$322,898
 _________________________

(1)	Included within these balloon payments is $106.4 million due under the Two Commerce Square mortgage loan, which matures on May 9, 2013. We intend to extend or refinance this mortgage loan at maturity.

(2)
Included within these balloon payments are amounts due under the Four Points Centre mortgage loan. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 67.79 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings.The loan is scheduled to mature on July 31, 2014, with a one-year extension option subject to certain conditions.The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5%, and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If these requirements are not met, we can pay down the principal balance in an amount sufficient to satisfy these requirements. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. Through September 30, 2012, the property has been generating net operating losses. Beginning in August, 2014, we are required to pay down the loan balance by $42,000 each month. The loan has an unfunded balance of $6.2 million which is available to fund any remaining project costs. The balance of the loan as of September 30, 2012 was $24.5 million.

(3)
The Murano mortgage loan has a balance of $11.9 million as of September 30, 2012. The loan is scheduled to mature on December 15, 2013. On each of December 31, 2012 and June 30, 2013, the loan is subject to a maximum balance of $8.6 million and $4.3 million, respectively. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud,  physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

(4)
The Campus El Segundo mortgage loan has a balance of $14.5 million as of September 30, 2012 and an October 31, 2012 maturity date with two remaining twelve month extensions. The lender and borrower have agreed to terms to extend and modify the loan, and are currently in process of documenting such modification. The modification is expected to include a deferral of a $2.5 million principal pay down, which was to have been made on October 31, 2012, to April 30, 2013. While this documentation is pending, the lender has agreed to extend the maturity date to November 30, 2012. We have guaranteed this loan.

(5)	As of September 30, 2012, 82.1% of our debt was at contractually fixed rates ranging from 5.67% to 6.30%. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 17.9% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.50% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of September 30, 2012, one-month LIBOR was 0.21%.

(6)
Capital commitments of our Company and consolidated subsidiaries include approximately $9.4 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $2.1 million is expected to be paid in 2012. Our partner, Brandywine, through preferred equity contributions, will partially fund these capital commitments with their remaining $8.9 million contributions. The amounts expected to be funded by Brandywine are not reflected on the Contractual Obligations table. Additionally, our Company and consolidated subsidiaries have capital commitments of approximately $1.7 million of tenant improvements and leasing commissions for certain tenants in Four Points Centre of which the entire amount is expected to be funded by additional borrowings available under the loan and paid in 2012. We have an unfunded capital commitment of $10.9 million to TPG/CalSTRS, of which we estimate we will fund $3.3 million in 2012 for contractual obligations existing as of September 30, 2012. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(7)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.

(8)
The obligations associated with uncertain tax positions in the table above should represent amounts associated with uncertain tax positions related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of September 30, 2012, $11.8 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, as of September 30, 2012, we have reversed accrued interest with respect to such unrecognized tax benefits due to the expiration of a statute limitations period. We have not recorded any penalties with respect to unrecognized tax benefits.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities
As of September 30, 2012, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 7.94% to 50%. We account for these investments using the equity method of accounting.
The table below summarizes the outstanding debt for these properties as of September 30, 2012 (in thousands). None of these loans are recourse to us other than as noted in footnote 1 below. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations.

	Interest Rate at September 30, 2012	Principal Amount	Maturity Date	Maturity Date at End of Extension Options
City National Plaza
Mortgage loan	5.90%	$350,000	7/1/2020	7/1/2020
Note payable to former partner	5.75%	500	1/4/2016	1/4/2016
CityWestPlace
Mortgage loan - Buildings I & II	6.16%	119,478	7/6/2016	7/6/2016
Mortgage loan - Buildings III & IV	5.03%	95,000	3/5/2020	3/5/2020
San Felipe Plaza	4.78%	110,000	12/1/2018	12/1/2018
2121 Market Street (1)	6.05%	17,526	8/1/2033	8/1/2033
Reflections I	5.23%	20,635	4/1/2015	4/1/2015
Reflections II	5.22%	8,596	4/1/2015	4/1/2015
Fair Oaks Plaza	5.52%	44,300	2/9/2017	2/9/2017
TPG/CalSTRS Austin, LLC:
San Jacinto Center
Mortgage loan-Note A	6.05%	43,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.05%	58,000	6/11/2017	6/11/2017
Frost Bank Tower
Mortgage loan-Note A	6.06%	61,300	6/11/2017	6/11/2017
Mortgage loan-Note B	6.06%	88,700	6/11/2017	6/11/2017
One Congress Plaza
Mortgage loan-Note A	6.08%	57,000	6/11/2017	6/11/2017
Mortgage loan-Note B	6.08%	71,000	6/11/2017	6/11/2017
One American Center
Mortgage loan-Note A	6.03%	50,900	6/11/2017	6/11/2017
Mortgage loan-Note B	6.03%	69,100	6/11/2017	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017	6/11/2017
Total outstanding debt of all unconsolidated properties		$1,392,035

The 30 day LIBOR rate for the loans above was 0.21% at September 30, 2012.
_________________________

(1)
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

Cash Flows
Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011
Cash and cash equivalents were $58.4 million and $50.2 million as of September 30, 2012 and 2011, respectively. The comparison between the two periods is summarized below:

	Nine months ended September 30,
	2012	2011	Increase (Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$(1,696)	$2,488	$(4,184)
Net cash provided by (used in) investing activities	(102,532)	7,592	(110,124)
Net cash provided by (used in) financing activities	83,303	(2,259)	85,562
Net increase (decrease) in cash and cash equivalents	(20,925)	7,821	(28,746)
Cash and cash equivalents at beginning of year	79,320	42,363	36,957
Cash and cash equivalents at end of period	$58,395	$50,184	$8,211
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2012, which represented a decrease of $4.2 million from the net cash provided by operations of $2.5 million for the nine months ended September 30, 2011. This increased use of cash was primarily due to an increased net loss from operations of $9.7 million, offset by the change in accounts payable and other liabilities of $5.6 million.

Our net cash generated by or used in investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $110.1 million to $102.5 million for the nine months ended September 30, 2012 compared to $7.6 million provided by investing activities for the nine months ended September 30, 2011. The increased use was due to the investment in TPG/CalSTRS Austin, LLC of $110.6 million in the third quarter by TPG Austin Partner, LLC, a limited liability company owned by TPG and Madison, in connection with the September 2012 acquisition of the eight Austin portfolio properties.

Our net cash provided by or used in financing activities is generally impacted by our borrowings, and capital activities, net of dividends and distributions paid to common stockholders and non-controlling interests. Net cash provided by financing activities increased by $85.6 million to $83.3 million for the nine months ended September 30, 2012 compared to $2.3 million used in financing activities for the nine months ended September 30, 2011. This increase was primarily due to net proceeds of $49.3 million generated from our private placement of common stock in the second quarter of 2012, and contributions by non-controlling interest partners of $35.1 million by Madison and $9.6 million by Brandywine.

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
A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2012, our Company had $50.9 million of consolidated floating rate debt outstanding, which is not subject to an interest rate cap.

The unconsolidated real estate entities have total debt of $1.4 billion, all consisting of fixed rate debt.
Our fixed and variable rate consolidated long-term debt at September 30, 2012 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2012	$559	$17,809	$18,368
2013	108,392	15,496	123,888
2014	1,884	17,620	19,504
2015	1,996	—	1,996
2016	121,209	—	121,209
Thereafter	—	—	—
Total	$234,040	$50,925	$284,965
Weighted average interest rate	5.95%	3.88%	5.58%
We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At September 30, 2012, our variable rate long-term debt represents 17.9% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 19.3% of the weighted average variable rate at September 30, 2012, the net impact would be increased interest costs of $0.4 million per year.
As of September 30, 2012, the estimated fair value of our mortgage loans aggregates $284.6 million, compared to the aggregate carrying value of $285.0 million.

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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the nine months ended September 30, 2012, approximately 19.7% of our revenue has been derived from fees earned from these relationships.
We cannot assure you that our joint venture and separate account management relationships with CalSTRS will continue, and, if they do not, we may not be able to replace these relationships with other strategic alliances that would provide comparable revenues. Our interest in TPG/CalSTRS is subject to a buy-sell provision, which permits CalSTRS to purchase our interest in TPG/CalSTRS at any time. Under the buy-sell provision either our Operating Partnership or CalSTRS can initiate a buy-out of the other's interest at any time by delivering a notice to the other specifying a purchase price for all the joint venture's assets; the other partner then has the option to sell its joint venture interest or purchase the interest of the initiating venture partner. The purchase price is based on what each partner would receive on liquidation if the joint venture's assets were sold for the specified price and the joint venture's liabilities were paid and the remaining assets distributed to the partners. In addition, TPG Austin Partner, LLC, the entity through which we own our interest in TPG/CalSTRS Austin, LLC, is subject to a forced sale and right of first offer provision, starting on the earlier of the third anniversary of the date of the agreement, September 18, 2015, or the date on which a management committee deadlock occurs after the first anniversary of the date of this agreement, September 18, 2013, which permits either partner in TPG/CalSTRS Austin, LLC to initiate a sale of one or more of the properties and gives the other partner the right of first offer to purchase.
In addition, upon the occurrence of certain events of default by the Operating Partnership under the TPG/CalSTRS agreement or related management, development and leasing agreements, upon bankruptcy of our Operating Partnership, or upon the death or disability of either James A. Thomas, our Chairman, President and CEO, or John R. Sischo, our Co-Chief Operating Officer, or the failure of either of them to devote the necessary time to perform their duties (unless replaced by an individual approved by CalSTRS) (each, a “Buyout Default”), CalSTRS may elect to purchase our membership interest based on a three percent discount to the appraised fair market value at the time of the Buyout Default.
Upon the occurrence of certain events of default by TPG Austin Partner, LLC, under the TPG/CalSTRS Austin, LLC agreement or by the Operating Partnership under related management, development and leasing agreements, upon bankruptcy of our Operating Partnership, or the Company's senior executive team's failure to devote the time required to perform the duties of the manager under the TPG/CalSTRS Austin, LLC agreement (each, a “TPG/CalSTRS Austin, LLC Buyout Default”), CalSTRS may elect to purchase our membership interest based on a three percent discount to the appraised fair market value at the time of the TPG/CalSTRS Austin, LLC Buyout Default.
The TPG/CalSTRS agreement also prohibits any transfer of securities of the Company or limited partnership units in our Operating Partnership that would result in Mr. Thomas, his immediate family and any entities controlled thereby beneficially owning less than 30% of our securities entitled to vote for the election of directors; provided, that in connection with the issuance of additional Company shares in one or more public offerings, Mr. Thomas, his immediate family and controlled entities may reduce their collective beneficial ownership interest to no less than 10% of the total common shares and Operating Partnership units and no less than 15.0 million shares and Operating Partnership units on a collective basis. There is no comparable requirement in the TPG/CalSTRS Austin, LLC agreement. On May 29, 2012, the Company entered into a Common Stock Purchase Agreement, a Stockholders Agreement and a Registration Rights Agreement with affiliates of Madison International Realty (“Madison Agreements”). We issued 8,695,653 shares of our common stock to the Madison affiliates in a non-public transaction. Pursuant to the Madison Agreements, during a lock-up period that generally expires with respect to all of such shares in June 2015, Mr. Thomas controls the voting of the shares issued to Madison's affiliates and, therefore, presently has beneficial ownership of more than 40% of our securities entitled to vote for the election of directors. If Mr. Thomas does not acquire beneficial ownership of additional shares of our common stock prior to expiration or earlier termination of such lock-up period or the TPG/CalSTRS agreement is not otherwise amended prior thereto, the termination of the voting control by Mr. Thomas of the shares of common stock issued pursuant to the Madison Agreements may result in a Buyout Default under the TPG/CalSTRS agreement at the final expiration of such lock-up period.
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
As of September 30, 2012, we held interests in six of our properties through TPG/CalSTRS, and eight of our properties through TPG Austin Partner, LLC, in turn as a member of TPG/CalSTRS Austin LLC. TPG/CalSTRS requires a unanimous vote of its management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for TPG/CalSTRS that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of TPG/CalSTRS and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to TPG/CalSTRS, our agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of TPG/CalSTRS, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization, except that the holding period for Reflections I and Reflections II will be separately determined by the management committee. With respect to these two properties, we are required to perform a hold/sell analysis at least annually, and make a recommendation to the management committee regarding the appropriate holding period. We have a right of first offer to purchase a TPG/CalSTRS property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
TPG/CalSTRS Austin, LLC requires a unanimous vote of its management committee on certain major decisions, including approval of the holding period, annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and two members appointed by the Operating Partnership. All other decisions are made based upon a majority decision of the management committee. Through its position as managing member of TPG Austin Partner, LLC, the Operating Partnership has the responsibility and authority to carry out day to day management of TPG/CalSTRS Austin, LLC and to implement the annual plans approved by the management committee. In addition, our interest is subject to a forced sale and right of first offer provision, starting on the earlier of the third anniversary of the date of the agreement, September 18, 2015, or the date on which a management committee deadlock occurs after the first anniversary of the date of the agreement, September 18, 2013, or on an event of default or if three or more of the Company's senior executives, at the same time, are unable to perform duties for two or more months due to death, disability or departure (unless a replacement is reasonably approved by CalSTRS) which permits either partner to initiate a sale of one or more of the properties, and gives the other partner the right of first offer to purchase. This may require us to sell one or more of the Austin assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.

TPG Austin Partner, LLC has two members, Madison and the Operating Partnership. The agreement permits Madison to require the sale of its direct interest in the limited liability company, subject to a right of first offer in favor of the Operating Partnership. In addition, Madison has a put right, on the earliest of (i) January 1, 2007, (ii) a TPG Change of Control (as defined in the LLC agreement), (iii) the removal of TPG Austin Partner, LLC as manager of TPG/CalSTRS Austin, LLC, or (iv) the exercise by CalSTRS of any of its rights pursuant to the TPG/CalSTRS Austin, LLC agreement, to require the Operating Partnership to purchase all of Madison's ownership interest for a purchase price equal to the put price, which is based on fair market value.
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
As of September 30, 2012, the 20 largest tenants for properties in which we held an ownership interest collectively leased 37.1% of the rentable square feet of space at properties in which we hold an ownership interest, representing 41.5% of the total annualized rent generated by these properties.
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
As of September 30, 2012, leases representing 2.8% and 5.6% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties will expire in 2012 and 2013, respectively. Further, an additional 14.4% of the square feet of these properties was available for lease as of September 30, 2012. Current economic conditions have resulted in depressed leasing activity recently in certain markets as a result of tenant unwillingness to make long term leasing commitments, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $285.0 million of consolidated debt and $1.4 billion of unconsolidated debt, of which our share was $344.8 million as of September 30, 2012;

•	our ability to generate consistent cash flow from operating activities, which resulted in a net use of cash of $1.7 million for the nine months ended September 30, 2012;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We and our Operating Partnership agreed at the time of our initial public offering in 2004 to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two properties represented 16.3% of annualized rent for properties in which we held an ownership interest as of September 30, 2012. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.

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
In addition to the common stock owned by Mr. Thomas as of September 30, 2012, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 21% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 2.8% equity interest in the Operating Partnership.

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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, and 42.0% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates as well as 8,695,653 shares owned by Madison and subject to a lock-up period which generally expires with respect to all of such Madison shares in June 2015) as of September 30, 2012. The limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. Pursuant to the Madison Agreements, subject to certain exceptions, during the period from the sixth anniversary of the issuance of shares to Madison's affiliates until the ninth anniversary of such date, Mr. Thomas has agreed to vote (and to cause his affiliated entities to vote) all of his controlled group's shares of common stock and limited voting stock in a manner that is in direct proportion to the manner in which other holders of the common stock vote on a proposed company sale transaction. This vote neutralization provision will not apply, however, if Madison's affiliates no longer beneficially own at least 10% of the our total voting securities or if the volume-weighted average price of our common stock is at least $12.50 per share during the six month period prior to the sixth anniversary of the issuance of the shares to Madison's affiliates (or at least $10.00 per share if our common stock has met certain trading volume tests).
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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a) Exhibits

10.74	Tenth Amendment to Second Amended and Restated Operating Agreement of TPG/CALSTRS, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

The following Thomas Properties Group, Inc. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

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
Dated: November 9, 2012

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer