Form 10-K
period 2012-12-31
THOMAS PROPERTIES GROUP INC
filed 2013-03-11
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K
_________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $222,392,928 based on the closing price on the NASDAQ Global Market for such shares on June 30, 2012.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2013
Common Stock, $.01 par value per share	46,303,321
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

THOMAS PROPERTIES GROUP, INC.
FORM 10-K

PART I

ITEM 1.	BUSINESS

General

The terms “Thomas Properties Group,” “TPG”, "TPGI", “we”, “us”, “our Company” and "the Company" refer to Thomas Properties Group, Inc., together with our operating partnership, Thomas Properties Group, L.P. (the “Operating Partnership”). We are a full-service real estate company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our Company’s primary areas of focus are the acquisition and ownership of premier properties, both on a consolidated basis and through strategic joint ventures, property development and redevelopment, and property management activities. Property operations comprise our primary source of cash flow and provide revenue through rental operations, property management, asset management, leasing and other fee income. Our acquisitions program targets properties purchased both for our own account and that of third parties, targeted at core, core plus, and value-add properties. We engage in property development and redevelopment as market conditions warrant both for our own account and that of third parties. As part of our investment management activities, we earn fees for advising institutional investors on property portfolios.

Our properties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas and Austin, Texas. As of December 31, 2012, we own interests in and asset manage 17 operating properties with 10.3 million rentable square feet and provide leasing, asset and/or property management services on behalf of third parties for an additional five operating properties with 2.6 million rentable square feet. We also have direct and indirect ownership interests in developable land with various allowable uses, including office development, totaling approximately 3.4 million square feet.

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

Property Acquisitions: We seek to expand our asset base by acquiring wholly-owned or controlled assets with a focus on maximizing the portfolio's recurring cash flow and net operating income, or NOI, growth. This component of our strategic plan is part of our long-term strategy to potentially convert the Company into a Real Estate Investment Trust, or REIT, in the future.

Property Dispositions: We are focused on disposing developable land, non-core operating assets and non income-producing investments. We intend to use the proceeds to pay down debt where practicable and reinvest in properties generating cash flow.

Partnerships and Joint Ventures: We leverage our property acquisition and development expertise through partnerships and joint ventures. These entities provide us with additional capital for investment, shared risk exposure, and earned fees for asset management, property management, leasing and other services. We are the managing member and hold an ownership interest in

TPG/CalSTRS, LLC (“TPG/CalSTRS”), a joint venture with the California State Teachers’ Retirement System (“CalSTRS”), which as of December 31, 2012, owned six office properties.

TPG and Madison International Realty ("Madison") are members of TPG Austin Partner, LLC, with ownership interests of 66.7% and 33.3%, respectively. TPG Austin Partner, LLC is the managing member of TPG/CalSTRS Austin, LLC, a joint venture with CalSTRS, in which each member has a 50% ownership interest. TPG/CalSTRS Austin, LLC owns eight office properties in Austin, Texas, formerly owned by TPG-Austin Portfolio Syndication Partners JV LP ("Austin Joint Venture Predecessor"), a venture among Lehman Brothers Holdings, Inc (50%), an offshore sovereign wealth fund (25%) and TPG/CalSTRS (25%).

Brandywine Operating Partnership, L.P. ("Brandywine") has a 25% preferred equity interest in One Commerce Square and Two Commerce Square. TPG owns 75% and is the general partner.

Development and Redevelopment: We develop and redevelop projects in diversified geographic markets using pre-leasing, guaranteed maximum cost construction contracts and other measures to reduce development risk. We have land available for development in El Segundo, California; and Houston and Austin, Texas.

Our Fee Services: We provide leasing, asset and/or property management services on behalf of third parties for an additional five operating properties with 2.6 million rentable square feet. From time to time, we also provide development and pre-development services on behalf of third parties.

Recent Developments

Partnerships and Joint Ventures: In January 2012, we completed the sale of Brookhollow Central I, II and III in Houston, Texas, a TPG/CalSTRS joint venture property. TPG/CalSTRS received net proceeds from this transaction of $30.6 million, after closing costs and repayment of mortgage debt, of which TPG's share was $7.7 million. In July 2012, we completed the sale of both Research Park Plaza and Stonebridge Plaza II, both Austin Joint Venture properties in the suburbs of Austin, Texas, resulting in the repayment of $89.0 million of mortgage debt and generating approximately $17.7 million of net proceeds to the Austin Joint Venture.

In September 2012, TPG/CalSTRS Austin, LLC acquired all of the equity interests in an eight building, three million square foot portfolio of office properties in Austin, Texas, formerly owned by Austin Joint Venture Predecessor. The purchase price for the portfolio was $859.1 million. As part of the transaction, TPG/CalSTRS Austin, LLC assumed five existing first mortgage loans totaling $626.0 million. The transaction reduced the existing leverage on the portfolio by repaying approximately$135.6 million owed to Lehman Commercial Paper, Inc. and the three existing partners as a result of loans made by the partners.

In November 2012, TPG/CalSTRS sold a 14.18 acre parcel of land located adjacent to CityWestPlace in Houston, Texas, for $30.9 million. Proceeds from this transaction totaled $29.0 million, after closing costs, of which TPG's share was $7.3 million.

In December 2012, TPG redeemed a 49% partnership interest in 2121 Market Street and sold the adjacent 2100 JFK Boulevard parking lot for total consideration of $12.4 million. Net proceeds to TPG from this transaction totaled $12.1 million. TPG retained a 1.0% limited partnership interest in 2121 Market Street. TPG recorded a deferred gain of $9.6 million related to this transaction. Additionally, TPG issued a guarantee up to a maximum amount of $14.0 million on a mortgage loan secured by a first trust deed on 2121 Market Street, expiring in December 2022.

Consolidated Properties: In January 2012, we completed the sale of a 4,800 square foot retail building at Four Points Centre in Austin, Texas. TPG received net proceeds from this transaction of $1.1 million, after closing costs.

In January and March 2013, TPG completed the sale of certain land parcels totaling 17.5 acres and 27.9 acres, respectively, at Four Points Centre in Austin, Texas, for $4.9 million and $6.4 million, respectively. TPG received net proceeds from these two transactions of $1.1 million (after a $3.7 million paydown of the Four Points Centre mortgage debt) and $2.7 million (after a $3.1 million pay down of the loan), respectively.

On March 8, 2013, we entered into a loan agreement with a lender for a new mortgage on Two Commerce Square in the amount of $112.0 million. The loan, which has a fixed interest rate of 3.96% for a ten year term, funded on March 8, 2013. The loan replaced the existing mortgage on the property that had an outstanding balance of $106.6 million as of December 31, 2012, and a maturity date of May 9, 2013, and was open to prepayment without penalty on and after March 8, 2013.

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

Insurance

We carry comprehensive liability, fire, flood, extended coverage, wind, earthquake, terrorism, pollution legal liability, business interruption and rental loss insurance under policies covering all of the properties which we own an interest in or manage for third parties, including our development properties (although we carry only liability insurance for the California Environmental Protection Agency (“CalEPA”) headquarters building under our blanket policy because the tenant has the right to provide all other forms of coverage it deems necessary, and it has elected to do so, and we do not insure 816 Congress and Austin Centre under our blanket policy because the third party owner has elected to carry it under its policy). We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. In our opinion, the properties in our portfolio are adequately insured. Our terrorism insurance on our property and liability policies is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons. However, our environmental policy does not exclude these perils. We carry earthquake insurance on our properties located in seismically active areas, which includes our Southern California properties, wind insurance on our properties located in “tier 1” wind zones, which includes our Houston, Texas properties, and terrorism insurance on all of our properties, in amounts and with deductibles which we believe are commercially reasonable.

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

Employees

As of December 31, 2012, we had 141 employees. None of our employees are subject to a collective bargaining agreement or represented by a union, and we believe that relations with our employees are good. Our executive management team is based in our Los Angeles and Philadelphia offices.

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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the years ended December 31, 2012, 2011 and 2010, approximately 18.5%, 24.3% and 19.5%, respectively, of our revenue has been derived from fees earned from these relationships.
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
The TPG/CalSTRS agreement also prohibits any transfer of securities of the Company or limited partnership units in our Operating Partnership that would result in Mr. Thomas, his immediate family and any entities controlled thereby beneficially owning less than 30.0% of our securities entitled to vote for the election of directors; provided, that in connection with the issuance of additional Company shares in one or more public offerings, Mr. Thomas, his immediate family and controlled entities may reduce their collective beneficial ownership interest to no less than 10% of the total common shares and Operating Partnership units and no less than 15.0 million shares and Operating Partnership units on a collective basis. There is no comparable requirement in the TPG/CalSTRS Austin, LLC agreement. In May 2012, the Company entered into a Common Stock Purchase Agreement, a Stockholders Agreement and a Registration Rights Agreement with affiliates of Madison International Realty (“Madison Agreements”). We issued 8.7 million shares of our common stock to the Madison affiliates in a non-public transaction. Pursuant to the Madison Agreements, during a lock-up period that generally expires with respect to all of such shares in June 2015, Mr. Thomas controls the voting of the shares issued to Madison's affiliates and, therefore, presently has beneficial ownership of more than 40% of our securities entitled to vote for the election of directors. If Mr. Thomas does not acquire beneficial ownership of additional shares of our common stock prior to expiration or earlier termination of such lock-up period or the TPG/CalSTRS agreement is not otherwise amended prior thereto, the termination of the voting control by Mr. Thomas of the shares of common stock issued pursuant to the Madison Agreements may result in a Buyout Default under the TPG/CalSTRS agreement at the final expiration of such lock-up period.
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
As of December 31, 2012, we held interests in six of our properties through TPG/CalSTRS, and eight of our properties through TPG Austin Partner, LLC, in turn as a member of TPG/CalSTRS Austin, LLC. TPG/CalSTRS requires a unanimous vote of its management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for TPG/CalSTRS that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of TPG/CalSTRS and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to TPG/CalSTRS, our agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of TPG/CalSTRS, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization. The TPG/CalSTRS' subsidiaries owning Reflections I and Reflections II did not make the respective debt service payments due in February 2013. The special servicer has issued notices of default, but has not taken further formal action, therefore, the likelihood of these two properties reaching stabilization and their ultimate resolution is uncertain. We have a right of first offer to purchase a TPG/CalSTRS property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
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
TPG Austin Partner, LLC has two members, Madison and the Operating Partnership. The agreement permits Madison to require the sale of its direct interest in the limited liability company, subject to a right of first offer in favor of the Operating Partnership. In addition, Madison has a put right, on the earliest of (i) January 1, 2017, (ii) a TPG Change of Control (as defined in the LLC agreement), (iii) the removal of TPG Austin Partner, LLC as manager of TPG/CalSTRS Austin, LLC, or (iv) the exercise by CalSTRS of any of its rights pursuant to the TPG/CalSTRS Austin, LLC agreement, to require the Operating Partnership to purchase all of Madison's ownership interest for a purchase price equal to the put price, which is based on fair market value.
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
As of December 31, 2012, the 20 largest tenants for properties in which we held an ownership interest collectively leased 38.0% of the rentable square feet of space, representing 44.9% of the total annualized rent generated by these properties.
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

•
because we have agreed to use commercially reasonable efforts to maintain certain debt levels to provide the ability for Mr. Thomas and entities controlled by him to guarantee debt of $210.0 million, we may not be able to refinance our debt when it would otherwise be advantageous to do so or to reduce our indebtedness when our board of directors determines it is prudent.

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
Our planned growth strategy includes the acquisition of additional properties as opportunities arise with a focus in the southwest and western regions of the United States. We regularly evaluate approximately seven major markets in the United

States for strategic opportunities to acquire office, mixed-use and other properties. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following significant risks:

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
As of December 31, 2012, leases representing 5.1% and 11.1% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties will expire in 2013 and 2014, respectively. Further, an additional 13.9% of the square feet of these properties was available for lease as of December 31, 2012. Current economic conditions have resulted in depressed leasing activity recently in certain markets as a result of tenant unwillingness to make long term leasing commitments, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $281.4 million of consolidated debt and $1.4 billion of unconsolidated debt, of which our share was $335.8 million as of December 31, 2012;

•	our ability to generate consistent cash flow from operating activities, which used cash of $5.3 million for the year ended December 31, 2012;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We and our Operating Partnership agreed at the time of our initial public offering in 2004 to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two assets represented 95.9% of annualized rent for our consolidated properties as of December 31, 2012. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.
We agreed at the time of the initial public offering to use commercially reasonable efforts to make an aggregate of approximately $210.0 million of debt available to be guaranteed by entities controlled by Mr. Thomas. We agreed to make this debt available for guarantee in order to assist Mr. Thomas in preserving his tax position after his contribution at the time of our initial public offering.
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
We either own or manage two properties in Southern California, an area especially prone to earthquakes. We carry earthquake insurance on our properties located in these seismically active areas, wind insurance on our properties located in “tier 1” wind zones, which includes our Houston, Texas properties, and terrorism insurance on all of our properties. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants, and biological and chemical weapons as more specifically excluded under the actual terrorism policies. Some of our policies, like those covering losses due to earthquakes and terrorism, are subject to limitations involving deductibles and policy limits which may not be sufficient to cover potential losses.
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
In addition to the common stock owned by Mr. Thomas as of December 31, 2012, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 21% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 2.8% equity interest in the Operating Partnership.
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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, and 42.1% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates as well as 8,695,653 shares owned by Madison and subject to a lock-up period and voting agreement in favor of Mr. Thomas which generally expires with respect to all of such Madison shares in June 2015) as of December 31, 2012. The limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. Pursuant to the Madison Agreements, subject to certain exceptions, during the period from the sixth anniversary of the issuance of shares to Madison's affiliates until the ninth anniversary of such date, Mr. Thomas has agreed to vote (and to cause his affiliated entities to vote) all of his controlled group's shares of common stock and limited voting stock in a manner that is in direct proportion to the manner in which other holders of the common stock vote on a proposed company sale transaction. This vote neutralization provision will not apply, however, if Madison's affiliates no longer beneficially own at least 10.0% of the our total voting securities or if the volume-weighted average price of our common stock is at least $12.5 per share during the six month period prior to the sixth anniversary of the issuance of the shares to Madison's affiliates (or at least $10.0 per share if our common stock has met certain trading volume tests).
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

[space intentionally left blank]

ITEM 2.	PROPERTIES
Our Ownership Interest Properties
Our properties are located in the West Coast, Southwest, and Mid-Atlantic regions of the United States, consisting primarily of office space and also including mixed-use, multi-family and retail properties. The limited partnership interests held by subsidiaries of Brandywine in One Commerce Square and Two Commerce Square are reflected as noncontrolling interests. We have an ownership interest of 25% in TPG/CalSTRS (except for City National Plaza as to which our ownership is 7.9% interest). TPG/CalSTRS holds a 100% ownership interest in six properties in Los Angeles, Northern Virginia and Houston, Texas. We have an ownership interest of 66.7% in TPG Austin Partner, LLC. TPG Austin Partner, LLC owns a 50% interest in TPG/CalSTRS Austin, LLC which owns eight properties in Austin, Texas. The eight properties were acquired from the Austin Joint Venture Predecessor.
An overview of these operating properties as of December 31, 2012 is presented below:

Consolidated Properties:	Location	Percentage Interest	Rentable Square Feet (1)	Percent Leased (2)	Annualized Net Rent (3)	Annualized Net Rent Per Leased Square Foot (4)
One Commerce Square	Philadelphia, PA	75.0%	942,866	94.1%	$13,564,000	$15.23
Two Commerce Square	Philadelphia, PA	75.0	953,276	81.4	11,028,000	14.26
Four Points Centre	Austin, TX	100.0	193,862	89.6	1,061,000	6.11
Total/Weighted Average:			2,090,004	87.9%	$25,653,000	$13.96

Unconsolidated Properties:	Location	Percentage Interest	Rentable Square Feet (1)	Percent Leased (2)	Annualized Net Rent (3)	Annualized Net Rent Per Leased Square Foot (4)
City National Plaza	Los Angeles, CA	7.9%	2,496,084	87.5%	$37,472,000	$17.27
San Felipe Plaza	Houston, TX	25.0	980,472	87.3	12,862,000	15.27
CityWestPlace	Houston, TX	25.0	1,473,020	99.0	20,731,000	14.22
Fair Oaks Plaza	Fairfax, VA	25.0	179,688	84.9	3,081,000	20.20
San Jacinto Center	Austin, TX	33.3	410,248	81.7	6,519,000	19.60
Frost Bank Tower	Austin, TX	33.3	535,078	94.8	12,640,000	24.92
One Congress Plaza	Austin, TX	33.3	518,385	86.9	8,249,000	18.31
One American Center	Austin, TX	33.3	503,951	75.3	5,656,000	14.90
300 West 6th Street	Austin, TX	33.3	454,225	83.5	9,065,000	23.91
Park Centre (5)	Austin, TX	33.3	203,193	80.0	1,903,000	11.71
Great Hills Plaza (5)	Austin, TX	33.3	139,252	95.7	1,459,000	10.94
Westech 360 I-IV (5)	Austin, TX	33.3	175,529	58.2	1,444,000	14.14
Total/Weighted Average:			8,069,125	88.0%	$121,081,000	$17.13

Properties Subject to Special Servicer Oversight (6):	Location	Percentage Interest	Rentable Square Feet (1)
Reflections I	Reston, VA	25.0%	123,546
Reflections II	Reston, VA	25.0	64,253
Total:			187,799
________________________

(1)	For purposes of the tables above, both on-site and off-site parking is excluded. Total portfolio square footage includes office properties and mixed-use space (including retail).

(2)	Percent leased represents the sum of the square footage of the existing leases as a percentage of rentable area described in (1) above.

(3)
Annualized net rent represents the annualized monthly contractual rent under existing leases as of December 31, 2012 (represents 100% of the existing leases even for properties for which our percentage interest is less than 100%). For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses), the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Annualized net rent excludes parking and other revenues, future rent increases, the effect of recognizing rental income on the straight-line method of accounting in accordance with GAAP, lease inducement amortization, and above/below market rent amortization.

(4)	Annualized net rent per leased square foot represents annualized net rent as computed above, divided by the total square footage under lease as of the same date.

(5)	We have entered into a purchase and sale agreement for the sale of this property. The buyer is performing due diligence, and has the right to cancel the contract.

(6)
The borrower on the mortgage loans secured by these properties did not make the debt service payment due in February 2013. The special servicer has issued notices of default, but has not taken any further action in response. On a net basis TPG's equity investment balance in these properties is not material.

Significant Tenants
As of December 31, 2012, our portfolio of consolidated properties consists of office space at One Commerce Square, Two Commerce Square and Four Points Centre, and is leased to 88 tenants, many of which are nationally recognized firms in the financial services, accounting and legal sectors. The following table sets forth information regarding significant tenants in our office portfolio, which is any tenant representing greater than 5% of the portfolio, based on total annualized rent for our portfolio as of December 31, 2012:

Tenant	Number of Locations	Annualized Net Rent (1)	% of Annualized Net Rent	Leased Square Feet	% of Leased Square Feet of Portfolio	Weighted Average Remaining Lease Term in Months
PricewaterhouseCoopers LLP	1	$3,851,901	15.01%	214,260	11.66%	28
Macquarie US	2	2,791,938	10.88	223,355	12.16	91
NF Clearing, Inc.	1	2,318,706	9.04	118,908	6.47	8
Stradley Ronon Stevens & Young, LLP	1	2,040,771	7.96	114,973	6.26	60
Reliance Standard Life Insurance Company	1	1,992,491	7.77	124,531	6.78	36
Pew Charitable Trust	1	1,575,803	6.14	82,937	4.51	4
Total/Weighted Average		$14,571,610	56.80%	878,964	47.84%	44
__________________
(1) Annualized net rent represents the annualized monthly contractual rent under existing leases as of December 31, 2012 (represents 100% of the existing leases even for properties for which our percentage interest is less than 100%). For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses), the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Annualized net rent excludes parking and other revenues, future rent increases, the effect of recognizing rental income on the straight-line method of accounting in accordance with GAAP, lease inducement amortization, and above/below market rent amortization.

Lease Expirations
The following table presents a summary of lease expirations for our consolidated properties (excluding our unconsolidated properties) for leases in place at December 31, 2012, plus available space, for each of the ten calendar years beginning January 1, 2013. This table assumes that none of our tenants exercise renewal options or early termination rights, if any, at or prior to their scheduled expirations.

Years	Total Number of Tenants	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Net Rent (1)	Percentage of Total Annualized Net Rent	Current Net Rent per Square Foot (2)	Net Rent per Square Foot at Expiration (3)
Available	—	252,564	12.1%	$—	—%	$—	$—
2013	15	172,531	8.3	3,027,520	11.8	17.55	17.80
2014	10	88,757	4.2	1,342,842	5.2	15.13	15.98
2015	7	393,886	18.8	6,887,061	26.8	17.48	26.89
2016	9	67,100	3.2	1,119,917	4.4	16.69	18.37
2017	9	231,204	11.1	3,707,557	14.5	16.04	19.01
2018	11	188,784	9.0	1,424,311	5.6	7.54	17.97
2019	5	59,402	2.8	853,897	3.3	14.37	15.43
2020	6	345,461	16.5	4,364,260	17.0	12.63	21.32
2021	3	78,887	3.8	1,210,013	4.7	15.34	19.40
2022	4	132,890	6.4	1,715,944	6.7	12.91	25.07
Thereafter	9	78,538	3.8	—	—	—	20.15
Total	88	2,090,004	100.0%	$25,653,322	100.0%
The following table presents a summary of lease expirations for our unconsolidated properties (excluding our consolidated properties) for leases in place at December 31, 2012, plus available space, for each of the ten calendar years beginning January 1, 2013. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations.

Years	Total Number of Tenants	Total Area in Square Feet Covered by Expiring Leases	Percentage of Aggregate Square Feet	Annualized Net Rent (1)	Percentage of Total Annualized Net Rent	Current Net Rent per Square Foot (2)	Net Rent per Square Foot at Expiration (3)
Available	—	1,187,352	14.4%	$—	—%	$—	$—
2013	72	353,671	4.3	6,404,441	5.2	18.11	19.23
2014	48	1,056,587	12.8	18,470,395	15.3	17.48	22.90
2015	60	616,719	7.5	10,682,279	8.8	17.32	19.82
2016	50	638,613	7.7	12,438,657	10.3	19.48	22.31
2017	41	916,346	11.1	16,070,549	13.3	17.54	27.27
2018	22	423,361	5.1	8,542,086	7.1	20.18	25.84
2019	16	355,727	4.3	7,533,432	6.2	21.18	30.38
2020	7	611,391	7.4	12,377,553	10.2	20.24	24.86
2021	13	931,565	11.3	14,197,675	11.7	15.24	22.35
2022	8	234,724	2.8	4,475,344	3.7	19.07	27.90
Thereafter	29	930,868	11.3	9,885,779	8.2	10.62	28.47
Total	366	8,256,924	100.0%	$121,078,190	100.0%
____________

(1)
Annualized net rent represents the annualized monthly contractual rent under existing leases as of December 31, 2012 (represents 100% of the existing leases even for properties for which our percentage interest is less than 100%). For any tenant under a partial gross lease (which requires the tenant to reimburse the landlord for its pro-rata share of operating expenses in excess of a stated expense stop) or under a full gross lease (which does not require the tenant to reimburse the landlord for any operating expenses), the unreimbursed portion of current year operating expenses (which may be estimates as of such date) are subtracted from gross rent. Annualized net rent excludes parking and other revenues, future rent increases, the effect of recognizing rental income on the straight-line method of accounting in accordance with GAAP, lease inducement amortization, and above/below market rent amortization.

(2)	Current net rent per square foot represents the annualized rent as computed above divided by total square footage under the lease as of the same date.

(3)	Rent per square foot at expiration represents the annualized rent that will be in place at lease expiration.
Historical Tenant Improvements and Leasing Commissions (1)
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants in our portfolio of consolidated properties for 2012, 2011, and 2010. The information presented assumes all tenant improvements and leasing commissions are paid in the calendar year in which the lease was executed, which may be different from the year in which the lease commences or in which they are actually paid.

	For the Year Ended December 31,
	2012	2011	2010
Renewals
Number of leases	4	8	10
Square feet	47,448	51,703	145,369
Tenant improvement costs per square foot	$6.61	$10.35	$10.63
Leasing commission costs per square foot	$5.60	$7.97	$10.50
Total tenant improvements and leasing commissions:
Cost per square foot	$12.21	$18.32	$21.13
Costs per square foot per year	$1.72	$2.69	$2.75
New Leases (2)
Number of leases	18	12	4
Square feet	249,572	153,137	25,307
Tenant improvement costs per square foot	$36.69	$28.20	$18.03
Leasing commission costs per square foot	$10.34	$8.52	$8.93
Total tenant improvements and leasing commissions:
Cost per square foot	$47.03	$36.72	$26.96
Costs per square foot per year	$6.86	$4.79	$4.09
Total
Number of leases	22	20	14
Square feet	297,020	204,840	170,676
Tenant improvement costs per square foot	$31.88	$23.69	$11.72
Leasing commission costs per square foot	$9.58	$8.38	$10.27
Total tenant improvements and leasing commissions:
Cost per square foot	$41.47	$32.07	$21.99
Costs per square foot per year	$6.01	$4.31	$2.92
_________________

(1)	Based on leases executed during the period. Excludes short-term leases one year or less.

(2)	Includes retained tenants that have relocated or expanded into new space.

Development Properties
An overview of our development properties as of December 31, 2012 is presented below.

Pre-Development:	Location	TPGI Percentage Interest	Number of Acres		Potential Property Types	Entitlements		TPGI Share as of December 31, 2012
						Square Feet	Status	Costs Incurred to Date (1)	Average Cost Per Square Foot		Loan Balance
Campus El Segundo (2)	El Segundo, CA	100.0%	23.9		Office/ Retail/ R&D/ Hotel	1,700,000	Entitled	$45,119	$26.54		$14,500
Four Points Centre	Austin, TX	100.0	65.3	(3)	Office/ Retail/ R&D/ Hotel	1,165,000	Entitled	12,825	11.01		—
CityWestPlace land	Houston, TX	25.0	9.9		Office/ Retail/ Residential	500,000	Entitled	1,520	12.16	(4)	—
						3,365,000		$59,464	$19.03		$14,500

Condominium Units Held for Sale				As of December 31, 2012
	Location	TPGI Percentage Interest (5)	Description	Number of Units Sold To Date	Total Square Feet Sold To Date	Average Sales Price Per Square Foot Sold To Date	Number of Units Remaining To Be Sold (6)	Total Square Feet Remaining To Be Sold	List Price Per Square Foot to Be Sold (7)	Book Carrying Value	Loan Balance
Murano	Philadelphia, PA	73%	43-story for-sale condominium project containing 302 units. Certificates of occupancy received for 100% of units	251	281,316	$522	51	70,009	$498 to $1,254	$37,891	$6,941
______________________

(1)	Inclusive of any capitalized interest and net of any impairment charges.

(2)
The 23.9 acres at Campus El Segundo are under contract to be sold including a marketing center building and athletic facility naming rights. The buyer is performing due diligence, and has the right to cancel the contract. The amount reflected above under "costs incurred to date" excludes costs associated with the marketing center and naming rights.

(3)
In January and March 2013, TPG completed the sale of certain land parcels totaling 17.5 acres and 27.9 acres, respectively, at Four Points Centre in Austin, Texas, for $4.9 million and $6.4 million, respectively. TPG received net proceeds from these transactions of $1.1 million (after a $3.7 million pay down of the Four Points Centre mortgage loan) and $2.7 million (after a $3.1 million pay down of the loan), respectively. As a result of these sales, there are 19.9 developable acres remaining. As of December 31, 2012, the 17.5 acres that were sold in January 2013 are reflected in Assets associated with land held for sale on the consolidated balance sheets.

(4)	Average cost per square foot on CityWestPlace land is based on total costs incurred to date of $6.1 million, including TPGI's share of $1.5 million.

(5)
We consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner has a stated ownership interest of 27%. After full repayment of the Murano mortgage loan, which has a balance of $6.9 million at December 31, 2012, net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company anticipates that we will receive distributions, if any, in excess of our stated 73% ownership interest according to these distribution preferences.

(6)
Of the 51 units remaining to sell as of December 31, 2012, 47 units are on high-rise floors with superior views. Subsequent to December 31, 2012, we entered into contracts for sale for five additional units. Some of these contracts are subject to a buyer rescission period.

(7)	The average list price per square foot is $677.

Parking
Our portfolio in which we presently have an ownership interest includes approximately 16,465 vehicle spaces which are revenue generating within on-site and off-site parking facilities. The following table presents an overview of these garage properties as of December 31, 2012.

On-Site/Off-Site Parking	Square Footage	Vehicle Capacity	Vehicles Under Monthly Contract (1)	Percentage of Vehicle Capacity Under Monthly Contract
On-Site Parking (2)	5,774,458	13,980	12,407	88.7%
Off-Site Parking (3)	1,056,000	2,485	2,477	99.7
Total	6,830,458	16,465	14,884	90.4%
_____________________

(1)	Includes vehicle spaces provided to tenants under lease agreements.

(2)
Includes garage space at One Commerce Square and Two Commerce Square in which we have a 75.0% ownership interest; San Felipe Plaza, CityWestPlace, and Fair Oaks Plaza, in which we have an indirect 25.0% ownership interest; City National Plaza in which we have an ownership interest of 7.9%; and San Jacinto Center, Frost Bank Tower, One Congress Plaza, One American Center, and 300 West 6thStreet, in which we have an indirect 33.3% ownership interest.

(3)	Includes off-site garage space for City National Plaza in which we have an indirect 7.9% ownership interest.
Our Managed Properties
In addition to our portfolio of operating and development properties in which we hold an ownership interest, we provide asset and/or property management services for five properties on a fee basis for third parties. We provide asset and property management and leasing services to two properties, 800 South Hope Street and 1835 Market Street, through our separate account relationship with CalSTRS. We developed and continue to provide property management services for the CalEPA headquarters building, and we provide property management and leasing services for 816 Congress and Austin Centre on behalf of an affiliate of Lehman. The table below presents an overview of those properties which we manage for third parties as of December 31, 2012.

Managed Properties	Location	Rentable Square Feet (1)	Percent Leased
800 South Hope Street	Los Angeles, CA	242,176	98.5%
CalEPA Headquarters	Sacramento, CA	950,939	100.0
1835 Market Street	Philadelphia, PA	686,503	84.4
816 Congress	Austin, TX	433,024	75.6
Austin Centre	Austin, TX	326,335	75.7
Total/Weighted Average		2,638,977	88.8%
_________________________

(1)	For purposes of the table above, both on-site and off-site parking are excluded. Total rentable square feet includes office properties and retail space.

ITEM 3.	LEGAL PROCEEDINGS
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
In June 2012, the Company commenced litigation contesting a consultant's claim of approximately $5.1 million for incentive compensation pursuant to a consulting agreement. At the same time, the consultant commenced an action against the Company for breach of contract due to the Company's failure to pay the consultant's invoice. The Company intends to vigorously defend against the consultant's claim. Management believes that any liability that may potentially result upon resolution of this matter will not have a material adverse effect on our business or financial condition but may have a material adverse effect on our results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

[space intentionally left blank]

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our current executive officers.

Name	Age	Position
James A. Thomas	76	Chairman of the Board, President and Chief Executive Officer
Thomas S. Ricci	55	Executive Vice President
Paul S. Rutter	59	Co-Chief Operating Officer and General Counsel
Randall L. Scott	57	Executive Vice President and Director
John R. Sischo	56	Co-Chief Operating Officer and Director
Diana M. Laing	58	Chief Financial Officer and Secretary
Robert D. Morgan	47	Senior Vice President, Accounting and Administration
Todd L. Merkle	43	Chief Investment Officer
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
Randall L. Scott serves us as an Executive Vice President and Director. Mr. Scott has been a member of our Board of Directors since April 2004. Mr. Scott directed asset management operations nationally and East Coast development activity for our predecessor group of entities from its inception in 1996 until the commencement of our operations in October 2004. Prior to the formation of our predecessor group of entities, Mr. Scott was with Maguire Thomas Partners from July 1986 to August 1996. As a senior executive at Maguire Thomas Partners, Mr. Scott worked on several large-scale development projects, including One Commerce Square in Philadelphia and The Gas Company Tower in Los Angeles. Mr. Scott was also on the pre-development team for the CalEPA project in Sacramento and served in a general business development capacity. Mr. Scott is currently involved in various civic and professional organizations and serves on the board of directors of the Center City District, a Philadelphia non-profit special services organization and the board of trustees of Magee Rehabilitation Hospital, a Philadelphia-based specialty hospital providing medical rehabilitation services to people with physical disabilities. Mr. Scott holds a bachelor's degree in business administration from Butler University in Indianapolis.
John R. Sischo serves us as Co-Chief Operating Officer of Thomas Properties Group, Inc. Mr. Sischo has been a member of our Board of Directors since April 2004. Mr. Sischo leads the company's acquisition, investment and finance efforts in addition to managing investor relationships which includes major pension funds and financial institutions. As a founding partner of the company, he has lead the firm's effort in the acquisition of approximately $3.8 billion of operating properties and built the company's investment management platform, through the financing of new and existing operating and development properties and fund investment programs, which has resulted in the creation of investment vehicles totaling approximately $1.0 billion of equity capital. Mr. Sischo joined Thomas Properties Group in 1998 as Chief Financial Officer after eight years leading Bankers Trust's real estate practice in Los Angeles. He has executed over $10 billion in real estate transactions both public and private during his 27 year career. He started his real estate banking career with Merrill Lynch Capital Markets and then moved to Security Pacific Corporation. Mr. Sischo received a bachelor's degree in political science from the University of California at Los Angeles.
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
Todd L. Merkle serves us as our Chief Investment Officer. Prior to joining the Company as a Vice President in 2004, Mr. Merkle spent ten years in the investment banking business at the firms of Merrill Lynch, Lehman Brothers and Houlihan Lokey Howard & Zukin, having been based in both New York, NY and Los Angeles, CA. In this capacity, Mr. Merkle was involved in a variety of investment banking transactions on behalf of both public and private real estate clients, including buy-side and sell-side mergers and acquisitions, special committee representations, fairness opinions, asset and portfolio sales, and public and private equity and debt financings. Mr. Merkle also spent two years as a corporate finance associate at the Irvine Company in Newport Beach, CA. Mr. Merkle received a BS in Applied Economics and Management from Cornell University.
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
Our common stock trades on the NASDAQ Global Market under the symbol “TPGI”. As of March 7, 2013, there were thirteen stockholders of record. This figure does not reflect the beneficial ownership of shares held in the name of CEDE & Co. The following table sets forth, for the period indicated, the intra-day high and low per share sales prices in dollars on the NASDAQ Global Market for our common stock.

	High	Low
4th quarter 2012	$5.94	$5.13
3rd quarter 2012	6.15	4.40
2nd quarter 2012	5.44	4.04
1st quarter 2012	4.79	3.15
4th quarter 2011	3.38	1.88
3rd quarter 2011	3.50	2.01
2nd quarter 2011	3.71	2.91
1st quarter 2011	4.31	2.76
The closing price of our common stock as of March 7, 2013 was $5.28.
In 2012 we paid quarterly dividends of $0.015 per common share for the first three quarters of the year and $0.02 per common share in the last quarter of the year. The actual amount and timing of distributions is at the discretion of our board of directors and depends upon our financial condition, and no assurance can be given as to the amounts or timing of future distributions. Factors that could influence our ability to declare and pay dividends are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
There were no issuer purchases of equity securities during the quarter ended December 31, 2012.
Equity compensation plan information is discussed in Item 12 of this report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2007 through December 31, 2012, for the common stock of our Company, NASDAQ Composite Index and the Dow Jones US Real Estate Investments & Services TSM. The stock performance graph assumes an investment of $100.00 in each of our common stock and the two indices, and the reinvestment of any dividends. The historical information reflected in the graph is not necessarily indicative of future performance. The data shown is based on the closing share prices or index values, as applicable, at the end of the last day of each year shown.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Thomas Properties Group, Inc.	$100.00	$25.04	$29.30	$41.77	$33.13	$54.55
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
Dow Jones US Real Estate Investment & Services TSM	$100.00	$39.78	$65.92	$84.66	$67.43	$86.26

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial and operating data on a historical basis for our Company.
The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Thomas Properties Group, Inc.
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues:
Rental	$30,969	$29,693	$29,230	$29,753	$30,523
Tenant reimbursements	20,941	22,437	20,187	21,163	25,874
Parking and other	3,012	2,959	3,330	2,988	3,869
Investment advisory, management, leasing, and development services	4,583	8,520	7,703	9,345	7,194
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	15,688	17,862	16,470	15,023	18,263
Reimbursable property personnel costs	5,183	5,810	5,797	5,584	6,079
Condominium sales	10,240	7,700	14,984	30,226	79,758
Total revenues	90,616	94,981	97,701	114,082	171,560
Expenses:
Property operating and maintenance	24,324	24,589	25,049	25,339	25,608
Real estate and other taxes	7,536	7,469	6,914	7,225	6,482
Investment advisory, management, leasing, and development services	12,461	12,754	12,221	11,910	14,800
Reimbursable property personnel costs	5,183	5,810	5,797	5,584	6,079
Cost of condominium sales	8,129	5,091	10,955	26,492	62,436
Interest	16,847	17,938	19,239	26,868	22,763
Depreciation and amortization	15,701	13,622	14,128	12,642	11,766
General and administrative	17,749	15,434	14,224	17,082	16,695
Impairment loss	12,745	8,095	4,500	13,000	11,023
Total expenses	120,675	110,802	113,027	146,142	177,652
Interest income	74	35	72	338	2,795
Equity in net income (loss) of unconsolidated real estate entities	(3,672)	19,951	(1,184)	(16,236)	(12,828)
Gain (loss) on sale of real estate	—	1,258	—	1,214	3,618
Gain (loss) from early extinguishment of debt	—	—	—	11,921	255
Income (loss) before income taxes and noncontrolling interests	(33,657)	5,423	(16,438)	(34,823)	(12,252)
Benefit (provision) for income taxes	385	1,429	357	(683)	1,885
Net income (loss)	(33,272)	6,852	(16,081)	(35,506)	(10,367)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	7,681	(1,500)	4,843	11,535	4,683
Partners in the consolidated real estate entities	195	508	(234)	2,408	198
	7,876	(992)	4,609	13,943	4,881
TPGI's share of net income (loss)	$(25,396)	$5,860	$(11,472)	$(21,563)	$(5,486)
Income (loss) per share-basic and diluted	$(0.61)	$0.16	$(0.34)	$(0.86)	$(0.24)
Dividends declared per share	$0.065	$0.015	$—	$0.0375	$0.24
Weighted average common shares - basic	41,631,796	36,619,558	33,684,101	25,173,163	23,693,577
Weighted average common shares - diluted	41,631,796	36,865,286	33,684,101	25,173,163	23,693,577

Cash flows from:
Operating activities	$(5,346)	$3,805	$(543)	$(6,935)	$2,216
Investing activities	(81,171)	40,487	6,584	22,474	(35,543)
Financing activities	83,886	(7,335)	387	(48,627)	(24,297)

	Thomas Properties Group, Inc.
	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data (at year end):
Investments in real estate, net	$366,322	$385,486	$406,840	$431,560	$470,776
Assets associated with real estate held for sale	4,837	6,294	9,267	9,210	7,889
Total assets	610,992	545,523	542,550	561,295	662,329
Mortgages loans	281,375	289,523	299,261	316,961	386,670
Obligations associated with land held for sale	—	27	1,286	1,288	1,275
Total liabilities	332,155	327,550	334,759	358,950	441,602
Equity	278,837	217,973	207,791	202,345	220,727
Total liabilities and equity	610,992	545,523	542,550	561,295	662,329

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview and Background
We are a full-service real estate operating company that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier properties, property development and redevelopment, and investment and property management activities. We conduct our business through our Operating Partnership, of which we own 78.7% as of December 31, 2012 and have control over the major decisions of the Operating Partnership.
The properties we own interests in or manage on behalf of third parties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. As of December 31, 2012, we own interests in and asset manage 17 operating properties with 10.3 million rentable square feet and provide leasing, asset and/or property management services on behalf of third parties for an additional five operating properties with 2.6 million rentable square feet. We also have direct and indirect ownership interests in developable land with various allowable uses, including office development, totaling approximately 3.4 million square feet. Additionally, we developed Murano, a 302- unit high-rise residential condominium project in downtown Philadelphia, in which we have closed sales on 251 units as of December 31, 2012.
Dispositions
Three primary objectives of our strategic plan are selling non-core assets that have achieved their maximum value, reducing the size of our development portfolio as a percentage of our total portfolio value and continuing to reduce leverage on our portfolio. During the year ended December 31, 2012 and subsequent to year-end, we have continued to make progress toward the achievement of these objectives through targeted dispositions.

TPG/CalSTRS Properties:
In January 2012, we closed on the sale of Brookhollow Central I, II, and III, a TPG/CalSTRS joint venture office property in Houston, Texas, which sale resulted in net proceeds of $7.7 million to TPG. In November 2012, we closed on the sale of a 14.18 acre land parcel at CityWestPlace, a TPG/CalSTRS joint venture property in Houston Texas, resulting in gains of $14.2 million and net proceeds of $7.3 million to TPG.
Austin Joint Venture Predecessor Properties:
In July 2012, we completed the sale of both Research Park Plaza and Stonebridge Plaza II, Austin Joint Venture Predecessor assets. These transactions resulted in the repayment of $89.0 million of mortgage debt and generated approximately $17.7 million of net proceeds to the Austin Joint Venture Predecessor, after costs, including a disposition fee of $0.6 million to the Company. The net proceeds were distributed to the Company and the other partners/lenders in partial satisfaction of amounts loaned under the Austin Priority Credit Facility.
Partnership Redemption:
In December 2012, TPG redeemed a 49% interest in 2121 Market Street and sold the adjacent 2100 JFK Boulevard parking lot for total consideration of $12.4 million. Net proceeds to TPG from this transaction totaled $12.1 million. TPG retained a 1.0% limited partnership interest in 2121 Market Street and recorded a deferred gain of $9.6 million related to this transaction. Additionally, TPG issued a guarantee up to a maximum amount of $14.0 million on a mortgage loan secured by a first trust deed on 2121 Market Street, expiring in December 2022.
Consolidated Properties:
In January 2012, we closed on the sale of a 4,800 square foot retail building at Four Points Centre in Austin, Texas, which resulted in net proceeds to us of $1.1 million. Additionally, in January and March 2013, TPG completed the sale of certain land parcels totaling 17.5 acres and 27.9 acres, respectively, at Four Points Centre in Austin, Texas, for $4.9 million and $6.4 million, respectively. TPG received net proceeds from these two transactions of $1.1 million (after a $3.7 million paydown of the Four Points Centre mortgage debt) and $2.7 million (after a $3.1 million pay down of the loan), respectively.
As a result of the consolidated and unconsolidated property dispositions mentioned in the previous paragraphs and summarized in the table below (in thousands), TPG's share of net proceeds was approximately $34.9 million and TPG's share of mortgage debt was reduced by approximately $30.5 million. Our plan is to redeploy net sales proceeds by acquiring institutional quality assets in high barrier to entry markets to generate recurring cash flow and net operating income growth.

[space intentionally left blank]

Summary of Property Dispositions

Property	Date Disposed	Total Net Proceeds	TPG's Share of Net Proceeds	Total Gain (Loss or Impairment) Recorded in 2012		TPG's Share (Impairment) Recorded in 2012	TPG's Share Gain (Loss) Recorded in 2012
Consolidated:
Four Points Centre retail building	January 2012	$1,123	$1,123	$—		$—	$—
Four Points Centre land parcels (1)	January and March 2013	3,784	3,784	(741)		(741)	—
Subtotal - consolidated		4,907	4,907	(741)		(741)	—

Unconsolidated:
Brookhollow Central I, II, and III (4)	January 2012	30,608	7,652	—		—	—
Research Park I & II Plaza	July 2012	14,828	927	78		—	—
Stonebridge Plaza II	July 2012	2,916	182	(5,022)		—	—
Austin Joint Venture Predecessor	September 2012	30,921	1,933	(60,010)		—	(1,886)
CityWestPlace land parcel	November 2012	29,000	7,250	14,210		—	3,552
2121 Market St and the adjacent 2100 JFK Boulevard parking lot (2)	December 2012	12,069	12,069	—	(3)	—	—
Subtotal - unconsolidated		120,342	30,013	(50,744)		—	1,666
Total		$125,249	$34,920	$(51,485)		$(741)	$1,666
_______________
(1) These land parcels were sold subsequent to year-end. The proceeds reflected in the table are net of pay down on a mortgage loan.
(2) TPG redeemed a 49% interest in the 2121 Market Street partnership and sold the adjacent 2100 JFK Boulevard parking lot, a previously consolidated asset, to our unaffiliated partner.
(3) We recorded a deferred gain of $9.6 million, which is reflected in the Deferred Revenue caption on our consolidated balance sheets.
(4) The TPG/CalSTRS subsidiary, which owned Brookhollow Central I, II and III, recorded an impairment charge of $7.8 million in the quarter ended December 31, 2011. That impairment charge is not reflected in this table.

Acquisitions
On September 18, 2012, an entity owned by TPG and CalSTRS, acquired all of the equity interests in an eight building, three million square foot portfolio of office properties in Austin, Texas, formerly owned by Austin Joint Venture Predecessor. The purchase price for the portfolio was $859.1 million. As part of the transaction, TPG/CalSTRS Austin, LLC assumed five existing first mortgage loans totaling $626.0 million. The transaction reduced the existing leverage on the portfolio by repaying approximately $135.6 million owed to Lehman Commercial Paper, Inc. and the three existing partners as a result of loans made by the partners. TPG retains all operating responsibilities for the properties and the existing Austin leasing and management team remains in place.
Refinancing
On March 8, 2013, we entered into a loan agreement with a lender for a new mortgage on Two Commerce Square in the amount of $112.0 million. The loan, which has a fixed interest rate of 3.96% for a ten year term, funded on March 8, 2013. The loan replaced the existing mortgage on the property that had an outstanding balance of $106.6 million as of December 31, 2012, and a maturity date of May 9, 2013, and was open to prepayment without penalty on and after March 8, 2013.
Critical Accounting Policies and Estimates
Accounting estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the relevant reporting periods. Certain accounting policies are considered to be critical accounting estimates, as these policies require us to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. We believe the following accounting policies reflect the more significant estimates used in the preparation of our financial statements. For a summary of significant accounting policies, see Note 2 to our consolidated financial statements, included elsewhere in this report.
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
Refer to the impairment loss discussion in the sections titled "Comparison of the year ended December 31, 2012 to the year ended December 31, 2011" and “Comparison of the year ended December 31, 2011 to the year ended December 31, 2010” found elsewhere herein for further information on the impairment losses recorded in those years.

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
We have one high-rise condominium project for which we used the percentage of completion accounting method to recognize costs and sales during the construction period, up through and including June 30, 2009. Commencing with the third quarter of 2009, we applied the deposit method of accounting to recognize sales revenue and costs. Under the provisions of FASB ASC 360-20, “Property, Plant and Equipment” subsection “Real Estate and Sales”, revenue and costs for projects are recognized when all parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions precedent to closing have been performed. This results in profit from the sale of condominium units recognized at the point of settlement as compared to the point of sale. Revenue is recognized on the contract price of individual units. Total estimated costs, net of impairment charges, are allocated to individual units which have closed on a relative value basis. Total estimated revenue and construction costs are reviewed periodically, and any change is applied to current and future periods.
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
Development. We continually evaluate the size, timing and scope of our development initiatives to determine if we are able to lease committed development properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The inability to achieve these outcomes could adversely affect our financial condition, results of operations and cash flows. We currently have sole ownership interest in two development projects, Campus El Segundo and Four Points Centre as of December 31, 2012, in which we have incurred, on a consolidated basis, approximately $57.9 million of costs related to land acquisition, predevelopment and infrastructure that are reflected in "Land Improvements - Development Properties" on our consolidated balance sheet. We are targeting one or more parcels at each of these two projects for potential sale. To the extent that we do not proceed with projects as planned or do not achieve sufficient proceeds from any contemplated disposition, development costs would need to be evaluated for impairment.
Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce
Square, Murano, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting (the date of acquisition is listed for each) :

• City National Plaza (as of January 2003)
• Reflections I (as of October 2004)
• Reflections II (as of October 2004)
• San Felipe Plaza (as of August 2005)
• CityWestPlace (as of June 2006)
• Fair Oaks Plaza (as of January 2007)

TPG Austin Partner, LLC, a limited liability company formed in September 2012 by TPG and Madison, owns a 50% interest in TPG/CalSTRS Austin, LLC which owns the following properties that were acquired from the Austin Joint Venture Predecessor, a venture among Lehman Brothers Holdings Inc. (50%), an offshore sovereign wealth fund (25%) and TPG/CalSTRS, LLC (25%). TPG Austin Partner, LLC accounts for the following properties using the equity method of accounting:

• San Jacinto Center (acquired September 2012)
• Frost Bank Tower (acquired September 2012)
• One Congress Plaza (acquired September 2012)
• One American Center (acquired September 2012)
• 300 West 6th Street (acquired September 2012)
• Park Centre (acquired September 2012)
• Great Hills Plaza (acquired September 2012)
• Westech 360 I-IV (acquired September 2012)

The following properties were disposed by TPG/CalSTRS or Austin Joint Venture Predecessor during 2012 or 2011, and were accounted for using the equity method of accounting for the periods presented:

• Four Falls Corporate Center (as of March 2005, disposed of October 2011)

• Oak Hill Plaza (as of March 2005, disposed of October 2011)
• Walnut Hill Plaza (as of March 2005, disposed of October 2011)
• 2500 CityWest (as of August 2005, disposed of November 2011)
• 2500 CityWest land (as of December 2005, disposed of November 2011)
• Centerpointe I & II (as of January 2007, disposed of December 2011)
• Brookhollow Central I, II and III (as of August 2005, disposed of January 2012)
• Stonebridge Plaza II (as of June 2007, disposed of July, 2012)
• Research Park Plaza I & II (as of June 2007, disposed of July, 2012)
• CityWestPlace land - certain land parcels (as of June 2006, disposed of November 2012)

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Overview

The main drivers of our consolidated results of operations are (1) two high-rise office towers, commonly referred to as Commerce Square, located in Philadelphia, Pennsylvania, (2) Four Points Centre, two office buildings located in Austin, Texas (3) Murano, a high-rise condominium project, also located in Philadelphia, and (4) our investment advisory, management, leasing and development services business. The table below reflects the change in leasing status of our three consolidated office properties from 2012 to 2011.

			As of December 31,
			2012	2011
	Location	Rentable Square Feet	Percent Leased	Percent Leased
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	94.1%	95.9%
Two Commerce Square	Philadelphia, PA	953,276	81.4	77.7
Four Points Centre	Austin, TX	193,862	89.6	28.3
		2,090,004

We have sold 251 units at Murano as of December 31, 2012. Revenue from unit settlements increased from 14 units settled in the year ended December 31, 2011 as compared to 15 units in the year end December 31, 2012. The average revenue per unit sold in 2012 and 2011 was $0.7 million and $0.5 million, respectively. Fee revenue from our investment advisory, management, leasing and development services business decreased $6.1 million or 23.1% for the year ended December 31, 2012 compared to the same period for 2011. This decrease was primarily due to an incentive fee of $4.4 million paid to us in 2011 by CalSTRS related to the disposition of a separate account asset. There was no corresponding incentive fee in 2012. The decrease was also attributable to lower fee revenue from unconsolidated properties due to asset sales in 2011 and 2012.

Revenues

Total revenues decreased by approximately $4.4 million, or 4.6%, to $90.6 million for the year ended December 31, 2012 from $95.0 million for the same period for 2011. The decrease in total revenues was primarily due to a decrease of $6.1 million in investment advisory, management, leasing and development services. This decrease was primarily due to (1) an incentive fee of $4.4 million paid to us in 2011 by CalSTRS related to the disposition of a separate account asset (there was no corresponding fee in 2012), (2) one-time success fee of $0.7 million earned on the Wilshire Grand development project, which we managed on behalf of a third party in 2011, and (3) a decrease in fees earned in 2012 on managed properties that have been disposed.

Expenses

Total expenses increased $9.9 million, or 8.9%, to $120.7 million during the year ended December 31, 2012 in comparison to $110.8 million in the same period in 2011. The expense for impairment charges increased $4.6 million in 2012 compared to 2011. We recorded impairment charges on our Campus El Segundo and Four Points Centre projects of $12.0 million and $0.7 million, respectively. In 2011, we recorded an impairment charge related to our Metropolitan Transportation Authority (MTA) project of $8.0 million. Our cost of condominium sales increased $3.0 million as 15 units, including the first two penthouse units, were sold in 2012, compared to 14 units during the same period in 2011. Additionally, general and administrative expenses increased $2.3 million, primarily due to higher consultant expenses, and depreciation and amortization expenses increased $2.1 million, primarily due to new building and tenant improvement projects. These increases are offset by decreases of $1.1 million in interest expense due primarily to a decreasing loan balance and lower interest rate after the refinancing of our loan on the Murano project, as well as in reimbursable property personnel costs of $0.6 million and investment advisory expenses of $0.3 million.

Gain on sale of real estate

Gain on sale of real estate of $1.3 million in 2011 was due to the sale of a 2.2 acre land parcel at Campus El Segundo. There was no corresponding gain for the current year.

Equity in net income (loss) of unconsolidated real estate entities

Equity in net income (loss) of unconsolidated real estate entities decreased by $23.7 million, or 118.5%, to a loss of $3.7 million from income of $20.0 million in the prior year. This was primarily as a result of the gains and losses on sale or disposition of five TPG/CalSTRS joint venture properties. In 2012, the Company's share of the loss on the sale of the Austin Joint Venture Predecessor portfolio to another affiliate of the Company was $1.9 million, offset by our share of the gain on the sale of a fourteen acre land parcel adjacent to CityWestPlace in Houston of $3.6 million. Additionally, the Company's share of the impairment charge for Fair Oaks Plaza was $0.6 million. Finally, the Company's share of the Austin Joint Venture Predecessor portfolio's operating loss increased in the fourth quarter as a result of the transaction addressed above. In 2011, the Company's share of gain on sale of 2500 City West and the adjacent land parcels, and Centerpointe I & II was $12.4 million and $5.3 million, respectively. As a result of the foreclosure, by stipulation with the lender, of Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center in suburban Philadelphia in October 2011, our Company's share of gain was $7.2 million. These gains were offset by our share of impairment charges for Fair Oaks Plaza of $1.6 million, Reflections II of $1.6 million and Brookhollow Central I-III of $1.9 million.

Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Revenue	$264,698	$255,509
Expenses:
Property operating and maintenance	107,590	100,470
Real estate taxes	35,756	32,397
Interest expense	96,819	95,769
Depreciation and amortization	88,662	92,211
Impairment loss	2,400	12,600
Total expenses	331,227	333,447
Income (loss) from continuing operations	(66,529)	(77,938)
Gain (loss) on disposition of real estate	(45,866)	621
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate, gain on extinguishment on debt and impairment loss	237	663
Gain (loss) on disposition of real estate	142	98,752
Gain (loss) on early extinguishment of debt	—	6,661
Impairment loss	(5,020)	(12,759)
Income (loss) from discontinued operations	(4,641)	93,317
Net income (loss)	$(117,036)	$16,000
Thomas Properties’ share of net income (loss)	$(7,864)	$16,441
Intercompany eliminations	4,192	3,510
Equity in net income (loss) of unconsolidated real estate entities	$(3,672)	$19,951

Aggregate revenues for the unconsolidated real estate entities for the year ended December 31, 2012 increased approximately $9.2 million, or 3.6%, to $264.7 million compared to $255.5 million for the year ended December 31, 2011. The increase is primarily due to higher tenant reimbursement revenue from all properties due to the increase in real estate tax expense, as well as higher revenues within TPG/CalSTRS resulting from increased occupancy and rental rates throughout the portfolio.

Operating and other expenses, including real estate taxes, for unconsolidated real estate entities increased by $10.4 million, or 7.8%, to $143.3 million for the year ended December 31, 2012 compared to $132.9 million for the year ended December 31, 2011. The increase was due primarily to increases in the property tax expense for all properties resulting from higher assessed values in 2012, as well as increases at CityWestPlace, primarily for cafeteria expenses and windstorm insurance, and City National Plaza, primarily for contract cleaning, earthquake insurance, and parking operations. Interest expense increased by approximately $1.0 million, or 1.0%, to $96.8 million for the year ended December 31, 2012 as compared to $95.8 million for the year ended December 31, 2011. The increase was due primarily to higher interest rates and greater outstanding loan balances on the Austin Portfolio Bank Term Loan and the Austin Senior Secured Priority Facility, both of which were paid off at par in September 2012.

Income (loss) associated with discontinued operations decreased by approximately $97.9 million, or 104.9%, to a loss of $4.6 million for the year ended December 31, 2012 compared to a gain of $93.3 million for the year ended December 31, 2011, primarily due to the gain on disposition of real estate (2500 City West, Centerpointe I & II, Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center) and the gain on the extinguishment of debt at Centerpointe during the year ended December 31, 2011.

Benefit (provision) for income taxes

For the year ended December 31, 2012, there was a benefit for income taxes of $0.4 million, a decrease from a benefit of $1.4 million for the same period in 2011. This change is primarily due to a difference in the amount of accrued interest that was reversed on certain unrecognized tax benefits due to the expiration of statute of limitation periods and an adjustment regarding state taxes recorded in 2011.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
(The amounts and narratives in the sections below are as reported in the 2011 10-K and have not been reclassified for discontinued operations that occurred during 2012.)

Overview

We sold 234 units at Murano as of December 31, 2011. Unit sales decreased from 29 units in 2010 to 14 units in 2011. Fee revenue from our investment advisory, management, leasing and development services business increased $2.2 million or 9.1% for the year ended December 31, 2011 compared to the same period for 2010. Additionally, our net income increased by $17.4 million in 2011 primarily as a result of our share of gain on the sale of two properties by our TPG/CalSTRS joint venture and the gain on extinguishment of debt related to the foreclosure by stipulation with the lender of three properties by our TPG/CalSTRS joint venture.

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

Revenues

Total revenues decreased by approximately $2.7 million, or 2.8%, to $95 million for the year ended December 31, 2011 from $97.7 million for the year ended December 31, 2010. The decrease was primarily due to the sale of 14 condominium units for the year ended December 31, 2011 compared to the sale of 29 condominium units for the same period in the prior year, which resulted in a decrease of $7.3 million of revenue from condominium sales. This revenue decrease was partially offset by a $2.2 million increase in tenant reimbursements related to a significant tenant at Commerce Square which transitioned from a gross lease to a net lease as well as a new significant tenant also at Commerce Square. Additionally, there was an increase of $2.2 million in revenues from our investment advisory business, primarily as a result of a deferred incentive fee payment related to the sale of Valencia Town Center, a managed property. Finally, our reduced ownership interests in City National Plaza and Centerpointe I & II allowed us to recognize greater fee revenue from these properties.

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

Equity in net income (loss) of unconsolidated real estate entities

Equity in net income (loss) of unconsolidated real estate entities increased by $21.2 million, or 1,766.7%, primarily as a result of the gains on sale or disposition of five TPG/CalSTRS joint venture properties in 2011. The Company's share of gain on sale of 2500 CityWest and the adjacent land parcels, and Centerpointe I & II was $12.4 million and $5.3 million, respectively. As a result of the foreclosure, by stipulation with the lender, of Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center in suburban Philadelphia in October 2011, our Company's share of gain was $7.2 million. These gains were offset by our share of impairment charges for Fair Oaks Plaza of $1.6 million, Reflections II of $1.6 million and Brookhollow Central I-III of $1.9 million.

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

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of December 31, 2012, we have unrestricted cash and cash equivalents of $76.7 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through cash on hand, cash flows from operations and proceeds from condominium and property sales. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, proceeds from dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.

During the year ended December 31, 2012, we sold several joint venture properties as well as wholly-owned land parcels. These sales are summarized in the table below.

Summary of Property Dispositions:

Property	Date Disposed	Total Net Proceeds	TPG's Share of Net Proceeds	Total Gain (Loss or Impairment) Recorded in 2012		TPG's Share (Impairment) Recorded in 2012	TPG's Share Gain (Loss) Recorded in 2012
Consolidated:
Four Points Centre retail building	January 2012	$1,123	$1,123	$—		$—	$—
Four Points Centre land parcels (1)	January and March 2013	3,784	3,784	(741)		(741)	—
Subtotal - consolidated		4,907	4,907	(741)		(741)	—

Unconsolidated:
Brookhollow Central I, II, and III (4)	January 2012	30,608	7,652	—		—	—
Research Park I & II Plaza	July 2012	14,828	927	78		—	—
Stonebridge Plaza II	July 2012	2,916	182	(5,022)		—	—
Austin Joint Venture Predecessor	September 2012	30,921	1,933	(60,010)		—	(1,886)
CityWestPlace land parcel	November 2012	29,000	7,250	14,210		—	3,552
2121 Market St and the adjacent 2100 JFK Boulevard parking lot (2)	December 2012	12,069	12,069	—	(3)	—	—
Subtotal - unconsolidated		120,342	30,013	(50,744)		—	1,666
Total		$125,249	$34,920	$(51,485)		$(741)	$1,666
_______________
(1) These land parcels were sold subsequent to year-end. The proceeds reflected in the table are net of pay down on a mortgage loan.
(2) TPG redeemed a 49% interest in the 2121 Market Street partnership and sold the adjacent 2100 JFK Boulevard parking lot, a previously consolidated asset, to our unaffiliated partner.
(3) We recorded a deferred gain of $9.6 million, which is reflected in the Deferred Revenue caption on our consolidated balance sheets.
(4) The TPG/CalSTRS subsidiary, which owned Brookhollow Central I, II and III, recorded an impairment charge of $7.8 million in the quarter ended December 31, 2011. That impairment charge is not reflected in this table.

There are two loans in our portfolio with maturity dates in 2013 neither of which has an extension option. The Two Commerce Square mortgage loan with a $106.6 million balance as of December 31, 2012, was scheduled to mature on May 9, 2013. On March 8, 2013, we entered into a loan agreement with a lender for a new mortgage on Two Commerce Square in the amount of $112.0 million. The loan, which has a fixed interest rate of 3.96% for a ten year term, funded on March 8, 2013. The loan replaced the existing mortgage on the property, which was open to prepayment without penalty on and after March 8, 2013. The Murano loan with a balance of $6.9 million as of December 31, 2012, matures on December 15, 2013. Repayment of this loan is being made with proceeds from the sales of condominium units. If all pending sales close, the loan balance will be reduced to $3.3 million.

We have $11.5 million of scheduled principal payments on consolidated debt in 2013 and $1.9 million in 2014. We believe that we will have sufficient capital to satisfy these obligations when due.

During the year ended December 31, 2012, we paid quarterly dividends of $0.015 per common share for the first three quarters of the year and $0.02 per common share in the last quarter of the year. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our investments in properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

As of December 31, 2012, we have unfunded capital commitments to TPG/CalSTRS of $10.9 million. We are obligated to fund tenant improvements and other capital improvements for properties that were acquired prior to June 1, 2007. We estimate we will fund approximately $7.5 million in 2013 and $1.6 million between 2014 and 2017 to satisfy our share of contractual obligations existing at December 31, 2012 for capital improvements, tenant improvements and leasing commissions.

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

In September 2012, an entity owned by TPG and CalSTRS, acquired all of the equity interests in an eight building, three million square foot portfolio of office properties in Austin, Texas, formerly owned by the Austin Joint Venture Predecessor, a venture among Lehman Brothers Holdings, Inc (50%), an offshore sovereign wealth fund (25%) and TPG/CalSTRS, LLC (25%). The purchase price for the portfolio was $859.1 million. As part of the transaction, TPG/CalSTRS Austin, LLC assumed five existing first mortgage loans totaling $626.0 million. The transaction reduced the existing leverage on the portfolio by repaying approximately $135.6 million owed to Lehman Commercial Paper, Inc. and the three existing partners as a result of loans made by the partners. TPG contributed approximately $75.5 million of the required equity. TPG's share of the unfunded capital commitment is approximately $9.6 million as of December 31, 2012.

Development

We own two development projects, Campus El Segundo and Four Points Centre. TPG/CalSTRS owns one development project, CityWestPlace, which is comprised of 9.9 acres. If we decide to develop any of these land holdings, we anticipate seeking to mitigate our development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. The amount and timing of costs associated with our development projects is inherently uncertain due to market and economic conditions. We presently intend to fund development expenditures, if any, primarily through construction and permanent financing.

Leasing, Tenant Improvement and Capital Needs

In addition to our development projects, our One Commerce Square and Two Commerce Square properties require capital expenditures as well as leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $9.1 million in capital improvements, tenant improvements and leasing commissions for Commerce Square during 2013. Additionally, we have spent and will continue to spend additional amounts in connection with a value-enhancement program at Commerce Square.

During November 2010, subsidiaries of TPG and Brandywine entered into two partnership arrangements with respect to our One Commerce Square and Two Commerce Square properties. Brandywine committed to contribute $25.0 million of preferred equity by December 31, 2012 in return for a 25% limited partnership interest in each property. The preferred equity contributions of $19.1 million as of December 31, 2012 have been invested in the value-enhancement program designed to increase rental rates and occupancy at Commerce Square, and the remaining contributions of $5.9 million, which were funded subsequent to December 31, 2012, will be used to partially fund the $9.1 million of existing commitments described above.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at December 31, 2012 is as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Regularly scheduled principal payments	$11,459	$1,884	$1,996	$—	$—	$—	$15,339
Balloon payments due at maturity (1)(2)(3)(4)	125,254	19,573	—	121,209	—	—	266,036
Interest payments—fixed rate debt (5)	7,241	7,135	7,024	591	—	—	21,991
Interest payments—variable rate debt (5)	2,815	—	—	—	—	—	2,815
Capital commitments (6)	13,329	966	310	87	243	15	14,950
Operating lease (7)	335	122	—	—	—	—	457
Obligations associated with uncertain tax positions (8)	—	—	—	—	—	—	—
Total	$160,433	$29,680	$9,330	$121,887	$243	$15	$321,588
 __________________________________________________

(1)
Included within these balloon payments is $106.4 million due under the Two Commerce Square mortgage loan, which was scheduled to mature on May 9, 2013. On March 8, 2013, we entered into a loan agreement with a lender for a new mortgage on Two Commerce Square in the amount of $112.0 million. The loan, which has a fixed interest rate of 3.96% for a ten year term, funded on March 8, 2013. The loan replaced the existing mortgage on the property, which was open to prepayment without penalty on and after March 8, 2013.

(2)
Included within these balloon payments are amounts due under the Four Points Centre mortgage loan. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 65.3 acres of fully entitled unimproved land (reduced to 19.9 acres due to land sales subsequent to December 31, 2012), which is immediately adjacent to our Four Points Centre office buildings. The loan is scheduled to mature on July 31, 2014, with a one-year extension option subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5%, and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If these requirements are not met, we can pay down the principal balance in an amount sufficient to satisfy these requirements. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. Through December 31, 2012, the property has been generating net operating losses. Beginning in August, 2014, we are required to pay down the loan balance by $42,000 each month. The loan has an unfunded balance of $4.2 million which is available to fund any remaining project costs. The balance of the loan as of December 31, 2012 was $26.5 million.

(3)
The Murano mortgage loan has a balance of $6.9 million as of December 31, 2012. The loan is scheduled to mature on December 15, 2013. On June 30, 2013, the loan is subject to a maximum balance of $4.3 million. The loan principal is being amortized with proceeds from the sale of condominium units. If all pending sales close, the loan balance will be reduced to approximately $3.3 million. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80.0% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

(4)
The Campus El Segundo mortgage loan has a balance of $14.5 million as of December 31, 2012 and an October 31, 2013 maturity date with one remaining twelve month extension. The loan is subject to a $2.5 million principal paydown on April 30, 2013. We have guaranteed this loan.

(5)
As of December 31, 2012, 83.0% of our debt was at contractually fixed rates ranging from 5.67% to 6.30%. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 17.0% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.50% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of December 31, 2012, one-month LIBOR was 0.21%.

(6)
Capital commitments of our Company and consolidated subsidiaries include approximately $9.1 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $9.0 million is expected to be paid in 2013. Our partner, Brandywine, through preferred equity contributions, will partially fund these capital commitments with their remaining capital commitment of $5.9 million, which they funded in January 2013. The amount funded by Brandywine in 2013 is not reflected on the Contractual Obligations table. Additionally, our Company and consolidated subsidiaries have capital commitments of approximately $3.5 million of tenant improvements and leasing commissions for certain tenants in Four Points Centre of which the entire amount is expected to be funded by additional borrowings available under the loan and paid in 2013. We have an unfunded capital commitment of $10.9 million to TPG/CalSTRS, of which we estimate we will fund $7.5 million in 2013 for contractual obligations existing as of December 31, 2012. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007.

(7)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.

(8)
The obligations associated with uncertain tax positions in the table above should represent amounts associated with uncertain tax positions related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of December 31, 2012, $8.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. We have not recorded any penalties with respect to unrecognized tax benefits.

[space intentionally left blank]

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of December 31, 2012, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 7.9% to 33.3%. We account for these investments using the equity method of accounting.
The table below summarizes the outstanding debt for these properties as of December 31, 2012 (in thousands). None of these loans are recourse to us. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations. There are no extension options on these loans as of December 31, 2012.

	Interest Rate at December 31, 2012	Principal Amount	Maturity Date
City National Plaza
Mortgage loan	5.90%	$350,000	7/1/2020
Note payable to former partner	5.75%	500	1/4/2016
CityWestPlace
Mortgage loan - Building I & II	6.16%	119,122	7/6/2016
Mortgage loan - Building III & IV	5.03%	94,772	3/5/2020
San Felipe Plaza	4.78%	110,000	12/1/2018
Fair Oaks Plaza	5.52%	44,300	2/9/2017
TPG/CalSTRS Austin, LLC:
San Jacinto Center
Mortgage loan-Note A (1)	6.05%	43,000	6/11/2017
Mortgage loan-Note B (2)	6.05%	58,000	6/11/2017
Frost Bank Tower
Mortgage loan-Note A (1)	6.06%	61,300	6/11/2017
Mortgage loan-Note B (2)	6.06%	88,700	6/11/2017
One Congress Plaza
Mortgage loan-Note A (1)	6.08%	57,000	6/11/2017
Mortgage loan-Note B (2)	6.08%	71,000	6/11/2017
One American Center
Mortgage loan-Note A (1)	6.03%	50,900	6/11/2017
Mortgage loan-Note B (2)	6.03%	69,100	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017
		1,344,694
Loans on properties subject to special servicer oversight (3):
Reflections I	5.23%	20,521	4/1/2015
Reflections II	5.22%	8,548	4/1/2015
		29,069
Total outstanding debt of all unconsolidated properties		$1,373,763
The 30 day LIBOR rate for the loans above was 0.21% at December 31, 2012.
________________________
(1) Balance represents senior mortgage indebtedness.
(2) Balance represents subordinate mortgage indebtedness.
(3) The borrower under mortgage loans secured by these properties did not make the debt service payment due in February 2013. The special servicer has issued notices of default, but has not taken any further action in response. On a net basis, TPG's equity investment balance in these properties is not material.

Cash Flows
Comparison of year ended December 31, 2012 to year ended December 31, 2011
Cash and cash equivalents were $76.7 million and $79.3 million at December 31, 2012 and 2011, respectively, representing an increase of $2.6 million. The increase was a result of the following changes in cash flows:

	Years ended December 31,
	2012	2011	Increase (Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$(5,346)	$3,805	$(9,151)
Net cash provided by (used in) investing activities	(81,171)	40,487	(121,658)
Net cash provided by (used in) financing activities	83,886	(7,335)	91,221
Net increase (decrease) in cash and cash equivalents	(2,631)	36,957	(39,588)
Cash and cash equivalents at beginning of year	79,320	42,363	36,957
Cash and cash equivalents at end of period	$76,689	$79,320	$(2,631)
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities was $5.3 million for the year ended December 31, 2012, which represented a decrease of $9.2 million from the net cash provided by operations of $3.8 million for the year ended December 31, 2011. This increased use of cash was primarily due to three factors: (1) The Company recorded a net loss of $33.3 million in 2012 compared to net income of $6.9 million in 2011 representing a change, or decrease, of $40.1 million. After making adjustments for non-cash amounts included in net income (loss) and before making adjustments for changes in operating assets and liabilities, the change between years is a decrease of $3.6 million. (2) Cash used for leasing costs increased by $3.5 million in 2012 compared to 2011. (3) Cash used for the settlement of accounts payable and other liabilities increased by $2.1 million in 2012 compared to 2011.
Our net cash generated by or used in investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $121.7 million to an use of cash of $81.2 million for the year ended December 31, 2012 compared to source of cash of $40.5 million for the year ended December 31, 2011. The increased use was due to the investment in TPG/CalSTRS Austin, LLC of $110.6 million in the third quarter by TPG Austin Partner, LLC, a limited liability company owned by TPG and Madison, in connection with the September 2012 acquisition of the eight Austin portfolio properties. In addition, there were non-recurring development cost reimbursements of $8.6 million that were received in 2011 related to the termination of the MetroStudios@Lankershim development project. There were no such cost reimbursements in 2012.
Our net cash provided by or used in financing activities is generally impacted by our borrowings, and capital activities, net of dividends and distributions paid to common stockholders and non-controlling interests. Net cash provided by financing activities increased by $91.2 million to $83.9 million for the year ended December 31, 2012 compared to $7.3 million used in financing activities for the year ended December 31, 2011. This increase was primarily due to net proceeds of $49.3 million generated from our private placement of common stock in the second quarter of 2012, and contributions by partners holding non-controlling interests of $35.1 million by Madison and $12.6 million by Brandywine (which was $9.6 million more than their contributions in 2011). This was offset by an increase of $2.8 million in dividend payments to common stockholders.

[space intentionally left blank]

Comparison of year ended December 31, 2011 to year ended December 31, 2010
Cash and cash equivalents were $79.3 million as of December 31, 2011 and $42.4 million as of December 31, 2010. The increase was a result of the following changes in cash flows

	Years ended December 31,
	2011	2010	Increase (Decrease)
	(in thousands)
Net cash used in operating activities	$3,805	$(543)	$4,348
Net cash provided by investing activities	40,487	6,584	33,903
Net cash provided by (used in) financing activities	(7,335)	387	(7,722)
Net increase (decrease) in cash and cash equivalents	$36,957	$6,428	$30,529
Net cash provided by operating activities was $3.8 million for the year ended December 31, 2011, which represented an increase of $4.3 million from the net cash used in operations of $0.5 million for the year ended December 31, 2010. The increase was primarily the result of a decrease of $1.2 million in the cash expended on deferred leasing costs, a decrease of $1.0 million in receivables from unconsolidated real estate entities, a decrease of $0.7 million in accounts payable, and an increase of $0.7 million in tenant prepaid rents.
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

[space intentionally left blank]

Non-GAAP Supplemental Financial Measure: After Tax Cash Flow ("ATCF")
The Company's management considers ATCF to be a key performance indicator. We define ATCF as net income (loss) excluding the following items: i) deferred income tax expense (benefit); ii) noncontrolling interests; iii) non-cash charges for depreciation, amortization and asset impairment; iv) amortization of loan costs; v) non-cash compensation expense; vi) the adjustment to recognize rental revenues using the straight-line method; vii) the adjustments to rental revenue to reflect the fair market value of rent; and viii) gain from extinguishment of debt. Our management utilizes ATCF data in assessing performance of our business operations in period to period comparisons and for financial planning purposes. ATCF should be considered only as a supplement to net income as a measure of our performance. ATCF should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. ATCF also should not be used as a substitute for cash flow from operating activities (computed in accordance with GAAP).
Reconciliation of Net Income (Loss) to ATCF:

	For the twelve months ended December 31, 2012
		Plus Unconsolidated Investments at TPGI's Share		Less Non-Controlling Interest Share- Continuing Operations
	Consolidated	Continuing Operations	Discontinued Operations		TPGI's Share
Net income (loss)	$(25,396)	$—	$—	$—	$(25,396)
Income tax (benefit) provision	(385)	—	—	—	(385)
Noncontrolling interests - unitholders in the Operating Partnership	(7,681)	—	—	—	(7,681)
Depreciation and amortization	15,701	15,568	490	(2,355)	29,404
Amortization of loan costs	582	118	42	33	775
Non-cash compensation expense	1,404	—	—	—	1,404
Straight-line rent adjustments	(230)	(707)	(20)	226	(731)
Adjustments to reflect the fair market value of rent	72	(1,532)	(31)	293	(1,198)
Impairment loss	12,745	600	—	—	13,345
Gain from extinguishment of debt	—	—	—	—	—
Gain on foreclosure of real estate	—	—	—	—	—
ATCF before income taxes	$(3,188)	$14,047	$481	$(1,803)	$9,537

TPGI's share of ATCF before income taxes (1)	$(2,456)	$10,820	$371	$(1,389)	$7,346
TPGI's income tax refund (expense) - current	88	—	—	—	88
TPGI's share of ATCF	$(2,368)	$10,820	$371	$(1,389)	$7,434

ATCF per share - basic					$0.18
ATCF per share - diluted					$0.18
Dividends paid per share					$0.065
Weighted average common shares outstanding - basic					41,631,796
Weighted average common shares outstanding - diluted					42,004,936

	For the twelve months ended December 31, 2011
		Plus Unconsolidated Investments at TPGI's Share
	Consolidated	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$5,860	$—	$—	$5,860
Income tax (benefit) provision	(1,429)	—	—	(1,429)
Noncontrolling interests - unitholders in the Operating Partnership	1,500	—	—	1,500
Depreciation and amortization	13,622	10,011	2,655	26,288
Amortization of loan costs	750	292	135	1,177
Non-cash compensation expense	898	—	—	898
Straight-line rent adjustments	(150)	(145)	(352)	(647)
Adjustments to reflect the fair market value of rent	23	(1,017)	(28)	(1,022)
Impairment loss	8,095	3,150	1,943	13,188
Gain from extinguishment of debt	—	—	(1,630)	(1,630)
Gain on foreclosure of real estate	—	—	(7,506)	(7,506)
ATCF before income taxes	$29,169	$12,291	$(4,783)	$36,677

TPGI's share of ATCF before income taxes (1)	$21,792	$9,183	$(3,574)	$27,401
TPGI's income tax refund (expense) - current	(221)	—	—	(221)
TPGI's share of ATCF	$21,571	$9,183	$(3,574)	$27,180

ATCF per share - basic				$0.74
ATCF per share - diluted				$0.74
Dividends paid per share				$0.015
Weighted average common shares outstanding - basic				36,619,558
Weighted average common shares outstanding - diluted				36,865,286
_____________________
(1) Based on an interest in our operating partnership of 77.03% and 74.71% for the twelve months ended December 31, 2012 and 2011, respectively.

TPGI's share of ATCF for the year ended December 31, 2012 was $7.4 million, or $0.18 per share, compared to ATCF of $27.2 million, or $0.74 per share, for the year ended December 31, 2011. The decrease in ATCF per share for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of the overall reduction in consolidated net income for the year ended December 31, 2012 compared to the prior year, and the increased number of shares of our common stock outstanding resulting from the issuance of common stock in 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of December 31, 2012, our Company had $47.9 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

Our fixed and variable rate consolidated long-term debt at December 31, 2012 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2013	$108,392	$28,321	$136,713
2014	1,884	19,573	21,457
2015	1,996	—	1,996
2016	121,209	—	121,209
2017	—	—	—
Thereafter	—	—	—
Total	$233,481	$47,894	$281,375
Weighted average interest rate	5.95%	3.86%	5.60%

We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At December 31, 2012, our variable rate long-term debt represents 17.0% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 19.4% of the weighted average variable rate at December 31, 2012, the net impact would be increased interest costs of $0.4 million per year.
Our estimates of the fair value of debt instruments at December 31, 2012 and 2011, respectively, were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
As of December 31, 2012 and 2011, the estimated fair value of our consolidated mortgage loans aggregate $286.2 million and $284.1 million, respectively, compared to the aggregate carrying value of $281.4 million and $289.5 million, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2012 and their attestation report is included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

[space intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thomas Properties Group, Inc.

We have audited Thomas Properties Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Thomas Properties Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Thomas Properties Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Thomas Properties Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2012 of Thomas Properties Group, Inc. and subsidiaries and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 11, 2013

ITEM 9B.	OTHER INFORMATION

On March 8, 2013, we entered into a loan agreement with Northwestern Mutual Life Insurance Company for a new mortgage loan on Two Commerce Square in the principal amount of $112.0 million. The loan, which has a fixed interest rate of 3.96 % for a ten year term of monthly interest payments and a balloon payment of principal at maturity, funded on March 8, 2013. The loan may be accelerated upon certain customary events of default contained in the mortgage and security agreement and promissory note related thereto, including defaults in payments, prohibited transfers and compliance with other agreements therein, subject to applicable cure periods and exceptions. The loan replaced the existing mortgage on the property that had an outstanding balance of $106.6 million as of December 31, 2012, and a maturity date of May 9, 2013.

[space intentionally left blank]

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors and nominees, our nominating committee process, our audit committee members including our audit committee financial expert(s), and our Section 16(a) beneficial ownership reporting compliance will be included in our definitive Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) and is incorporated herein by reference. Information relating to our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning our executive compensation and director compensation required by Item 11 will be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning our security ownership of certain beneficial owners and management required by Item 12 will be included in the 2013 Proxy Statement and is incorporated herein by reference.

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

Under the Incentive Plan, a total of 3,361,906 shares were reserved for grant and as of December 31, 2012, 411,608 shares remain available for grant. Under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares were reserved for grant and as of December 31, 2012, 29,065 shares remain available for grant. Restricted shares granted under each of our plans entitle the holder to full voting rights and the holder will receive any dividends paid. Each of the Non-Employee Directors Plan and the Incentive Plan, including all amendments to the Incentive Plan, have been approved by our stockholders.

We have no equity compensation plans that were not approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans
Equity compensation plans approved by security holders as of December 31, 2012	373,829	(1)	$13.14	440,673	(2)
_________________________

(1)	In addition there were 168,317 vested incentive units outstanding and 55,783 unvested incentive units outstanding in our Operating Partnership under our Incentive Plan as of December 31, 2012.

(2)
Consists of 411,608 shares remaining available for grant under the Incentive Plan as of December 31, 2012 and 29,065 shares remaining available for grant under the Non-employee director plan as of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning our principal accounting fees and services required by Item 14 will be included in the 2013 Proxy Statement and is incorporated herein by reference.

[space intentionally left blank]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
The following consolidated financial information is included as a separate section of this report on Form 10-K:

(b) Exhibits

2.1
Purchase and Sale Agreement Between TPG-401 Congress REIT LLC, TPG-300 West 6th Street REIT LLC, TPG-San Jacinto Center REIT LLC, TPG - One Congress Plaza REIT LLC, TPG-One American Center REIT LLC, TPG-Park 22 REIT LLC, TPG-Westech 360 REIT LLC, and TPG-Great Hills Plaza REIT LLC as Sellers and TPG/Cal STRS Austin, LLC As. As Purchaser dated September 18, 2012. (30)

2.2	Operating Agreement of TPG/CalSTRS AUSTIN, LLC dated September 17, 2012. (30)
2.3	Subscription Agreement by and among MIRELF IV REIT Austin, LLC, Thomas Properties Group, L,P., and TPG Austin Partner, LLC dated September 17, 2012. (30)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Amended and Restated Bylaws of the Registrant. (2)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Registrant. (3)
10.1*	Amended and Restated 2004 Equity Incentive Plan (4)
10.2	Operating Partnership Agreement. (5)
10.3	Master Contribution Agreement entered into by James A. Thomas and the other contributors party thereto. (5)
10.4	Non-employee Directors Restricted Stock Plan. (5)
10.5	Pairing Agreement between the Registrant and its Operating Partnership. (5)
10.6	Form of Indemnification Agreement entered into by the Registrant and each of its directors and executive officers. (6)
10.7*	Amended and Restated Employment Agreement between the Registrant and Mr. James A Thomas. (7)
10.8*	Amended and Restated Employment Agreement between the Registrant and Mr. Thomas S. Ricci. (7)
10.9*	Amended and Restated Employment Agreement between the Registrant and Mr. Randall L. Scott. (7)
10.10*	Amended and Restated Employment Agreement between the Registrant and Mr. John R. Sischo. (7)
10.11*	Amended and Restated Employment Agreement between the Registrant and Ms. Diana M. Laing. (7)
10.12+	Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (6)
10.13	Registration Rights Agreement between the Registrant and the parties thereto. (5)
10.14	Loan Agreement dated as of July 31, 2003 between Philadelphia Plaza-Phase II, LP as Borrower and Morgan Stanley Mortgage Capital, Inc. as Lender. (6)
10.15	[intentionally omitted]
10.16	[intentionally omitted]
10.17	[intentionally omitted]

10.18	Thomas Properties Group, Inc. Form of Restricted Shares Award Agreement. (8)
10.19	Thomas Properties Group, Inc., Form of Incentive Unit Award Agreement. (8)
10.20	Thomas Properties Group, Inc. Form of Non-Qualified Option Award Agreement. (8)
10.21	Thomas Properties Group, Inc. Form of Non-employee Directors’ Restricted Shares Award Agreement. (8)
10.22	[intentionally omitted]
10.23	[intentionally omitted]
10.24	[intentionally omitted]
10.25	[intentionally omitted]
10.26	[intentionally omitted]
10.27	Loan Agreement between TPG—Commerce Square Partners—Philadelphia Plaza, L.P. as borrower and Greenwich Capital Financial Products, Inc. as lender. (9)
10.28	Loan Agreement between TPG-2101 CityWest 1&2, L.P. and Greenwich Capital Financial Products, Inc. (10)
10.29	[intentionally omitted]
10.30	[intentionally omitted]
10.31	[intentionally omitted]
10.32	[intentionally omitted]
10.33	First Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (11)
10.34	Second Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (12)
10.35	Third Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (13)
10.36	Limited Partnership Agreement of Thomas High Performance Green Fund, L.P. (19)
10.37+	Letter Agreement Relating to Thomas High Performance Green Fund, L.P. with California State Teachers’ Retirement System. (13)
10.38*	Employment Agreement between the Registrant and Mr. Paul S. Rutter. (14)
10.39*	Policy adopted by the Compensation Committee regarding equity grants to executive officers. (15)
10.40	Fourth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (16)
10.41	Third Modification Agreement between TPG - El Segundo Partners, LLC and Wells Fargo Bank (17)
10.42	Amended and Restated Repayment Guaranty by Thomas Properties Group, Inc. and Thomas Properties Group L.P. for TPG-El Segundo Partners, LLC Loan Agreement (17)
10.43	Second Modification Agreement between New TPG - Four Points, L.P. and Wells Fargo Bank (17)
10.44	Discounted Payoff Agreement between Philadelphia Plaza - Phase II, LP and DB Realty Mezzanine Investment Fund II, L.L.C. and DB Realty Mezzanine Parallel Fund II, LLC (17)
10.45	Master Agreement for Debt and Equity Restructure of City National Plaza (18)
10.46	Fifth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (19)
10.47	Sixth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (19)
10.48	Thomas Master Investments, LLC Contribution Agreement, Maguire Thomas Partners-Commerce Square II, Ltd Contribution Agreement, Maguire/Thomas Partners-Philadelphia, Ltd. Contribution Agreement (19)
10.49	Seventh Amendment to the Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (20)
10.50	Amended and Restated Sixth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (21)
10.51	Eighth Amendment to the Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC. (21)
10.52	Amended and Restated Master Agreement for Debt and Equity Restructure of City National Plaza. (21)
10.53	Loan Termination Agreement between 515/555 Flower Mezzanine Associates, LLC and California State Teachers' Retirement System. (21)
10.54	Loan Termination Agreement between 515/555 Flower Junior Mezzanine Associates, LLC and California State Teachers' Retirement System. (21)
10.55	Promissory Note from 515/555 Flower Associates, LLC in favor of Metropolitan Life Insurance Company. (21)
10.56	Promissory Note from 515/555 Flower Associates, LLC in favor of New York State Teachers' Retirement System. (21)
10.57	[intentionally omitted]

10.58	Promissory Note from TPG-San Felipe Plaza, L.P. in favor of Metropolitan Life Insurance Company. (22)
10.59	[intentionally omitted]
10.60	Fourth Amendment to Construction Loan Agreement and Amendment to Other Loan Documents between TPG/P&A 2101 Market, L.P. and Corus Construction Venture, LLC. (22)
10.61	Promissory Note from TPG−2101 CityWest 3 & 4, L.P. in favor of The Northwestern Mutual Life Insurance Company (23)
10.62	[intentionally omitted]
10.63	[intentionally omitted]
10.64	Ninth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC (24)
10.65+	One Commerce Square Contribution Agreement (25)
10.66+	Two Commerce Square Contribution Agreement (25)
10.67*	Thomas Properties Group, Inc. 2011 Phantom Share Plan (26)
10.68*	Second Amendment to Employee Agreement for Mr. James A. Thomas. (27)
10.69*	Second Amendment to Employee Agreement for Mr. Paul S. Rutter. (27)
10.70*	Second Amendment to Employee Agreement for Mr. John R. Sischo. (27)
10.71	Common Stock Purchase Agreement, dated as of May 29, 2012, by and among Thomas Properties Group, Inc., MIRELF IV TPGI, LLC and MIRELF IV TPGI II, LLC. (29)
10.72	Registration Rights Agreement, dated as of May 29, 2012, by and among Thomas Properties Group, Inc., MIRELF IV TPGI, LLC and MIRELF IV TPGI II, LLC. (29)
10.73
Stockholders’ Agreement, dated as of May 29, 2012, by and among Thomas Properties Group, Inc., MIRELF IV TPGI, LLC, MIRELF IV TPGI II, LLC, James A. Thomas, Maguire Thomas Partners-Philadelphia, Ltd., Thomas Investment Partners, Ltd., Maguire Thomas Partners-Commerce Square II, Ltd., Thomas Partners, Inc., Thomas-Pastron Family Partnership, L.P., The Lumbee Clan Trust and Thomas Master Investments, LLC. (29)

10.74	Tenth Amendment to Second Amended and Restated Operating Agreement of TPG/CalSTRS, LLC (31)
10.75	Promissory Note from Philadelphia Plaza - Phase II, LP in favor of the Northwestern Mutual Life Insurance Company. (32)
10.76	Open-End Mortgage and Security Agreement from Philadelphia Plaza - Phase II, LP in favor of the Northwestern Mutual Life Insurance Company. (32)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young, LLP.
24.1	Power of Attorney (Contained on Signature Page to this Report)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(29)	Incorporated by reference from the Registrant's Report on Form 8-K filed on May 31, 2012.

(30)	Incorporated by reference from the Registrant's Report on Form 8-K filed on September 21, 2012.

(31)	Incorporated by reference from the Registrant's Report on Form 10-Q filed on November 9, 2012.

(32)	Incorporated by reference from the Registrant's Report on Form 10-K filed on March 11, 2013.

+	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.

*	Managerial compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Thomas Properties Group, Inc.

We have audited the accompanying consolidated balance sheets of Thomas Properties Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Properties Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas Properties Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 11, 2013

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
December 31, 2012 and 2011

	2012	2011
ASSETS
Investments in real estate:
Land and improvements	$33,077	$33,077
Land and improvements—development properties	57,944	75,067
Buildings and improvements	321,738	308,692
Tenant improvements	42,917	39,004
Total investments in real estate	455,676	455,840
Less accumulated depreciation	(127,245)	(115,571)
Investments in real estate, net	328,431	340,269
Condominium units held for sale	37,891	45,217
Investments in unconsolidated real estate entities	106,210	11,372
Cash and cash equivalents, unrestricted	76,689	79,320
Restricted cash	11,611	10,616
Rents and other receivables, net of allowance for doubtful accounts of $412 and $257 as of December 31, 2012 and 2011, respectively	1,825	1,903
Receivables from unconsolidated real estate entities	2,347	2,918
Deferred rents	18,994	17,866
Deferred leasing and loan costs, net of accumulated amortization of $13,479 and $12,560 as of December 31, 2012 and 2011, respectively	10,716	12,283
Other assets, net	11,441	17,465
Assets associated with land held for sale	4,837	6,294
Total assets	$610,992	$545,523
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$281,375	$289,523
Accounts payable and other liabilities, net	28,346	32,443
Losses and distributions in excess of investments in unconsolidated real estate entities	10,084	2,538
Prepaid rent	1,784	2,116
Deferred revenue	10,566	903
Obligations associated with land held for sale	—	27
Total liabilities	332,155	327,550
Commitments and Contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of December 31, 2012 and 2011	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 46,126,481 and 37,094,995 shares issued and outstanding as of December 31, 2012 and 2011, respectively	461	371
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 12,313,331 shares issued and outstanding as of December 31, 2012 and 2011	123	123
Additional paid-in capital	258,780	208,473
Retained deficit and dividends, including $- and $20 of other comprehensive income as of December 31, 2012 and 2011, respectively	(83,635)	(55,472)
Total stockholders’ equity	175,729	153,495
Noncontrolling interests:
Unitholders in the Operating Partnership	44,154	52,983
Partners in consolidated real estate entities	58,954	11,495
Total noncontrolling interests	103,108	64,478
Total equity	278,837	217,973
Total liabilities and equity	$610,992	$545,523
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental	$30,969	$29,693	$29,230
Tenant reimbursements	20,941	22,437	20,187
Parking and other	3,012	2,959	3,330
Investment advisory, management, leasing, and development services	4,583	8,520	7,703
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	15,688	17,862	16,470
Reimbursement of property personnel costs	5,183	5,810	5,797
Condominium sales	10,240	7,700	14,984
Total revenues	90,616	94,981	97,701
Expenses:
Property operating and maintenance	24,324	24,589	25,049
Real estate and other taxes	7,536	7,469	6,914
Investment advisory, management, leasing, and development services	12,461	12,754	12,221
Reimbursable property personnel costs	5,183	5,810	5,797
Cost of condominium sales	8,129	5,091	10,955
Interest	16,847	17,938	19,239
Depreciation and amortization	15,701	13,622	14,128
General and administrative	17,749	15,434	14,224
Impairment loss	12,745	8,095	4,500
Total expenses	120,675	110,802	113,027
Interest income	74	35	72
Equity in net income (loss) of unconsolidated real estate entities	(3,672)	19,951	(1,184)
Gain (loss) on sale of real estate	—	1,258	—
Income (loss) before income taxes and noncontrolling interests	(33,657)	5,423	(16,438)
Benefit (provision) for income taxes	385	1,429	357
Net income (loss)	(33,272)	6,852	(16,081)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	7,681	(1,500)	4,843
Partners in consolidated real estate entities	195	508	(234)
	7,876	(992)	4,609
TPGI's share of net income (loss)	$(25,396)	$5,860	$(11,472)
Income (loss) per share-basic and diluted	$(0.61)	$0.16	$(0.34)
Weighted average common shares outstanding—basic	41,631,796	36,619,558	33,684,101
Weighted average common shares outstanding—diluted	41,631,796	36,865,286	33,684,101
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND NONCONTROLLING INTERESTS
(In thousands, except share data)
Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Limited Voting Stock		Additional Paid -In Capital	Accum. Deficit	Other Comprehensive Income (loss)	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	30,878,621	$308	13,813,331	$138	$185,344	$(49,320)	$(74)	$65,949	$202,345
Issuance of unvested restricted stock	100,000	1	—	—	(1)	—	—	—	—
Redemption of operating partnership units	1,500,000	15	(1,500,000)	(15)	6,156	—	—	(6,156)	—
Redemption of incentive units	179,998	2	—	—	789	—	—	(791)	—
Proceeds from sale of common stock, net of offering expenses	4,284,775	43	—	—	15,240	—	—	—	15,283
Amortization of stock-based compensation	—	—	—	—	477	—	—	195	672
Book-tax difference related to vesting of restricted stock	—	—	—	—	(52)	—	—	—	(52)
Other comprehensive income (loss) recognized	—	—	—	—	—	—	76	31	107
Contributions	—	—	—	—	—	—	—	5,338	5,338
Net (loss) income	—	—	—	—	—	(11,472)	—	(4,609)	(16,081)
Reimbursement from Noncontrolling interest	—	—	—	—	—	—	—	179	179
Balance, December 31, 2010	36,943,394	$369	12,313,331	$123	$207,953	$(60,792)	$2	$60,136	$207,791
Issuance of unvested restricted stock	151,601	2	—	—	(2)	—	—	—	—
Offering expenses	—	—	—	—	(24)	—	—	—	(24)
Amortization of stock-based compensation	—	—	—	—	546	—	—	185	731
Dividends	—	—	—	—	—	(560)	—	(186)	(746)
Other comprehensive income (loss) recognized	—	—	—	—	—	—	18	6	24
Contributions	—	—	—	—	—	—	—	3,345	3,345
Net income (loss)	—	—	—	—	—	5,860	—	992	6,852
Balance, December 31, 2011	37,094,995	$371	12,313,331	$123	$208,473	$(55,492)	$20	$64,478	$217,973
Issuance of unvested restricted stock	199,999	2	—	—	(2)	—	—	—	—
Redemption of incentive units	135,834	1	—	—	531	—	—	(532)	—
Book-tax difference related to vesting of restricted stock	—	—	—	—	14	—	—	—	14
Distribution for withholding tax	—	—	—	—	—	—	—	(5)	(5)
Proceeds from sale of common stock, net of offering expenses	8,695,653	87	—	—	49,187	—	—	—	49,274
Amortization of stock-based compensation	—	—	—	—	577	—	—	173	750
Dividends	—	—	—	—	—	(2,747)	—	(805)	(3,552)
Other comprehensive (loss) income recognized	—	—	—	—	—	—	(20)	21	1
Contributions	—	—	—	—	—	—	—	47,654	47,654
Net (loss) income	—	—	—	—	—	(25,396)	—	(7,876)	(33,272)
Balance, December 31, 2012	46,126,481	$461	12,313,331	$123	$258,780	$(83,635)	$—	$103,108	$278,837
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$(33,272)	$6,852	$(16,081)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of land	—	(1,258)	—
Gain on sale of condominiums	(2,111)	(2,609)	(4,030)
Equity in net (income) loss of unconsolidated real estate entities	3,672	(19,951)	1,184
Deferred rents	(230)	(150)	(1,428)
Deferred taxes (and interest on unrecognized benefits)	5,710	(277)	4,132
Deferred interest	25	935	975
Depreciation and amortization expense	15,701	13,622	14,128
Allowance for doubtful accounts	26	142	626
Amortization of loan costs	582	750	897
Amortization of above and below market leases, net	73	23	2
Non-cash amortization of share-based compensation	750	731	672
Distributions from operations of unconsolidated real estate entities	250	600	—
Impairment loss	12,745	8,095	4,500

Changes in operating assets and liabilities:
Rents and other receivables	17	(331)	(35)
Receivables from unconsolidated real estate entities	571	61	(969)
Deferred leasing costs	(4,592)	(1,068)	(2,298)
Other assets	(314)	9	871
Accounts payable and other liabilities	(4,716)	(2,567)	(3,245)
Prepaid rent and deferred revenue	(233)	196	(444)
Net cash provided by (used in) operating activities	(5,346)	3,805	(543)
Cash flows from investing activities:
Expenditures for improvements to real estate	(15,071)	(8,016)	(3,265)
Reimbursements of development costs	—	8,552	500
Proceeds from sale of condominiums	9,588	7,219	13,954
Proceeds from sale of real estate	2,013	4,228	—
Return of capital from unconsolidated real estate entities	35,639	32,267	10,970
Contributions to unconsolidated real estate entities	(113,340)	(3,763)	(15,575)
Net cash provided by (used in) investing activities	$(81,171)	$40,487	$6,584

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(continued)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from financing activities:
Proceeds from equity offering, net	$49,274	$—	$15,282
Noncontrolling interest contributions	47,654	3,345	5,338
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(3,552)	(746)	—
Principal payments of mortgage and other secured loans	(10,693)	(33,196)	(19,091)
Proceeds from mortgage and other secured loans	2,520	21,248	410
Payment of loan costs	(214)	(439)	(268)
Change in restricted cash	(1,103)	2,453	(1,284)
Net cash provided by (used in) financing activities	83,886	(7,335)	387
Net increase (decrease) in cash and cash equivalents	(2,631)	36,957	6,428
Cash and cash equivalents at beginning of year	79,320	42,363	35,935
Cash and cash equivalents at end of year	$76,689	$79,320	$42,363
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $-, $27 and $-, for the years ended December 31, 2012, 2011 and 2010, respectively	$16,275	$16,427	$17,247
Cash paid for income taxes, net of refunds received, for the years ended December 31, 2012, 2011, and 2010, respectively	(46)	(219)	639
Supplemental disclosure of non-cash investing and financing activities:
Noncontrolling interest adjustment	$—	$—	$(179)
Investments in real estate included in accounts payable and other liabilities	570	2,906	(823)
Decrease in investments in real estate and accumulated depreciation for removal of fully amortized improvements	555	736	1,041
Other comprehensive income	1	(24)	107
Decrease in leasing costs and accumulated amortization for removal of fully amortized leasing costs	472	291	1,385

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
Years Ended December 31, 2012, 2011 and 2010
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

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering. Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interests in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. As of December 31, 2012, we held a 78.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

As of December 31, 2012, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
Four Points Centre (1)	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel/ Residential	Austin, Texas
Campus El Segundo (2)	Developable land; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California

Unconsolidated properties:
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
Reflections I	Suburban office	Reston, Virginia
Reflections II	Suburban office	Reston, Virginia
San Felipe Plaza	High-rise office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
TPG/CalSTRS Austin, LLC (3):
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
Park Centre (4)	Suburban Office	Austin, Texas
Great Hills Plaza (4)	Suburban Office	Austin, Texas
Westech 360 I-IV (4)	Suburban Office	Austin, Texas
  _______________

(1)	Certain undeveloped land parcels are being targeted for sale.

(2)	The Company is under contract to sell all 23.9 acres including a marketing center and athletic facility naming rights. The buyer is performing due diligence, and has the right to cancel the contract.

(3)
In September 2012, TPG/CalSTRS Austin, LLC acquired eight properties formerly owned by TPG-Austin Portfolio Syndication Partners JV LP ("Austin Joint Venture Predecessor"), a venture among Lehman Brothers Holdings, Inc (50%), an offshore sovereign wealth fund (25%) and TPG/CalSTRS (25%). See Note 3 Unconsolidated Real Estate Entities for further discussion.

(4)	These properties are under contract to be sold. The buyer is performing due diligence, and has the right to cancel the contract.

The City National Plaza property includes an off-site garage that provides parking for City National Plaza and other properties. The office properties typically include on-site parking, retail and storage space.

As of December 31, 2012, we wholly own both Four Points Centre and Campus El Segundo.

We have the responsibility for the day-to-day operations of the California Environmental Protection Agency (“CalEPA”) building, but have no ownership interest in the property. We provide investment advisory services for the California State

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Teachers' Retirement System (“CalSTRS”) with respect to two properties that are wholly owned by CalSTRS— 800 South Hope Street (Los Angeles, CA) and 1835 Market Street (Philadelphia, PA). In addition, we provide property management, leasing and development services to 800 South Hope Street and 1835 Market Street; two properties wholly owned by an affiliate of Lehman Brothers Inc., 816 Congress (Austin, TX) and Austin Centre (Austin, TX); and the properties owned by the TPG/CalSTRS and TPG/CalSTRS Austin, LLC joint ventures.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Combination

We evaluate each entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is the primary beneficiary of the VIE based on whether the Company has both (i) the power to direct those matters that most significantly impact the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements. When an entity is not deemed to be a VIE, the Company considers the provisions of the accounting standards to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights.

We continuously reassess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. There have been no changes during 2012 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

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

Commerce Square - Brandywine

During the year ended December 31, 2010, subsidiaries of Thomas Properties and Brandywine Operating Partnership, L.P. ("Brandywine") entered into two partnerships with respect to our One Commerce Square and Two Commerce Square properties. Brandywine has contributed $25.0 million of preferred equity in return for a 25% limited partnership interest in each property. As of December 31, 2012, Brandywine had contributed $19.1 million. Subsequent to December 31, 2012, the commitment was fully funded. The preferred equity, which earns a preferred return of 9.25% has been invested in a value-enhancement program designed to increase rental rates and occupancy at Commerce Square. The 25% preferred equity interests in One Commerce Square and Two Commerce Square, owned by Brandywine are reflected under the "Noncontrolling Interests" caption on our consolidated balance sheets.

One Commerce Square and Two Commerce Square are deemed to be variable interest entities for which we are considered the primary beneficiary. The total amount of anticipated fees earned from the service contracts by our Company is expected to be significant relative to the total amount of the properties' anticipated economic performance, and are also expected to absorb a significant amount of the variability associated with the properties anticipated economic performance. Therefore, the benefits our Company receives from the service contracts puts us in a position where the combined economic benefits of our 75% equity interest are significantly greater than our voting interest. We have the power to direct the activities that most significantly impact the economic performance of One Commerce Square and Two Commerce Square and we have the obligation to absorb losses or the right to receive benefits of these properties that could potentially be significant to the properties.

Murano

We also consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected on our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner has a stated ownership interest of 27%. After full repayment of the Murano mortgage loan, which has a balance of $6.9 million at December 31, 2012,

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company may receive distributions, if any, in excess of our stated 73% ownership interest if certain return thresholds are met.

Austin - Madison International Realty

TPG Austin Partner, LLC was deemed to be variable interest entity because the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by the members, TPG has a controlling financial interest in this entity and the members have disproportionate voting rights. TPG is considered the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of entity. The 33.3% equity interest in TPG Austin Partner, LLC owned by Madison International Realty ("Madison") is reflected under the "Noncontrolling Interests" caption on our consolidated balance sheets. We consolidate this entity, which has a 50% interest in TPG/CalSTRS Austin, LLC, and which is further discussed in Note 3, because we have a controlling financial interest.

Refer to Note 3 for discussion of the TPG/CalSTRS, TPG/CalSTRS Austin LLC, and the Austin Portfolio Joint Venture Predecessor, which were determined to be variable interest entities for which we are not considered the primary beneficiary.

Included in total assets on TPG's consolidated balance sheets are the following assets for each listed investment in which a noncontrolling interest is held by an unaffiliated partner. The assets of each listed entity can only be used to settle the liabilities of that entity as follows (in thousands):

	As of December 31,
	2012	2011
One Commerce Square	$133,987	$132,470
Two Commerce Square	142,436	137,003
Murano	37,687	44,715
TPG Austin Partner, LLC	106,031	—
	$420,141	$314,188

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest, real estate taxes, insurance and other development related costs incurred during construction periods are capitalized and depreciated on the same basis as the related assets. Included in investments in real estate is capitalized interest of $6.8 million and $17.1 million as of December 31, 2012 and 2011, respectively. There was $0.03 million interest capitalized for the year ended December 31, 2011. There was no interest capitalized for the year ended December 31, 2012.

FASB ASC 805-10, “Business Combinations” ("ASC 805"), requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. ASC 805-10 also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity. In addition, ASC 805-10 requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. Refer to Purchase Accounting for Acquisition of Interests in Real Estate Entities elsewhere in this Note 2 for further details.

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

We generally estimate the fair value of rental properties utilizing a discounted cash flow analysis, which is a level 3 valuation under FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers. We also use quoted prices for identical instruments in active markets (level 1), and quoted prices for similar instruments in active and/or inactive markets (level 2) as part of our fair value considerations under ASC 820.

For the year ended December 31, 2012, we recorded a $12.0 million impairment charge to reduce the book value of Campus El Segundo to its estimated fair value which was based on the pending contract price to sell this development project and is considered a level 1 valuation. Additionally, we recorded a $0.7 million impairment charge to reduce the book value of certain Four Points Centre land parcels to estimated net sales proceeds under pending contracts to sell these land parcels which were also considered level 1 valuations.

For the year ended December 31, 2011, we recorded an $8.0 million impairment charge representing the balance of the capitalized expenditures for the MetroStudio@Lankershim project. This was a potential development site in Los Angeles, California. We received a breakup fee of $9.0 million from NBCU Universal ("NBCU") in connection with the termination of

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

this project, which consisted of a $0.5 million credit related to a previous payment by NBCU to TPG and a lump sum payment of $8.5 million paid in the fourth quarter of 2011. Additionally, the consolidated net income for the year ended December 31, 2011 included a $0.1 million impairment charge related to Four Points Centre to reflect the fair value of a retail building that was held for sale. The sale closed in January 2012, and we received net proceeds of $1.1 million.

Included in the consolidated net losses for the year ended December 31, 2010 , are pre-tax, non-cash impairment charges of $4.5 million , related to our Murano condominium project whose units are held for sale. We are required to record the condominium units at the lower of the carrying amount or estimated fair value as the condominium units meet the held for sale criteria of ASC 360. The impairment charge is included in the “Impairment loss” line item in our consolidated statements of operations. There were no corresponding impairment charges for the Murano for the years ended December 31, 2012 and 2011.

Also included in “Equity in net income (loss) of unconsolidated real estate entities” in our consolidated statements of operations for the years ended December 31, 2012 and 2011 are pre-tax, non-cash impairment charges of $0.6 million and $5.1 million, respectively, related to our joint venture investments summarized in the table below. There was no corresponding non-cash impairment charge for the year ended December 31, 2010. We recorded our share of the impairment loss at the joint venture level as these investments met the other-than-temporary impairment criteria of ASC 323.

Summary of impairment charges at unconsolidated real estate entities (in thousands except square footage amounts):

Property	Location	Rentable Square Feet (unaudited)	Percent Leased	Thomas Properties' Percentage Interest	Impairment Charge	Thomas Properties' Share of Impairment Charge (1)
As of and for the year ended December 31, 2012:
Fair Oaks Plaza	Fairfax, VA	179,688	84.9%	25.0%	$2,400	$600

As of and for the year ended December 31, 2011:
Brookhollow Central I - III (2)	Houston, TX	806,004	68.2%	25.0%	$7,773	$1,943
Fair Oaks Plaza	Fairfax, VA	179,688	86.6	25.0	6,200	1,550
Reflections II (3)	Reston, VA	64,253	100.0	25.0	6,400	1,600
					$20,373	$5,093
__________________

(1)	Included in Equity in net income (loss) of unconsolidated real estate entities in the Consolidated Statement of Operations.

(2)	Property sold in January 2012.

(3)	The sole tenant that occupied the property in 2011 vacated the building in 2012, and as of December 31, 2012, the property is vacant.

Deferred Leasing and Loan Costs

Deferred leasing commissions and other direct costs associated with the acquisition of tenants are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed. Leasing costs, net of related amortization, totaled $10.0 million and $11.2 million as of December 31, 2012 and 2011, respectively, and are included in deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets. For the years ended 2012, 2011 and 2010, amortization of leasing costs were $3.0 million, $2.2 million, and $2.3 million respectively.

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. Loan costs, net of related amortization, totaled $0.7 million and $1.1 million as of December 31, 2012 and 2011, respectively, and are included in deferred leasing and loan costs, net of accumulated amortization, in the accompanying consolidated balance sheets.

Deferred leasing and loan costs also include the carrying value of acquired in-place leases, which are discussed below.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Purchase Accounting for Acquisition of Interests in Real Estate Entities

Purchase accounting was applied, on a pro rata basis, to the assets and liabilities related to real estate entities for which we acquired interests, based on the percentage interest acquired. For purchases of additional interests that were consummated subsequent to January 1, 2009, the effective date of FASB ASC 805, “Business Combinations”, the acquired tangible assets, consisting of land, building, tenant and site improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, are recorded based in each case on their fair values.

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

In recording the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in other assets, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values, included in other liabilities, are accreted as an increase to rental income over the terms in the respective leases. As of December 31, 2012 and 2011, we had an asset related to above market leases of $0.2 million and $0.4 million, respectively, net of accumulated amortization of $1.7 million and $1.5 million, respectively, and a liability related to below market leases of $0.1 million and $0.3 million, respectively, net of accumulated accretion of $1.5 million and $1.5 million, respectively. The weighted average amortization period for our above and below market leases was approximately 1.5 years and 3.2 years, respectively as of December 31, 2012 compared to 2.2 years and 2.4 years for the above and below market leases as of December 31, 2011.

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

The table below presents the expected amortization (accretion) related to the acquired in-place lease value and acquired above and below market leases at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$313	$213	$204	$191	$189	$304	$1,414
Adjustments to rental revenues:
Above market leases	$147	$26	$18	$—	$—	$—	$191
Below market leases	(33)	(27)	(23)	(22)	(19)	—	(124)
Net adjustment to rental revenues	$114	$(1)	$(5)	$(22)	$(19)	$—	$67

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

Accounting for mandatorily redeemable financial instruments, among other things, requires that in specific instances they are classified as liabilities and recorded at their estimated settlement value each reporting period. Certain consolidated joint ventures of the Company have limited-lives and are not considered to be mandatorily redeemable upon final or other specified liquidation events. As of December 31, 2012, the Company has no mandatorily redeemable financial instruments.

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

Noncontrolling Interests of Partners in Consolidated Real Estate Entities

Noncontrolling interest of partners in consolidated real estate entities represents the other partners' proportionate share of equity in the partnerships and limited liability companies that we consolidate. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The impact of the straight line rent adjustment increased revenue by $0.2 million, $0.1 million, and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, the net impact of the amortization of acquired above market leases and acquired below market leases decreased revenue by $72,000, $22,800, and $2,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rents in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in rents and other receivables. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or specific credit considerations. If estimates of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of the existing tenant base, reviews of prospective tenant’s risk profiles prior to lease execution and continual monitoring of our tenant portfolio to identify potential problem tenants.

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
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

TPG's redemption of a 49% partnership interest in 2121 Market Street did not meet the criteria for profit recognition under the full-accrual method as described in FASB ASC 360-20-40-3 as a result of the guarantee provided by TPG of up to $14.0 million on a mortgage loan secured by a first trust deed on the property. As such, a $9.6 million deferred gain related to this transaction is reflected in the Deferred Revenue caption on our consolidated balance sheets.

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

Forfeited customer deposits are recognized as revenue in the period in which we determine that the customer will not complete the purchase of the condominium unit and when we determine that we have the right to keep the deposit. There were no forfeitures in for the years ended December 31, 2012, 2011 and 2010.

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

FASB ASC 740-10-30-17 “Accounting for Income Taxes” subsection "Initial Measurement" requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years. As of the years ended December 31, 2012 and 2011, the Company recorded a full valuation allowance of $17.7 million and $9.6 million, respectively, on its net deferred tax assets in excess of its liability for unrecognized tax benefits, due to uncertainty of future realization.

FASB ASC 740-10-25 "Accounting for Income Taxes" subsection "Recognition" clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB ASC 740. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards" ("ASU No. 2011-04"). ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was effective for the Company beginning January 1, 2012. The adoption of this update did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income" (“ASU No. 2011-05”). ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” ("ASU No. 2011-12"), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not have any material transactions resulting in reportable comprehensive income (loss).

In December 2011, the FASB issued ASU 2011-10, "Derecognition of in Substance Real Estate - a Scope Clarification (Topic 360)" ("ASU 2011-10"). This ASU modifies ASC 360-20, which specifies circumstances under which the parent (reporting entity) of an “in substance real estate” entity derecognizes that in substance real estate. Generally, if the parent ceases to have a controlling financial interest (as described under ASC 810-10) in the subsidiary as a result of a default on the subsidiary’s nonrecourse debt, then the subsidiary’s in substance real estate and related debt, as well as the corresponding results of operations, will continue to be included in the consolidated financial statements and not be removed from the consolidated results until legal title to the real estate is transferred. ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 did not have a material effect on our financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for unconsolidated real estate entities and for activity associated with real estate held for disposition, with no effect to previously reported net income and equity.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties, TPG/CalSTRS Austin, LLC properties and the Austin Portfolio Joint Venture Predecessor properties. TPG/CalSTRS owns the following properties as of December 31, 2012:

•	City National Plaza (acquired January 2003)

•	Reflections I (acquired October 2004)

•	Reflections II (acquired October 2004)

•	San Felipe Plaza (acquired August 2005)

•	CityWestPlace land (acquired June 2006)

•	CityWestPlace (acquired June 2006)

•	Fair Oaks Plaza (acquired January 2007)

The following properties were disposed by TPG/CalSTRS during 2011 and 2012:

•	Four Falls Corporate Center (acquired March 2005, disposed of October 2011)

•	Oak Hill Plaza (acquired March 2005, disposed of October 2011)

•	Walnut Hill Plaza (acquired March 2005, disposed of October 2011)

•	2500 CityWest and two adjacent land parcels (acquired August 2005, disposed of November 2011)

•	Centerpointe I and II (acquired January 2007, disposed of December 2011)

•	Brookhollow Central I, II and III (acquired August 2005, disposed of January 2012)

•	CityWestPlace land - certain land parcels (acquired June 2006, disposed of November 2012)

TPG Austin Partner, LLC, a limited liability company formed in September 2012 by TPG and Madison, owns a 50% interest in TPG/CalSTRS Austin, LLC, which owns the following properties that were acquired from Austin Joint Venture Predecessor:

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

•	San Jacinto Center (acquired September 2012)

•	Frost Bank Tower (acquired September 2012)

•	One Congress Plaza (acquired September 2012)

•	One American Center (acquired September 2012)

•	300 West 6th Street (acquired September 2012)

•	Park Centre (acquired September 2012)

•	Great Hills Plaza (acquired September 2012)

•	Westech 360 I-IV (acquired September 2012)

The following properties were disposed by the Austin Joint Venture Predecessor in 2012:

•	Research Park Plaza I & II (acquired June 2007, disposed of July 2012)

•	Stonebridge Plaza II (acquired June 2007, disposed of July 2012)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of December 31, 2012.

2121 Market Street	1.0%
TPG/CalSTRS Austin, LLC (1)	50.0%
TPG/CalSTRS:
City National Plaza	7.9%
All properties, excluding City National Plaza	25.0%
__________________
(1) TPG Austin Partner, LLC, a limited liability company owned by TPG and Madison, a noncontrolling interest partner, owns 50% of TPG/CalSTRS Austin, LLC. The effective ownership of TPG and Madison in the underlying eight properties of TPG/CalSTRS Austin, LLC is 33.3% and 16.7%, respectively.

We review the facts and circumstances of each distribution from unconsolidated entities to determine how to classify it on the consolidated statements of cash flows. Distributions received from unconsolidated entities that represent returns on the Company's investment are reported as cash flows from operating activities, consistent with ASC
230-10-45-16. Cash distributions from unconsolidated entities that represent returns of the Company's investment are reported as cash flows from investing activities, consistent with ASC 230-10-45-12.

Distributions are deemed to be returns on the Company's investment, and recorded as operating inflows, unless the cumulative distributions exceed the cumulative equity in earnings recognized by the Company. The excess distributions are deemed to be returns of the investment and are classified as investing cash flows. Distributions received in excess of cumulative contributions are deemed a return on investment and classified as operating cash flows.

We evaluated unconsolidated investments with negative carrying amounts to determine if the equity method of accounting is still appropriate, consistent with ASC 323-10-35-19 through 26. The Company's investment in 2121 Market
Street had a negative carrying amount of $0.3 million and $2.5 million as of December 31, 2012 and 2011, respectively. The Company reduced its investment balance below zero due to the receipt of distributions and recording of our share of investee losses in excess of our investment, because we had guaranteed up to a maximum of $14.0 million and $3.3 million of 2121 Market Street's outstanding mortgage loan as December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we redeemed a 49% interest in 2121 Market Street and retained a 1% limited partnership interest.

With respect to the Company's investment in TPG/CalSTRS, we had a positive carrying amount as of December 31,
2011, of approximately $3.5 million, and a negative carrying amount of approximately $9.8 million as of December 31, 2012.
The Company made a commitment to fund tenant improvements, other capital improvements, debt repayment or debt repurchase of properties owned by TPG/CalSTRS up to $10.9 million and $13.9 million as of December 31, 2012 and
2011, respectively. In addition, the Company made a commitment to fund temporary operating cash shortfalls, not more frequently than once a month, up to $1.25 million in the aggregate for all the TPG/CalSTRS properties.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Investments in unconsolidated real estate entities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011
ASSETS:
TPG/CalSTRS:
City National Plaza	$—	$(23,598)
Reflections I	—	692
Reflections II	—	(225)
San Felipe Plaza	—	1,352
Brookhollow Central I, II and III	—	7,220
CityWestPlace and CityWestPlace Land	—	16,348
Fair Oaks Plaza	—	(108)
Austin Portfolio Investor	—	(3,556)
Austin Portfolio Lender	—	4,638
TPG/CalSTRS	—	736
	—	3,499
Austin Portfolio Joint Venture Predecessor:
Austin Portfolio Holdings & Syndication Partners	—	2,602
Frost Bank Tower	—	559
300 West 6th Street	—	252
San Jacinto Center	—	209
One Congress Plaza	—	311
One American Center	—	(195)
Stonebridge Plaza II	—	502
Park Centre	—	1,489
Research Park Plaza I & II	—	280
Westech 360 I-IV	—	1,045
Great Hills Plaza	—	819
	—	7,873
TPG/CalSTRS Austin, LLC:
Austin Portfolio Holdings & Syndication Partners	(63)	—
Frost Bank Tower	30,459	—
300 West 6th Street	19,418	—
San Jacinto Center	10,437	—
One Congress Plaza	13,368	—
One American Center	(3,875)	—
Park Centre	14,048	—
Westech 360 I-IV	12,673	—
Great Hills Plaza	9,745	—
	106,210	—
Total reflected in investments in unconsolidated real estate entities	$106,210	$11,372

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

LIABILITIES:
TPG/CalSTRS:
City National Plaza	$(22,859)	$—
Reflections I	545	—
Reflections II	(439)	—
San Felipe Plaza	1,675	—
CityWestPlace and CityWestPlace Land	11,931	—
Fair Oaks Plaza	(1,046)
Austin Portfolio Investor	(74)	—
Austin Portfolio Lender	2	—
TPG/CalSTRS	457	—
	(9,808)	—
2121 Market Street	(276)	(2,538)
Total reflected in losses and distributions in excess of investments in unconsolidated real estate entities	(10,084)	(2,538)
Net investments in unconsolidated real estate entities	$96,126	$8,834

The following is a summary of the net investments in unconsolidated real estate entities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Net Investment balance, December 31, 2009	$14,458
Contributions	15,575
Other comprehensive income	107
Equity in net income (loss) of unconsolidated real estate entities	(1,184)
Distributions	(10,970)
Redemption of redeemable noncontrolling interest	(11)
Net Investment balance, December 31, 2010	$17,975
Contributions	3,763
Other comprehensive income	24
Equity in net income (loss) of unconsolidated real estate entities	19,951
Distributions	(32,868)
Other	(11)
Net Investment balance, December 31, 2011	$8,834
Contributions including $35,054 contributed by Madison	113,340
Other comprehensive income	1
Equity in net income (loss) of unconsolidated real estate entities	(3,672)
Distributions	(35,889)
Redemption of 2121 Market Street interest	13,524
Other	(12)
Net Investment balance, December 31, 2012	$96,126

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The total capital commitment to TPG/CalSTRS was $511.7 million as of December 31, 2012, of which approximately $2.9 million and $10.9 million was unfunded by CalSTRS and us, respectively.

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

On March 6, 2010, an aggregate of $96.5 million in mortgage loans owed by subsidiaries of TPG/CalSTRS (the “borrowers”) on unconsolidated properties at Four Falls Corporate Center, Oak Hill Plaza, and Walnut Hill Plaza in suburban Philadelphia matured and became due in full. The borrowers elected not to make payment on these loans. These loans were non-recourse to the borrowers and the Company. In June 2011, the Court of Common Pleas of Montgomery County, PA approved the appointment of a Receiver. In October 2011, a foreclosure sale, by stipulation with the lender, occurred whereby TPG/CalSTRS was relieved of the obligation to pay the remaining debt on Oak Hill Plaza, Walnut Hill Plaza and Four Falls Corporate Center. TPG/CalSTRS recognized a $28.7 million gain on extinguishment of debt upon disposition of these properties, of which TPG's share was $7.2 million.

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

As of December 31, 2012 and 2011, we recorded impairment charges of $2.4 million and $6.2 million, respectively, on Fair Oaks Plaza, a TPG/CalSTRS joint venture property, to reduce the book value of the property to the estimated fair value. TPG's share of each impairment charge was $0.6 million and $1.6 million, respectively. As of December 31, 2011, we recorded an impairment charge of $6.4 million to reduce the book value of Reflections II, a TPG/CalSTRS joint venture property, to the estimated fair value. TPG's share of the impairment charge was $1.6 million.

The TPG/CalSTRS joint venture is deemed to be a variable interest entity for which we are not considered to be the primary beneficiary. CalSTRS and TPG acting together are considered to have the power to direct the activities of the joint venture that most significantly impact the joint venture economic performance and therefore neither TPG nor CalSTRS is considered to be the primary beneficiary. We determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the TPG/CalSTRS venture agreement requires unanimous approval by the two members.

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

In connection with the Austin Portfolio Joint Venture Predecessor, TPG/CalSTRS was not considered to be the primary beneficiary due to the fact that the power to direct the activities of the joint venture was shared among multiple unrelated parties such that no one party had the power to direct the activities of the joint venture that most significantly impact the joint venture's

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

economic performance. In connection with the Austin Portfolio Joint Venture Predecessor, we determined the key activities that determined the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the Austin Portfolio Joint Venture Predecessor partnership agreement required either unanimous or majority approval of decisions by the respective partners. We therefore determined the power to direct the activities to be shared amongst the partners so that no one partner had the power to direct the activities that most significantly impact the partnership's economic performance. This portfolio was acquired by TPG/CalSTRS Austin, LLC in September 2012.

As of December 31, 2012, our total maximum exposure to loss to TPG/CalSTRS and the TPG/CalSTRS Austin, LLC is:

(1)	Our net equity investment in the various properties controlled by TPG/CalSTRS and TPG/CalSTRS Austin, LLC as of December 31, 2012, was $96.1 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective limited liability companies. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of December 31, 2012, we had total receivables of $1.7 million and $0.5 million related to TPG/CalSTRS and the TPG/CalSTRS Austin, LLC, respectively.

(3)	Unfunded capital commitments to the TPG/CalSTRS was $10.9 million as of December 31, 2012.

(4)
TPG/CalSTRS Austin, LLC owns the eight Austin properties and TPG, together with Madison, have unfunded capital commitments of approximately $14.4 million. Of that amount, TPG's unfunded capital commitment is approximately $9.6 million or 66.67% as of December 31, 2012.

Following is summarized financial information for the unconsolidated real estate entities as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Summarized Balance Sheets

	2012	2011
ASSETS
Investments in real estate, net	$1,564,068	$1,709,601
Receivables including deferred rents, net	67,175	82,354
Deferred leasing and loan costs, net	135,928	91,838
Other assets	51,838	52,016
Assets associated with discontinued operations	219	205,584
Total assets	$1,819,228	$2,141,393
LIABILITIES AND OWNERS’ EQUITY
Mortgage loans	$1,376,344	$1,574,071
Acquired below market leases, net	32,229	33,333
Prepaid rent and deferred revenue	6,399	9,982
Accounts and interest payable and other liabilities	66,078	61,951
Liabilities associated with discontinued operations	169	154,737
Total liabilities	1,481,219	1,834,074
Owners’ equity:
Thomas Properties, including $- and $1 of other comprehensive loss as of 2012 and 2011, respectively	100,451	15,267
Other owners, including $- and $21 of other comprehensive loss as of 2012 and 2011, respectively	237,558	292,052
Total owners’ equity	338,009	307,319
Total liabilities and owners’ equity	$1,819,228	$2,141,393

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Summarized Statements of Operations

	2012	2011	2010
Revenues	$264,698	$255,509	$254,364
Expenses:
Property operating and maintenance	107,590	100,470	98,813
Real estate taxes	35,756	32,397	31,401
Interest expense	96,819	95,769	88,545
Depreciation and amortization	88,662	92,211	89,109
Impairment loss	2,400	12,600	—
Total expenses	331,227	333,447	307,868
Income (loss) from continuing operations	(66,529)	(77,938)	(53,504)
Gain (loss) on early extinguishment of debt	—	—	2,266
Gain (loss) on disposition of real estate	(45,866)	621	11
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate, gain on extinguishment on debt and impairment loss	237	663	(11,934)
Gain (loss) on disposition of real estate	142	98,752	—
Gain (loss) on extinguishment of debt	—	6,661	9,524
Impairment loss	(5,020)	(12,759)	—
Income (loss) from discontinued operations	(4,641)	93,317	(2,410)
Net income (loss)	$(117,036)	$16,000	$(53,637)
Thomas Properties’ share of net income (loss)	$(7,864)	$16,441	$(4,659)
Intercompany eliminations	4,192	3,510	3,475
Equity in net income (loss) of unconsolidated real estate entities	$(3,672)	$19,951	$(1,184)

Included in the preceding summarized balance sheets as of December 31, 2012 and 2011, are the following balance sheets of TPG/CalSTRS, LLC (in thousands) (unaudited):

	2012	2011
ASSETS
Investments in real estate, net	$759,512	$804,961
Receivables including deferred rents, net	63,881	64,595
Investments in unconsolidated real estate entities	659	41,278
Deferred leasing and loan costs, net	51,273	55,417
Other assets	28,347	23,660
Assets associated with real estate held for disposition	116	72,635
Total assets	$903,788	$1,062,546
LIABILITIES AND MEMBERS’ EQUITY
Mortgage loans	$747,610	$768,188
Accounts and interest payable and other liabilities	32,182	42,296
Liabilities associated with real estate held for disposition	25	42,141
Total liabilities	779,817	852,625
Members’ equity:
Thomas Properties, including $- and $1 of other comprehensive loss as of 2012 and 2011, respectively	(5,580)	17,137
CalSTRS, including $- and $4 of other comprehensive loss as of 2012 and 2011, respectively	129,551	192,784
Total members’ equity	123,971	209,921
Total liabilities and members’ equity	$903,788	$1,062,546

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Included in the preceding summarized balance sheet as of December 31, 2012 is the following balance sheet of TPG/CalSTRS Austin, LLC (in thousands) (unaudited):

December 31, 2012
ASSETS
Investments in real estate, net	$804,556
Receivables including deferred rents, net	3,295
Deferred leasing costs, net	84,655
Other assets	20,871
Total assets	$913,377
LIABILITIES AND MEMBERS’ EQUITY
Mortgage loans	$628,733
Accounts and interest payable and other liabilities	44,281
Acquired below market leases, net	28,302
Total liabilities	701,316
Members' equity	212,061
Total liabilities and members’ equity	$913,377

Following is summarized financial information by real estate entity for the years ended December 31, 2012, 2011 and 2010 and includes TPG/CalSTRS Austin, LLC from inception, September 11, 2012 (in thousands) :

	Year Ended December 31, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$165,786	$30,005	$69,757	$(850)	$264,698
Expenses:
Property operating and maintenance	—	77,057	8,794	19,397	2,342	107,590
Real estate taxes	—	17,499	5,333	12,924	—	35,756
Interest expense	—	44,390	10,849	43,664	(2,084)	96,819
Depreciation and amortization	—	46,749	14,122	27,791	—	88,662
Impairment loss	—	2,400	—	—	—	2,400
Total expenses	—	188,095	39,098	103,776	258	331,227
Income (loss) from continuing operations	—	(22,309)	(9,093)	(34,019)	(1,108)	(66,529)
Equity in net income (loss) of unconsolidated real estate entities	—	(16,504)	—	—	16,504	—
Gain (loss) on disposition of real estate	—	14,210	—	(59,961)	(115)	(45,866)
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate, gain on extinguishment on debt and impairment loss	221	690	—	(674)	—	237
Gain (loss) on disposition of real estate	—	66	—	76	—	142
Impairment loss	—	—	—	(5,020)	—	(5,020)
Income (loss) from discontinued operations	221	756	—	(5,618)	—	(4,641)
Net income (loss)	$221	$(23,847)	$(9,093)	$(99,598)	$15,281	$(117,036)
Thomas Properties’ share of net income (loss)	$110	$2,797	$(4,546)	$(6,225)	$—	$(7,864)
Intercompany eliminations						4,192
Equity in net income (loss) of unconsolidated real estate entities						$(3,672)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

	Year Ended December 31, 2011
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$161,410	$—	$94,749	$(650)	$255,509
Expenses:
Property operating and maintenance	—	72,451	—	29,748	(1,729)	100,470
Real estate taxes	—	16,014	—	16,383	—	32,397
Interest expense	—	45,675	—	52,225	(2,131)	95,769
Depreciation and amortization	—	47,070	—	45,140	1	92,211
Impairment loss	—	12,600	—	—	—	12,600
Total expenses	—	193,810	—	143,496	(3,859)	333,447
Income (loss) from continuing operations	—	(32,400)	—	(48,747)	3,209	(77,938)
Equity in net income (loss) of unconsolidated real estate entities	—	(9,136)	—	—	9,136	—
Gain (loss) on disposition of real estate	—	621	—	—	—	621
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate, gain on extinguishment on debt and impairment loss	697	(866)	—	832	—	663
Gain (loss) on disposition of real estate	—	98,752	—	—	—	98,752
Gain (loss) on early extinguishment of debt	—	6,661	—	—	—	6,661
Impairment loss	—	(7,773)	—	(4,986)	—	(12,759)
Income (loss) from discontinued operations	697	96,774	—	(4,154)	—	93,317
Net income (loss)	$697	$55,859	$—	$(52,901)	$12,345	$16,000
Thomas Properties’ share of net income (loss)	$348	$19,088	$—	$(2,995)	$—	$16,441
Intercompany eliminations						3,510
Equity in net income (loss) of unconsolidated real estate entities						$19,951

	Year Ended December 31, 2010
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$161,172	$—	$93,808	$(616)	$254,364
Expenses:
Property operating and maintenance	—	70,812	—	29,643	(1,642)	98,813
Real estate taxes	—	15,523	—	15,878	—	31,401
Interest expense	—	39,826	—	48,721	(2)	88,545
Depreciation and amortization	—	46,669	—	42,440	—	89,109
Total expenses	—	172,830	—	136,682	(1,644)	307,868
Income (loss) from continuing operations	—	(11,658)	—	(42,874)	1,028	(53,504)
Gain (loss) on early extinguishment of debt	—	2,266	—	—	—	2,266
Equity in net income (loss) of unconsolidated real estate entities	—	(6,924)	—	—	6,924	—
Gain (loss) on disposition of real estate	—	—	—	11	—	11
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate, gain on extinguishment on debt and impairment loss	226	(11,967)	—	(193)	—	(11,934)
Gain (loss) on early extinguishment of debt	—	9,524	—	—	—	9,524
Income (loss) from discontinued operations	226	(2,443)	—	(193)	—	(2,410)
Net income (loss)	$226	$(18,759)	$—	$(43,056)	$7,952	$(53,637)
Thomas Properties’ share of net income (loss)	$113	$(2,081)	$—	$(2,691)	$—	$(4,659)
Intercompany eliminations						3,475
Equity in net income (loss) of unconsolidated real estate entities						$(1,184)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

For the year ended December 31, 2012, one tenant accounted for approximately 12.0% of rent and tenant reimbursements (excluding tenant reimbursement for over-standard usage of certain operating expenses) of TPG/CalSTRS. The lease expire in 2021. For the years ended December 31, 2011 and 2010, there were no tenants accounting for 10% or more, of rent and tenant reimbursements of TPG/CalSTRS.

For the year ended December 31, 2012, there were no tenants accounting for 10% or more, of rent and tenant reimbursements (excluding tenant reimbursement for over-standard usage of certain operating expenses) of TPG/CalSTRS Austin, LLC.

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of December 31, 2012 and 2011:

	2012	2011
Our share of owners’ equity recorded by unconsolidated real estate entities	$100,451	$15,267
Intercompany eliminations and other adjustments	(4,325)	(6,433)
Investments in unconsolidated real estate entities	$96,126	$8,834

4. Mortgage Loans

A summary of the outstanding mortgage loans as of December 31, 2012 and 2011 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan, partially guaranteed the Four Points Centre mortgage loan, under which our liability is currently limited to a maximum of $12.3 million, and provided a limited guaranty for the Murano mortgage loan. See footnote 5 to the table below for further details regarding the Murano limited guaranty. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

			Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Mortgage Loan	Interest Rate at December 31, 2012		As of December 31, 2012	As of December 31, 2011
One Commerce Square (1)	5.67%		$126,869	$128,529	1/6/2016	1/6/2016
Two Commerce Square (2)	6.30%		106,612	107,112	5/9/2013	5/9/2013
Campus El Segundo (3)	LIBOR +	3.75%	14,500	14,500	10/31/2013	10/31/2014
Four Points Centre (4)	LIBOR +	3.50%	26,453	23,908	7/31/2014	7/31/2015
Murano (5)	LIBOR +	3.75%	6,941	15,474	12/15/2013	12/15/2013
Total mortgage loans			$281,375	$289,523

The 30 day LIBOR rate for the loans above was 0.21% at December 31, 2012.
______________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)
On March 8, 2013, we entered into a loan agreement with a lender for a new mortgage on Two Commerce Square in the amount of $112.0 million. The loan, which has a fixed interest rate of 3.96% for a ten year term, funded on March 8, 2013. The loan replaced the existing mortgage on the property that had an outstanding balance of $106.6 million as of December 31, 2012, and a maturity date of May 9, 2013, and was open to prepayment without penalty on and after March 8, 2013.

(3)
The interest rate as of December 31, 2012 was 4.00% per annum. The Campus El Segundo mortgage loan has an October 31, 2013 maturity date with one remaining twelve month extension. A $2.5 million principal paydown is due April 30, 2013. We have guaranteed this loan. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of December 31, 2012.

(4)
The interest rate as of December 31, 2012 was 3.75% per annum. As of December 31, 2012, $4.2 million was available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The loan has a

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

one-year extension option at our election subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5% , and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If the loan-to-value ratio or the minimum debt yield is not met, we can pay down the principal balance in an amount sufficient to satisfy the requirement. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan.

Beginning in August, 2014, we are required to pay down the loan balance by $42,000 each month. As of December 31, 2012, the property had a net operating loss. We have guaranteed completion of the tenant improvements and 46.5% of the balance of the outstanding principal balance and interest payable on the loan, which results in a maximum guarantee of $12.3 million as of December 31, 2012. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of December 31, 2012. We have also provided additional collateral of fully entitled unimproved land, which is immediately adjacent to the office buildings.

Subsequent to December 31, 2012, we sold certain land parcels at Four Points Centre, resulting in paydowns of $6.9 million on the loan. The remaining collateral of fully entitled unimproved land adjacent to the office buildings is approximately 19.9 acres.

(5)
The interest rate as of December 31, 2012 was 4.00% per annum and the loan matures on December 15, 2013. Repayment of this loan is being made with proceeds from the sales of condominium units. On June 30, 2013, the loan is subject to a maximum balance of $4.3 million. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80.0% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default. Based on two units that have settled subsequent to December 31, 2012, and five additional units scheduled to settle in February and March, 2013, the loan will be reduced to approximately $3.3 million.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at December 31, 2012 and 2011, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	2012	2011
One Commerce Square	$5,245	$5,471
Two Commerce Square	6,258	5,030
Murano	108	115
Restricted cash - consolidated properties	$11,611	$10,616

As of December 31, 2012, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2013	$136,713	$136,713
2014	21,457	2,094
2015	1,996	21,359
2016	121,209	121,209
2017	—	—
Thereafter	—	—
	$281,375	$281,375

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

5.	Earnings (Loss) per Share

Under FASB ASC 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earning per share. Basic earnings per share is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accrued during the respective period. Participating securities, which include restricted stock, incentive units and stock options, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities, including restricted stock, incentive units and stock options, represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. We only present the earnings per share attributable to the common shareholders.
Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the years ended December 31, 2012 and 2010, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.
In November 2011, the board of directors reinstated dividend payments and a quarterly dividend of $0.015 per common share which was paid in December 2011. During 2012, the board of directors declared and paid three quarterly dividends of $0.015 per common share to common stockholders and a quarterly dividend of $0.02 per common share in the fourth quarter.

The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the years ended December 31, 2012, 2011 and 2010 (in thousands except share and per share amounts):

	2012	2011	2010
Net income (loss) attributable to common shares	$(25,396)	$5,860	$(11,472)
Dividends to participating securities
Unvested restricted stock	—	—	—
Unvested incentive units	—	—	—
Net income (loss) attributable to common shares, net of dividends to participating securities	$(25,396)	$5,860	$(11,472)
Weighted average common shares outstanding—basic	41,631,796	36,619,558	33,684,101
Weighted average common shares outstanding—diluted (1)	41,631,796	36,865,286	33,684,101
Income (loss) per share—basic and diluted	$(0.61)	$0.16	$(0.34)
Dividends declared per share	$0.065	$0.015	$—
(1) Basic and diluted shares are calculated in accordance with GAAP, and include common shares plus dilutive equity instruments, as appropriate. For the years ended December 31, 2012 and 2010, all potentially dilutive instruments have been excluded from the computation of weighted average dilutive shares outstanding because they were anti-dilutive.

6.	Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. An Operating Partnership unit and a share of our common stock have essentially the same economic

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of December 31, 2012 and 2011, we held a 78.7% and 74.7% interest in the Operating Partnership respectively.

Issuances of Common Stock

In June 2012, the Company sold in a private placement an aggregate of 8,695,653 shares of common stock at a price of $5.75 per share, for aggregate gross proceeds of $50.0 million. The Company did not pay any underwriting discounts or commissions with respect to the sale of the common stock, but the Company agreed to reimburse the investors for certain transaction expenses totaling $0.5 million. In connection with the transaction, on August 2, 2012, the Company's Board of Directors elected Bradley H. Carroll to the Board. The Company also granted certain registration rights to the investor group generally requiring the company to register their shares with the Securities and Exchange Commission within 24 months of May 2012.

In April 2010, we established an “at the market” (ATM) stock offering program through which we may sell from time to time up to an aggregate of $30.0 million of common stock through a sales agent. During the year ended December 31, 2010, we sold 4.3 million shares of common stock at prices ranging from $3.67 to $5.03 per share in our “at-the-market” equity offering program. These sales resulted in gross proceeds of $15.9 million and net proceeds of $15.5 million, which were used for general corporate purposes. There were no ATM sales in 2012 and 2011. As of December 31, 2012, the ATM offering program was inactive.

See also Exchange of Noncontrolling Operating Partnership Units below for information regarding a redemption during the years ended December 31, 2012 and 2010.

Limited Voting Stock

Each Operating Partnership unit issued in connection with the formation of our Operating Partnership at the time of our initial public offering in 2004 was paired with one share of limited voting stock. Operating Partnership units issued under other circumstances, including upon the conversion of incentive units granted under the Incentive Plan, are not paired with shares of limited voting stock. These shares of limited voting stock are not transferable separate from the limited partnership units they are paired with, and each Operating Partnership unit is redeemable together with one share of limited voting stock by its holder for cash, or, at our election, one share of our common stock. Each share of limited voting stock entitles its holder to one vote on the election of directors, certain extraordinary transactions, including a merger or sale of our Company, and amendments to our certificate of incorporation. Shares of limited voting stock are not entitled to any regular or special dividend payments or other distributions, including any dividends or other distributions declared or paid with respect to shares of our common stock or any other class or series of our stock, and are not entitled to receive any distributions in the event of liquidation or dissolution of our Company. Shares of limited voting stock have no class voting rights, except to the extent required by Delaware law. Any redemption of a unit in our Operating Partnership will be redeemed together with a share of limited voting stock in accordance with the redemption provisions of the Operating Partnership agreement, and the share of limited voting stock will be canceled and not subject to reissuance. As of December 31, 2012, there were 12,313,331 limited voting stock outstanding.

Incentive Partnership Units

We have issued a total of 1,377,714 incentive units as of December 31, 2012 to certain executives. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Operating Partnership units in the Operating Partnership and rank pari passu with the Operating Partnership units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Operating Partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Operating Partnership units to the extent of the incentive units’ economic capital account balance. We had 46,126,481 shares of common stock and 12,313,331 Operating Partnership units outstanding as of December 31, 2012, and 224,100 vested and unvested incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component under the "Noncontrolling Interests" caption in the equity section of our consolidated balance sheets.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Exchange of Noncontrolling Operating Partnership Units

During the year ended December 31, 2010, 1.5 million noncontrolling Operating Partnership units were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the noncontrolling Operating Partnership unitholders. For the year ended December 31, 2012, 135,834 vested incentive units were redeemed for the Company's common stock. There were no redemptions during the year ended December 31, 2011.

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the“ Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 411,608, remain available for grant as of December 31, 2012 (see table below for details). In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

December 31, 2012
Total awards authorized for issuance	3,361,906
Less:
Incentive unit grants	1,377,714
Restricted stock grants	1,168,267
Stock option awards, net of forfeitures	404,317
Awards available for grant	411,608

Restricted Stock

Under our Incentive Plan, we have issued the following restricted shares to executives of the Company:

Grant Date	Shares		Aggregate Value (in thousands)		Vesting Status
October 2004	46,667		$560		Fully vested
February 2006	60,000		740		Fully vested
March 2007	100,000		1,580		Fully vested
March 2008	100,000		855		Fully vested
January 2009	410,000	(1)	863	(4)	Partially vested
January 2010	100,000		263		Fully vested
January 2011	151,601	(2)	398	(4)	Partially vested
February 2012	199,999	(3)	207	(4)	Not vested
Issued from Inception to December 31, 2012	1,168,267		$5,466
______________________
(1) In January 2009, we issued 410,000 restricted shares to executives which vest over a period of five years. Fifty percent of the restricted shares vest based on stock performance. The other fifty percent are discretionary vesting shares based on individual and Company goals, which are currently reserved and will be considered granted upon vesting. As of December 31, 2012, there was 82,000 performance based and 123,000 discretionary based shares fully vested and 123,000 performance based and 82,000 discretionary based shares remain unvested.
(2) In January 2011, we issued 151,601 restricted shares to executives which vest over a period of two years. Fifty percent of the restricted shares vest based on stock performance. The other fifty percent are discretionary vesting shares based on individual and Company goals, which are currently reserved and will be considered granted upon vesting. As of

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

December 31, 2012, there was 37,898 discretionary based shares fully vested and 75,802 performance based and 37,901 discretionary based shares remain unvested.
(3) In February 1, 2012, we issued 199,999 restricted shares to executives which vest over a period of two years. Fifty percent of the restricted shares vest based on stock performance and had a total fair market value of approximately $0.2 million. The other fifty percent are discretionary vesting shares based on goals determined by the Compensation Committee, which are currently reserved and will be considered granted and fully expensed upon vesting. As of December 31, 2012, there was 100,001 performance based and 99,998 discretionary based shares that remain unvested.
(4) Aggregate fair value as of grant date for the shares that vest based on stock performance and discretionary shares that have vested.

The fair value of the restricted stock grants is determined based on the Company’s common stock price at the date of grant. The fair value of restricted stock grants with market conditions is adjusted for the effect of those market conditions; this is estimated by a third-party valuation consultant. Holders of restricted stock have full voting rights and receive any dividends paid.

Under our Non-Employee Directors Plan, we have issued 30,935 shares of outstanding restricted shares to our non-employee directors. These shares are fully vested as of December 31, 2012 and the aggregate value of these shares is $0.4 million.

We recognized non-cash compensation expense and the related income tax benefit for the vesting of restricted stock grants for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands). For the years ended December 31, 2012, 2011, and 2010, a full valuation allowance was recorded against the applicable income tax benefit.

	2012	2011	2010
Compensation expense	$567	$530	$552
Income tax benefit	$220	$210	$221

The weighted-average grant date fair value of restricted stock granted to executives during the year ended December 31, 2012 was $2.07 per share. No grants of restricted stock were made to non-employee directors during the years ended December 31, 2012 and 2011. As of December 31, 2012, there was $86,000 of total unrecognized compensation cost related to the unvested performance based restricted stock under the Incentive Plan. The unrecognized compensation expense is expected to be recognized over a weighted average period of 0.9 year.

Incentive Partnership Units

Under our Incentive Plan, we have issued the following incentive units to certain executives:

	Incentive Units		Aggregate Value (in thousands)		Vesting Status
Issued in October 2004	730,003		$8,443		Fully vested
Issued in 2006	120,000		1,463		Fully vested
Issued in 2007	183,333		2,728		Fully vested
Issued in 2008	270,000	(1)	2,006	(3)	Fully vested
Issued in 2011	74,378	(2)	194	(3)	Partially vested
Issued from Inception to December 31, 2012	1,377,714		$14,834

(1) During September 2012, the remaining 12,918 incentive units subject to market based performance measures vested.
(2) In January 2011, we issued 74,378 incentive units, which vest over a two year period. At issuance date, 37,189 units were subject to market based performance measures and 37,189 units were reserved and would be considered granted upon vesting, which would occur when it was determined that certain individual and Company goals have been met. During February 2012, 18,595 units subject to discretionary measures vested. Of the remaining incentive units, 37,189 units are subject to market based performance measures and 18,594 units are subject to discretionary measures.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

(3) Aggregate fair value as of grant date for the shares that vest based on stock performance and discretionary shares that have vested.

The fair value of the incentive unit grants is determined based on the Company’s common stock price at the date of grant and a discount for post-vesting restrictions estimated by a third-party valuation consultant.

For the years ended December 31, 2012, 2011 and 2010, we recorded compensation expense for the vesting of the incentive unit grants totaling $183,000, $199,000 and $90,000, respectively. As of December 31, 2012, compensation expense related to performance based incentive units had been fully expensed.

Stock options

Under our Incentive Plan, we have 373,829 stock options outstanding as of December 31, 2012. There were no stock option grants for the years ended December 31, 2012, 2011 and 2010. The options vest at the rate of one third per year over three years and expire ten years after the date of commencement of vesting. The fair market value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model. Below is a summary of the methodologies the Company utilized to estimate the assumptions used in the Black-Scholes option pricing model:

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

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FASB ASC 718 “Compensation—Stock Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience.

The following is a summary of stock option activity under our Incentive Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	667,694	$12.75	6.3	—
Granted	—	—
Forfeitures	(59,770)	11.75
Exercised	—	—
Outstanding at December 31, 2010	607,924	12.85	5.4	—
Granted	—	—
Forfeitures	(72,778)	12.01
Exercised	—	—
Outstanding at December 31, 2011	535,146	12.97	4.3	—
Granted	—	—
Forfeitures	(161,317)	12.56
Exercised	—	—
Outstanding & exercisable at December 31, 2012	373,829	$13.14	3.0	—

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

 We recognized compensation expense and the related income tax benefit for stock options for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands). For the years ended December 31, 2011 and 2010, a full valuation allowance was recorded against the applicable income tax benefit.

	2012	2011	2010
Compensation expense	$—	$2	$30
Income tax benefit	$—	$1	$12

As of December 31, 2012, all stock options have vested and have been fully recognized. There were no stock options granted or exercised during years ended December 31, 2012, 2011 and 2010.

Phantom Shares

During 2011, a Phantom Share Plan was approved by the compensation committee of the board of directors and adopted by the full board of directors. The purpose of the Plan is to reward and retain senior executive officers of the Company. This Plan is an incentive award plan that pays cash or, if the stockholders of the Company approve and authorize the issuance of additional shares, common stock. Generally, the recipient must still be employed with the Company to receive the cash or stock. There were 677,933 phantom shares granted under the plan in 2011 with a total grant date fair value of approximately $1.0 million. Each phantom share award vests upon the earlier of (i) ratably, one-third on each anniversary of the grant date, subject to achievement of (x) with respect to 50% of each award, a Company stock appreciation target rate of up to 12% pro-rated, and (y) with respect to 50% of each award, other goals determined by the Compensation Committee, in each case only to the extent that at or after such time the Company's stockholders have approved the issuance of sufficient shares of common stock under the Company's 2004 Equity Incentive Plan, as amended, or any successor thereto, to settle awards under the Plan in common stock, and (ii) the fifth anniversary of the grant date, subject to such grantee's continued employment with the Company and achievement of the Company and other goals. During the first quarter of 2012, an additional 437,950 phantom shares were granted under the plan with the same terms as the 2011 grants with a total grant date fair value of approximately $0.9 million.

We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheet.

The fair value of the phantom share grants is estimated by a third-party valuation consultant. Holders of phantom shares do not have voting rights. We reassess the fair value at the end of each quarter. The weighted average grant date fair value of the 2011 and 2012 phantom share grants were approximately $3.05 and $4.32 respectively.

There were no vested, forfeited or expired grants during the year ended December 31, 2012. As of December 31, 2012, there was $2.0 million of unrecognized compensation expense related to phantom shares. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years.

We recognized non-cash compensation expense and the related income tax benefit for phantom shares for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands). For the years ended December 31, 2012, 2011, and 2010, a full valuation allowance was recorded against the applicable income tax benefit.

	2012	2011	2010
Compensation expense	$655	$167	$—
Income tax benefit	$254	$66	$—

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Noncontrolling Interests

FASB ASC 810-10 “Consolidation”, provides that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB ASC 810-10 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, FASB ASC 810-10 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of FASB ASC 810-10, the guidance in FASB ASC 480-10, “Classification and Measurement of Redeemable Securities”, was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

Noncontrolling Interests - Unitholders in the Operating Partnership

Noncontrolling interests - Unitholders in the Operating Partnership on our consolidated balance sheets relate solely to the partnership and incentive units in the Operating Partnership that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Operating Partnership units. In addition, certain employees of the Operating Partnership have received incentive units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued incentive units have the right to require the Operating Partnership to redeem part or all of their incentive units upon vesting of the incentive units, if applicable. The Company may elect to acquire those incentive units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.

In accordance with FASB ASC 810-10, the Company has determined the Operating Partnership units should be classified as noncontrolling interests within the permanent equity section in the accompanying consolidated balance sheets. The Company periodically evaluates individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The redemption value of the 224,100 outstanding and not yet redeemed incentive units at December 31, 2012 was approximately $1.2 million based on the closing price of the Company’s common stock of $5.41 per share as of December 31, 2012.

Noncontrolling Interests - Partners in Consolidated Real Estate Entities

Noncontrolling interest - Partners in Consolidated Real Estate Entities represents the proportionate share of equity in the partnerships and limited liability companies listed below held by non-affiliated partners. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages of the unaffiliated partners in these consolidated entities, prior to any preferred or special allocations, as of December 31, 2012.

Non-Affiliated Partner Share
One Commerce Square	25.0%
Two Commerce Square	25.0%
Murano	27.0%
TPG Austin Partner, LLC	33.3%

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

7.	Related Party Transactions

We provide certain property management, leasing, development and investment advisory services in connection with service agreements with certain of our consolidated subsidiaries and unconsolidated entities. The following is a summary of fee revenue and expenses related to these services for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Twelve months ended December 31,
	2012	2011	2010
Property management, leasing and development services fees	$21,184	$21,680	$22,972
Investment advisory fees	5,484	10,420	7,415
Total fees	26,668	32,100	30,387
Investment advisory, management, leasing and development services expenses	(12,461)	(12,754)	(12,221)
Net investment advisory, management, leasing and development services income	$14,207	$19,346	$18,166
Total fees attributable to third parties and related parties:
Total fees attributable to third parties	$4,583	$8,520	$7,703
Total fees attributable to related parties (unconsolidated entities and subsidiaries)	22,085	23,580	22,684
Total fees before intercompany transaction eliminations	$26,668	$32,100	$30,387

Reconciliation of total fees to consolidated statement of operations:

Total fees before intercompany transaction eliminations	$26,668	$32,100	$30,387
Elimination of intercompany fee revenues (subsidiaries and our share of unconsolidated entities)	(6,397)	(5,718)	(6,214)
Total fees net of eliminations	$20,271	$26,382	$24,173

Total fees as presented in the consolidated statement of operations:

Investment advisory, management, leasing, and development services —third parties	$4,583	$8,520	$7,703
Investment advisory, management, leasing, and development services —unconsolidated real estate entities (related parties)	15,688	17,862	16,470
Total fees	$20,271	$26,382	$24,173

8.	Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries which are pass-through entities that are generally not subject to federal or state income taxation, as all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. We are responsible for our share of taxable income or loss of the Operating Partnership allocated to us in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of December 31, 2012, 2011 and 2010, we held a respective 78.7%, 74.7% and 74.7% capital interest in the Operating Partnership. For the years ended December 31, 2012, 2011 and 2010, we were allocated 77.0% , 74.7%, and 70.9%, respectively, of the weighted average income and losses from the Operating Partnership.

Our effective tax rate is 1.1%, 26.4% and 2.2%, respectively, for the years ended December 31, 2012, 2011 and 2010. The resulting tax rate is primarily due to income attributable to the noncontrolling interests as a result of our adoption of FASB ASC 810, reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period has lapsed, and change in the valuation allowance primarily related to income (loss) from the Company's interest in the Operating Partnership.

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

The benefit (provision) for income taxes consists of the following for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Current income tax benefit (provision):
Federal	$4,694	$(92)	$3,109
State	1,126	516	250
Total current income tax benefit (provision)	5,820	424	3,359
Deferred income tax benefit (provision):
Federal	2,273	(1,485)	371
State	145	(726)	481
Total deferred income tax benefit (provision)	2,418	(2,211)	852
Interest expense, gross of related tax effects	275	728	803
Change in valuation allowance	(8,128)	2,488	(4,657)
Benefit (provision) for income taxes	$385	$1,429	$357

A reconciliation of the benefit (provision) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Tax benefit (provision) at statutory rate of 35%	$11,780	$(1,898)	$5,753
State income taxes, net of federal tax benefit & reduction in state valuation allowance	943	139	459
Restricted incentive unit compensation	(49)	(52)	(20)
Interest expense, gross of related tax effects	275	728	1,129
Noncontrolling interests	(2,758)	348	(1,631)
Valuation allowance	(8,128)	2,488	(4,657)
Other	(1,678)	(324)	(676)
Benefit (provision) for income taxes	$385	$1,429	$357
Effective income tax rate	1.1%	26.4%	2.2%

The significant components of the net deferred tax (asset), which is included in "other assets" on the Company's balance sheet, as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax (asset):
Net operating loss carry forward	$(22,445)	$(7,712)
Stock compensation	(913)	(629)
Income (loss) from Operating Partnership	9,601	(8,371)
Impairment loss	(12,955)	(7,117)
Valuation allowance	17,686	9,559
Other, net	999	533
Deferred tax (asset), net	$(8,027)	$(13,737)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

FASB ASC 740-10-30-17 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years. As of December 31, 2012, a valuation allowance of approximately $17.7 million had been established against the net deferred income tax assets to an amount that will more likely than not be realized. During 2012, the valuation allowance increased by $8.1 million, resulting from an increase in the net deferred tax assets primarily related to income (loss) from the Company's interest in the Operating Partnership. Accordingly, the net deferred tax asset of $8.0 million and $13.7 million, for the years ended December 31, 2012 and 2011 respectively, relates to the Company's uncertain tax positions.

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

As of December 31, 2012, 2011 and 2010, the Company has recorded unrecognized tax benefits of approximately $8.0 million, $13.7 million, and $13.4 million, respectively, and if recognized, would not affect our effective tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2012, 2011 and 2010, we recorded $(0.3) million, $(0.7) million, and $(1.1) million, respectively, of interest related to unrecognized tax benefits as a component of income tax expense. Additionally, for the years ended December 31, 2012, 2011 and 2010, we recorded a reversal of accrued interest relating to unrecognized tax benefits for which the statute of limitations period has lapsed in the amount of $0.3 million, $0.8 million, and $1.7 million, respectively, which is recorded as a reduction of income tax expense. As of December 31, 2012, 2011 and 2010, the Company has recorded $0, $0.3 million, and $1.0 million, respectively, of accrued interest with respect to unrecognized tax benefits. We have not recorded any penalties with respect to unrecognized tax benefits.

A reconciliation of the Company’s unrecognized tax benefits as of December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Unrecognized Tax Benefits—Opening Balance	$13,738	$13,436	$17,782
Gross increases—tax positions in prior period	—	1,802	—
Gross decreases—tax positions in prior period	(1,891)	(1,500)	(4,346)
Gross increases—current period tax positions	—	—	—
Gross decreases—lapse of statute of limitations	(3,819)	—	—
Unrecognized Tax Benefits—Ending Balance	$8,028	$13,738	$13,436

We do not anticipate any significant increases or decreases to the amounts of unrecognized tax benefits and related accrued interest within the next twelve months.

In 2007, an ownership change pursuant to Internal Revenue Code Section 382 (“Section 382”) occurred. The Company's federal and state net operating loss carryforwards in existence at that time were subject to a gross annual limitation of $9.9 million. Net operating loss carryforwards generated subsequent to the 2007 deemed ownership change were not subject to the Section 382 limitation. On June 12, 2012, as a result of the acquisition of 8,695,653 shares of common stock by affiliates of Madison International Realty, the Company believes a second change in ownership pursuant to Section 382 occurred. Accordingly, as of June 12, 2012, the Company’s federal and state net operating loss carryforwards and, potentially, certain post June 12, 2012 deductions and losses (to the extent such losses are considered recognized built-in losses and to the extent of the company’s net unrealized built-in loss (if any) under Section 382) are subject to an annual Section 382 limitation of approximately $5.7 million. As the new annual limitation is less than the previous $9.9 million annual limitation imposed on 2007 and prior net operating losses, the new annual limitation of $5.7 million is now applied against all federal and state net operating loss carryforwards in existence as of June 12, 2012. Net operating losses generated after June 12, 2012 are generally not subject to the Section 382 limitation. As of the year ended December 31, 2012, the Company anticipates having net operating loss carryforwards of $54.0 million for federal purposes and $48.0 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2020 through 2032.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The Company files U.S. federal income tax returns and returns in various state jurisdictions. For federal and state purposes, the years ended December 31, 2009 through 2012 remain subject to examination by the respective tax jurisdictions.

9.	Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments as of December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy consists of three broad levels as follows:

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

As of December 31, 2012 and December 31, 2011, the book and fair values of our mortgage loans were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Mortgage Loans	$281,375	$286,223	$289,523	$284,146

10.	Minimum Future Lease Rentals

We have entered into various lease agreements with tenants as of December 31, 2012. The minimum future cash rents receivable under non-cancelable operating leases in each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2013	$30,635
2014	30,106
2015	25,944
2016	20,180
2017	19,364
Thereafter	48,082
$174,311

The leases generally also require reimbursement of the tenant’s proportional share of common area, real estate taxes and other operating expenses, which are not included in the amounts above.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

11.	Revenue Concentrations

Rental revenue concentrations

For the year ended December 31, 2012, rental revenue from three tenants represented approximately 13.0%, 14.0%, and 10.0%, respectively, of the Company's total rental revenues and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses). The leases expire in 2015, 2020, and 2022, respectively. For the year ended December 31, 2011, rental revenue and tenant reimbursements from two tenants represented approximately 14.9% and 13.7%, respectively, of the Company's rental revenues and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses). The leases expire in 2020 and 2015, respectively. For year ended December 31, 2010, rental revenue and tenant reimbursements from two tenants represented approximately 16.4% and 14.0%, respectively, of the Company's rental revenues and tenant reimbursements (excluding tenant reimbursements for over-standard usage of certain operating expenses). The leases expire in 2020 and 2015, respectively.

Concentrations related to investment advisory, property management, leasing and development services revenue

Under agreements with CalSTRS, we provide property acquisition, investment advisory, property management, leasing and development services for CalSTRS under a separate account relationship and through a joint venture relationship. At both December 31, 2012 and 2011, there were two office properties subject to the separate account relationship. At December 31, 2012 and 2011, there were 14 and 17 office properties, respectively, subject to the joint venture relationship. We asset manage all of these properties.

Under the separate account relationship, we earn acquisition fees over the first three years after a property is acquired, if the property meets or exceeds the pro forma operating results that were submitted at the time of acquisition and a performance index associated with the region in which the property is located. The two properties under the separate account relationship are no longer eligible for acquisition fees. Under the TPG/CalSTRS joint venture relationship, we are paid acquisition fees at the time a property is acquired, as a percent of the total acquisition price. We did not earn any acquisition fees during the years ended December 31, 2012, 2011 and 2010.

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

We perform property management and leasing services for two separate account properties and six joint venture properties under agreements between TPG and CalSTRS. We are entitled to property management fees ranging from 2% to 3% of the gross revenues of the particular property, paid on a monthly basis. In addition, we are reimbursed for compensation paid to certain of our employees and direct out-of-pocket expenses. The management and leasing agreements expire on the third anniversary of each property’s acquisition. The agreements are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements.

For properties in which we are responsible for the leasing and development services, we are entitled to receive market leasing commissions and development fees as defined in the agreements with CalSTRS.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

For the years ended December 31, 2012, 2011 and 2010, we earned fees under agreements with CalSTRS as follows, which are shown net of elimination for our ownership share (in thousands):

	2012	2011	2010
Joint Venture Properties:
Asset management fees	$4,066	$4,671	$5,357
Property management fees	6,897	8,182	8,043
Leasing commissions	4,075	3,636	3,462
Development fees	650	1,374	601
Subtotal - fees before payroll reimbursements	15,688	17,863	17,463
Payroll reimbursements (1)	3,671	4,619	4,642
Total Joint Venture Properties	19,359	22,482	22,105

Separate Account Properties:
Asset management fees	352	4,662	489
Property management fees	477	440	691
Leasing commissions	229	50	277
Development fees	45	39	86
Subtotal - fees before payroll reimbursements	1,103	5,191	1,543
Payroll reimbursements (1)	423	455	573
Total Separate Account Properties	1,526	5,646	2,116
Total Joint Venture and Separate Account Properties	$20,885	$28,128	$24,221
___________________
(1) These reimbursements represent primarily the cost of on-site property management personnel incurred on behalf of the managed properties.

Under the separate account relationship, we receive incentive compensation based upon performance above a minimum hurdle rate, at which time we begin to participate in cash flow from the relevant property. Incentive compensation is paid at the time an investment is sold. In connection with the ten year anniversary of our separate account relationship with CalSTRS and the final performance accounting for Valencia Town Center, Reflections I and Reflections II, we were paid an incentive fee by CalSTRS of $4.4 million in 2011. No incentive compensation was earned during the years ended ended December 31, 2012 and 2010.

Under the joint venture relationship, incentive compensation is based on a minimum return on investment to CalSTRS, following which we participate in cash flow above the stated return, subject to a clawback provision if returns for a property fall below the stated return. We did not earn any incentive compensation under the joint venture agreement during the years ended December 31, 2012, 2011 and 2010.

At December 31, 2012 and 2011, we had accounts receivable, including amounts generated under the above agreements, of $2.7 million and $3.0 million, respectively, including receivables of $1.7 million and $0.5 million related to TPG/CalSTRS and the TPG/CalSTRS Austin, LLC, respectively for 2012 and $2.0 million due from TPG/CalSTRS in 2011.

12.	Commitments and Contingencies

Pending Litigation

In June 2012, the Company commenced litigation contesting a consultant's claim of approximately $5.1 million for incentive compensation pursuant to a consulting agreement. At the same time, the consultant commenced an action against the Company for breach of contract due to the Company's failure to pay the consultant's invoice. The Company intends to vigorously defend against the consultant's claim. Management believes that any liability that may potentially result upon resolution of this matter will not have a material adverse effect on our business or financial condition but may have a material adverse effect on our results of operations.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

General

We have been named as a defendant in a number of premises liability claims in the ordinary course of business. We believe that the ultimate resolution of these claims will not have a material adverse effect on our financial position and results of operations.

We sponsor a 401(k) plan for our employees. Our contributions were $55,000, $47,000 and $40,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

We are a tenant in City National Plaza through May 2014 and in One Commerce Square through February 2016. For the years ended December 31, 2012, 2011 and 2010, we incurred rent expense of $0.5 million, $0.5 million and $0.5 million, respectively, to City National Plaza. The rent expense related to One Commerce Square is eliminated in consolidation. The minimum future rents payable as of December 31, 2012 are $0.7 million under the City National Plaza lease.

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

A mortgage loan secured by a first trust deed on 2121 Market Street is guaranteed by our Operating Partnership, up to a maximum amount of $14.0 million expiring in December 2022. 2121 Market Street is an unconsolidated real estate entity in which we have a 1.0% limited partnership interest. See Note 4 for disclosure of guarantees related to our consolidated debt.

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

In connection with our Four Points Centre construction loan (see Note 4), we have guaranteed in favor of and promised to pay to the lender 46.5% of the principal, interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At December 31, 2012, the outstanding balance was $26.5 million, which results in a maximum guarantee amount based on 46.5% of $12.3 million. Upon the occurrence of certain events, as defined in the repayment and completion guaranty agreement, our maximum liability as guarantor will be reduced to 31.5% of all sums payable under the loan, and upon the occurrence of even further events, as defined, our maximum liability as guarantor will be reduced to 25.0% of all sums payable under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed the core and shell construction. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement.

Insurance

We maintain general liability insurance with limits of $200 million per occurrence and all risk property and rental value insurance with limits of $1.25 billion per occurrence (except for a limit of $600 million per occurrence for one particular asset grouping), with terrorism limits of $1.15 billion per occurrence (except for a limit of $600 million per occurrence for one particular asset grouping), and flood insurance with a limit of $200 million per occurrence. Our California properties have earthquake insurance with coverage of $200 million per occurrence, subject to a deductible in the amount of 5% of the value of the affected property.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

13.	Subsequent Events

In January and March 2013, TPG completed the sale of certain land parcels totaling 17.5 acres and 27.9 acres, respectively, at Four Points Centre in Austin, Texas, for $4.9 million and $6.4 million, respectively. TPG received net proceeds from these two transactions of $1.1 million (after a $3.7 million paydown of the Four Points Centre mortgage debt) and $2.7 million (after a $3.1 million pay down of the loan), respectively.

On March 8, 2013, we entered into a loan agreement with a lender for a new mortgage on Two Commerce Square in the amount of $112.0 million. The loan, which has a fixed interest rate of 3.96% for a ten year term, funded on March 8, 2013. The loan replaced the existing mortgage on the property that had an outstanding balance of $106.6 million as of December 31, 2012, and a maturity date of May 9, 2013, and was open to prepayment without penalty on and after March 8, 2013.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

14.	Quarterly Financial Information—Unaudited

The tables below reflect the selected quarterly information for us for the years ended December 31, 2012 and 2011. Certain prior year amounts have been reclassified to conform to the current year presentation (in thousands, except for share and per share amounts).

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Total revenue	$26,272	$22,111	$20,763	$21,470
Income (loss) before gain on sale of real estate, gain (loss) on early extinguishment of debt, interest income, equity in net income (loss) of unconsolidated real estate entities, noncontrolling interests and provision for income tax	(17,094)	(3,797)	(5,290)	(3,878)
Income (loss) before noncontrolling interests and provision/benefit for income taxes	(18,131)	(5,555)	(6,076)	(3,895)
Net income (loss)	(13,387)	(4,085)	(4,804)	(3,120)
Net income (loss) per share-basic and diluted	$(0.29)	$(0.09)	$(0.12)	$(0.09)
Weighted-average shares outstanding-basic	45,594,590	45,517,207	38,591,868	36,737,276
Weighted-average shares outstanding-diluted	45,594,590	45,517,207	38,591,868	36,737,276

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
Total revenue	$21,582	$28,158	$23,314	$21,927
Income (loss) before gain on sale of real estate, gain (loss) on early extinguishment of debt, interest income, equity in net income (loss) of unconsolidated real estate entities, noncontrolling interests and provision for income tax	(11,258)	1,697	(2,831)	(3,429)
Income (loss) before noncontrolling interests and provision/ benefit for income taxes	11,899	1,349	(3,715)	(4,110)
Net income (loss)	10,068	2,083	(3,006)	(3,285)
Net income (loss) per share-basic and diluted	$0.27	$0.06	$(0.08)	$(0.09)
Weighted-average shares outstanding-basic	36,647,394	36,647,394	36,647,394	36,534,505
Weighted-average shares outstanding-diluted	36,865,327	36,873,339	36,647,394	36,534,505

SCHEDULE III—INVESTMENTS IN REAL ESTATE
(In thousands)

	One Commerce Square		Two Commerce Square		Murano	Four Points Centre	Campus El Segundo
Property Type	High-rise Office		High-rise Office		Condominium Units Held for Sale	Suburban office; Undeveloped land; Office/ Retail/Hotel/ Development	Developable land; Office/ Retail/Hotel/ Development
Location	Philadelphia, PA		Philadelphia, PA		Philadelphia, PA	Austin, TX	El Segundo, CA
Encumbrances, net	$126,869		$106,612		$6,941	$26,453	$14,500
Initial cost to the real estate entity that acquired the property:
Land and improvements	14,259		15,758		6,213	10,523	39,937
Buildings and improvements	87,653		147,951		—	—	—
Cost capitalized subsequent to acquisition:
Land and improvements	528		706		35	4,094	5,182
Buildings and improvements	45,588	(1)	39,177	(1)	—	41,021	3,264
Real estate and condominium units held for sale	—		—		31,678	4,837	—
Gross amount at which carried at close of period:
Land and improvements	14,787		16,464		35	14,617	45,119
Buildings and improvements	133,241		187,128		—	41,021	3,264
Real estate and condominium units held for sale	—		—		37,891	4,837	—
Accumulated depreciation and amortization (2)	(44,463)		(77,792)		(5)	(3,882)	(1,103)
Date construction completed	1987		1992		2008	see footnote (3) below	N/A

Investments in real estate:
	2012		2011		2010
Balance, beginning of the year	$507,351		$518,542		$533,506
Additions during the year:
Improvements	17,843		10,782		1,477
Deductions during the year:
Cost of real estate sold	(13,408)		(4,644)		(10,425)
Asset impairment	(12,745)		(8,095)		(4,500)
Reimbursement of capitalized costs	—		(8,500)		—
Retirements	(637)		(734)		(1,516)
Balance, end of the year	$498,404		$507,351		$518,542

Accumulated depreciation related to investments in real estate:
	2012		2011		2010
Balance, beginning of the year	$(115,571)		$(105,271)		$(95,561)
Additions during the year	(12,312)		(11,037)		(10,749)
Retirements during the year	638		737		1,039
Balance, end of the year	$(127,245)		$(115,571)		$(105,271)
_________________________

(1)	Included in the total are write-offs for fully depreciated tenant improvements.

(2)	The depreciable life for buildings ranges from 40 to 50 years, 5 to 40 years for building improvements, and the shorter of the useful lives or the terms of the related leases for tenant improvements.

(3)	Four Points Centre consists of developable land as well as two office buildings, which were completed in 2008.

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $419.9 million as of December 31, 2012 (unaudited).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 11, 2013

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

Signature	Title	Date

/s/ JAMES A. THOMAS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2013
James A. Thomas

/s/ R. BRUCE ANDREWS	Director	March 11, 2013
R. Bruce Andrews

/s/ EDWARD D. FOX	Director	March 11, 2013
Edward D. Fox

/s/ WINSTON H. HICKOX	Director	March 11, 2013
Winston H. Hickox

/s/ JOHN GOOLSBY	Director	March 11, 2013
John Goolsby

/s/ BRADLEY H. CARROLL	Director	March 11, 2013
Bradley H. Carroll

/s/ RANDALL L. SCOTT	Executive Vice President and Director	March 11, 2013
Randall L. Scott

/s/ JOHN R. SISCHO	Co-Chief Operating Officer and Director	March 11, 2013
John R. Sischo

/s/ DIANA M. LAING	Chief Financial Officer (Principal Financial Officer)	March 11, 2013
Diana M. Laing

/s/ ROBERT D. MORGAN	Senior Vice President (Principal Accounting Officer)	March 11, 2013
Robert D. Morgan