Form 10-Q
period 2013-03-31
THOMAS PROPERTIES GROUP INC
filed 2013-05-09
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2013
Common Stock, $.01 par value per share	46,303,321

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Land and improvements	$33,077	$33,077
Land and improvements—development properties	6,298	6,403
Buildings and improvements	319,788	318,473
Tenant improvements	46,278	42,917
Total investments in real estate	405,441	400,870
Less accumulated depreciation	(128,790)	(126,143)
Investments in real estate, net	276,651	274,727
Condominium units held for sale	34,620	37,891
Investments in unconsolidated real estate entities	107,374	106,210
Cash and cash equivalents, unrestricted	86,873	76,689
Restricted cash	4,696	11,611
Rents and other receivables, net	2,024	1,825
Receivables from unconsolidated real estate entities	2,393	2,347
Deferred rents	19,394	18,994
Deferred leasing and loan costs, net	10,900	10,716
Other assets, net	15,386	10,222
Assets associated with land held for sale	47,651	59,760
Total assets	$607,962	$610,992
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$263,304	$259,995
Accounts payable and other liabilities, net	31,433	28,346
Losses and distributions in excess of investments in unconsolidated real estate entities	10,878	10,084
Prepaid rent	2,651	1,784
Deferred revenue	11,194	10,566
Mortgage loans associated with land held for sale	14,500	21,380
Total liabilities	333,960	332,155
Commitments and Contingencies (Note 9)	—	—
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 46,303,321 and 46,126,481 shares issued and outstanding as March 31, 2013 of and December 31, 2012, respectively	463	461
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 12,313,331 shares issued and outstanding as of March 31, 2013 and December 31, 2012	123	123
Additional paid-in capital	259,415	258,780
Retained deficit and dividends	(93,535)	(83,635)
Total stockholders’ equity	166,466	175,729
Noncontrolling interests:
Unitholders in the Operating Partnership	41,658	44,154
Partners in consolidated real estate entities	65,878	58,954
Total noncontrolling interests	107,536	103,108
Total equity	274,002	278,837
Total liabilities and equity	$607,962	$610,992
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Rental	$7,389	$7,846
Tenant reimbursements	5,576	5,421
Parking and other	1,380	740
Investment advisory, management, leasing, and development services	892	931
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	3,104	4,102
Reimbursement of property personnel costs	1,130	1,511
Condominium sales	4,398	919
Total revenues	23,869	21,470
Expenses:
Property operating and maintenance	6,618	6,264
Real estate and other taxes	1,995	1,920
Investment advisory, management, leasing, and development services	1,920	2,994
Reimbursable property personnel costs	1,130	1,511
Cost of condominium sales	3,638	672
Interest	3,941	4,238
Depreciation and amortization	4,192	3,510
General and administrative	7,927	4,239
Impairment loss	753	—
Total expenses	32,114	25,348
Interest income	23	5
Equity in net income (loss) of unconsolidated real estate entities	(2,756)	(22)
Gain (loss) on sale of land	(700)	—
Income (loss) before income taxes and noncontrolling interests	(11,678)	(3,895)
Benefit (provision) for income taxes	(22)	(43)
Net income (loss)	(11,700)	(3,938)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	2,422	1,041
Partners in consolidated real estate entities	309	(223)
	2,731	818
TPGI's share of net income (loss)	$(8,969)	$(3,120)
Income (loss) per share-basic and diluted	$(0.20)	$(0.09)
Weighted average common shares outstanding—basic and diluted	45,826,728	36,737,276
Dividends declared per share	$0.02	$0.015
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(11,700)	$(3,938)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of land	700	—
Gain on sale of condominiums	(760)	(247)
Equity in net (income) loss of unconsolidated real estate entities	2,756	22
Deferred rents	326	(267)
Deferred taxes (and interest on unrecognized benefits)	—	26
Deferred interest	—	25
Depreciation and amortization expense	4,192	3,510
Allowance for doubtful accounts	44	86
Amortization of loan costs	162	160
Amortization of above and below market leases, net	41	8
Amortization of share-based compensation	953	648
Distributions from operations of unconsolidated real estate entities	—	250
Impairment loss	753	—
Changes in operating assets and liabilities:
Rents and other receivables	(255)	(39)
Receivables from unconsolidated real estate entities	(46)	(1,139)
Deferred leasing costs	(681)	(1,040)
Other assets	(5,272)	(5,487)
Accounts payable and other liabilities	2,304	(2,078)
Prepaid rent and deferred revenue	868	580
Net cash provided by (used in) operating activities	(5,615)	(8,920)
Cash flows from investing activities:
Expenditures for improvements to real estate	(4,366)	(2,686)
Proceeds from sale of condominiums	4,033	759
Proceeds from sale of real estate	10,667	1,107
Return of capital from unconsolidated real estate entities	874	8,932
Contributions to unconsolidated real estate entities	(4,000)	(902)
Net cash provided by (used in) investing activities	7,208	7,210
Cash flows from financing activities:
Noncontrolling interest contributions	7,233	—
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(1,177)	(750)
Principal payments of mortgage and other secured loans	(117,579)	(924)
Proceeds from mortgage and other secured loans	114,008	263
Payment of loan costs	(806)	—
Change in restricted cash	6,912	4,081
Net cash provided by (used in) financing activities	8,591	2,670
Net increase (decrease) in cash and cash equivalents	10,184	960
Cash and cash equivalents at beginning of period	76,689	79,320
Cash and cash equivalents at end of period	$86,873	$80,280

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
FOR THE THREE MONTHS END MARCH 31, 2013
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

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering. Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interests in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. As of March 31, 2013, we held a 78.7% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of March 31, 2013, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
Four Points Centre (1)	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel/ Residential	Austin, Texas
Campus El Segundo (2)	Developable land; Site infrastructure complete; Office/Retail/ Research and Development/Hotel	El Segundo, California
Unconsolidated properties:
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
San Felipe Plaza	High-rise office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Reflections I	Suburban office	Reston, Virginia
Reflections II	Suburban office	Reston, Virginia
Fair Oaks Plaza	Suburban office	Fairfax, Virginia
TPG/CalSTRS Austin, LLC:
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
2121 Market Street (3)	Residential and retail	PCBD
  _______________

(1)	Certain undeveloped land parcels are being targeted for sale.

(2)
Subsequent to March 31, 2013, the Company sold the remaining 23.9 acres of land including athletic facility naming rights and a building previously used as a marketing center. The Company has no further ownership interest in

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Campus El Segundo. As of March 31, 2013 and December 31, 2012, Campus El Segundo is reflected in Assets associated with land held for sale on our

(3)	consolidated balance sheets.

(4)	The Company has a 1% limited partnership interest in 2121 Market Street. See Note 3. Unconsolidated Real Estate Entities for further details.

The City National Plaza property includes an off-site garage that provides parking for City National Plaza and other properties. The office properties typically include on-site parking, retail and storage space.

As of March 31, 2013, we wholly own both Four Points Centre and Campus El Segundo.

In March 2013, TPG/CalSTRS Austin, LLC, completed the sale of Westech 360, Park Centre and Great Hills Plaza, in suburban Austin, Texas. The properties were unencumbered by debt. The sales price for the properties was $76.0 million, which after closing adjustments and prorations, resulted in net proceeds to TPG/CalSTRS Austin, LLC of $73.1 million. TPG’s share of the net proceeds of $24.4 million was received subsequent to March 31, 2013.

We have the responsibility for the day-to-day operations of the California Environmental Protection Agency (“CalEPA”) building, but have no ownership interest in the property. We provide investment advisory services for the California State Teachers' Retirement System (“CalSTRS”) with respect to two properties that are wholly owned by CalSTRS— 800 South Hope Street (Los Angeles, CA) and 1835 Market Street (Philadelphia, PA). In addition, we provide property management, leasing and development services to 800 South Hope Street and 1835 Market Street; and the properties owned by the TPG/CalSTRS and TPG/CalSTRS Austin, LLC joint ventures. Two properties that we previously managed, wholly owned by an affiliate of Lehman Brothers Inc., 816 Congress and Austin Centre, both in Austin, TX, were sold subsequent to March 31, 2013.

2. Summary of Significant Accounting Policies

Interim Financial Data

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We continuously reassess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. There have been no changes during the three months ended March 31, 2013 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

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

We also consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner has a stated ownership interest of 27%. After full repayment of the Murano mortgage loan, which has a balance of $3.3 million at March 31, 2013, net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. The Company anticipates that we will receive distributions, if any, in excess of our stated 73% ownership interest according to these distribution preferences.

Refer to Note 3 for discussion of TPG/CalSTRS, TPG/CalSTRS Austin, LLC, and the TPG-Austin Portfolio Syndication Partners JV LP (Austin Joint Venture Predecessor"), which were determined to be variable interest entities for which we are not considered the primary beneficiary for the periods presented herein.

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

Included in total assets on TPG's consolidated balance sheets are the following assets for each listed investment in which a noncontrolling interest is held by an unaffiliated partner. The assets of each listed entity can only be used to settle the liabilities of that entity as follows (in thousands):

	March 31,	December 31,
	2013	2012
One Commerce Square	$138,163	$133,987
Two Commerce Square	149,763	142,436
Murano	34,624	37,687
TPG Austin Partner, LLC	107,191	106,031
	$429,741	$420,141

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We recorded an impairment of $0.8 million related to Campus El Segundo for the three months ended March 31, 2013 to reduce the book value of the property to estimated net sales proceeds. Subsequent to March 31, 2013, the Company sold the remaining 23.9 acres of land including athletic facility naming rights and a building previously used as a marketing center. The Company has no further ownership interest in Campus El Segundo. We did not record an impairment for any real estate assets or equity investments during the three months ended March 31, 2012.

Dispositions

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

In March 2013, TPG/CalSTRS Austin, LLC, an unconsolidated real estate entity in which TPG holds an effective ownership interest of 33.3%, completed the sale of Westech 360, Park Centre and Great Hills Plaza, in suburban Austin, Texas. The properties were unencumbered by debt. The sales price for the properties was $76.0 million, which after closing adjustments and prorations, resulted in net proceeds to TPG/CalSTRS Austin, LLC of $73.1 million. TPG’s share of the net proceeds of $24.4 million was received subsequent to March 31, 2013.

Development Activities

Costs associated with the development and construction of a real estate project are capitalized on our consolidated balance sheets. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell is completed, the costs capitalized to construction in progress are transferred to operating properties. Cumulative capitalized interest as of March 31, 2013 and December 31, 2012, is $5.7 million and $6.8 million, respectively. There was no interest capitalized for the three months ended March 31, 2013 and 2012.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties, TPG/CalSTRS Austin, LLC properties and the Austin Portfolio Joint Venture Predecessor properties. TPG/CalSTRS owns the following properties as of March 31, 2013:

•City National Plaza (acquired January 2003)
•Reflections I (acquired October 2004)
•Reflections II (acquired October 2004)
•San Felipe Plaza (acquired August 2005)
•CityWestPlace land (acquired June 2006)
•CityWestPlace (acquired June 2006)
•Fair Oaks Plaza (acquired January 2007)

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
•Frost Bank Tower (acquired September 2012)
•One Congress Plaza (acquired September 2012)
•One American Center (acquired September 2012)
•300 West 6th Street (acquired September 2012)
•Park Centre (acquired September 2012, sold March 2013)
•Great Hills Plaza (acquired September 2012, sold March 2013)
•Westech 360 I-IV (acquired September 2012, sold March 2013)

The following properties were sold by the Austin Joint Venture Predecessor in July 2012 prior to the transaction with TPG/CalSTRS Austin, LLC:

•Research Park Plaza I & II (acquired June 2007, disposed of July 2012)
•Stonebridge Plaza II (acquired June 2007, disposed of July 2012)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of March 31, 2013.

2121 Market Street	1.0%
TPG/CalSTRS Austin, LLC (1)	50.0%
TPG/CalSTRS:
City National Plaza	7.9%
All properties, excluding City National Plaza	25.0%

(1) TPG Austin Partner, LLC, a limited liability company owned by TPG and Madison, a noncontrolling interest partner, owns 50% of TPG/CalSTRS Austin, LLC. The effective ownership of TPG and Madison in the underlying five properties of TPG/CalSTRS Austin, LLC is 33.3% and 16.7%, respectively.

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

We evaluated unconsolidated investments with negative carrying amounts to determine if the equity method of accounting is still appropriate, consistent with ASC 323-10-35-19 through 26. The Company's investment in 2121 Market Street has a negative carrying amount of $0.3 million as of March 31, 2013 and December 31, 2012. The Company reduced its investment balance below zero due to the receipt of distributions and recording of our share of investee losses in excess of our investment, because we have guaranteed up to a maximum of $14.0 million of 2121 Market Street's outstanding mortgage loan. In December 2012, we redeemed a 49% interest in 2121 Market Street and retained a 1% limited partnership interest, which is accounted for on the cost method of accounting.

With respect to the Company's investment in TPG/CalSTRS, we had negative carrying amounts as of March 31, 2013 and December 31, 2012, of approximately $10.6 million and $9.8 million, respectively. The Company has committed to fund tenant improvements, other capital improvements, debt repayment or debt repurchase of properties owned by TPG/CalSTRS up to $10.9 million as of March 31, 2013 and December 31, 2012. In addition, the Company has committed to fund temporary operating cash shortfalls, not more frequently than once a month, up to $1.25 million in the aggregate for all the TPG/CalSTRS properties.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in unconsolidated real estate entities as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
ASSETS:
TPG/CalSTRS Austin, LLC	$107,374	$106,210
Total reflected in investments in unconsolidated real estate entities	107,374	106,210

LIABILITIES:
TPG/CalSTRS	(10,602)	(9,808)
2121 Market Street	(276)	(276)
Total reflected in losses and distributions in excess of investments in unconsolidated real estate entities	(10,878)	(10,084)
Net investments in unconsolidated real estate entities	$96,496	$96,126

The following is a summary of the net investments in unconsolidated real estate entities for the three months ended March 31, 2013 (in thousands):

Net investment balance, December 31, 2012	$96,126
Contributions	4,000
Equity in net income (loss) of unconsolidated real estate entities	(2,756)
Distributions	(874)
Net investment balance, March 31, 2013	$96,496

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

The total capital commitment to TPG/CalSTRS was $511.7 million as of March 31, 2013, of which approximately $2.9 million and $10.9 million was unfunded by CalSTRS and us, respectively.

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

In March 2013, TPG/CalSTRS Austin, LLC, completed the sale of Westech 360, Park Centre and Great Hills Plaza, in suburban Austin, Texas. The properties were unencumbered by debt. The sales price for the properties was $76.0 million, which after closing adjustments and prorations, resulted in net proceeds to TPG/CalSTRS Austin, LLC of $73.1 million. TPG’s share of the net proceeds was $24.4 million.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of March 31, 2013, our total maximum exposure to loss to TPG/CalSTRS and the TPG/CalSTRS Austin, LLC is:

(1)	Our net equity investment in the various properties controlled by TPG/CalSTRS and TPG/CalSTRS Austin, LLC as of March 31, 2013, was $96.5 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective limited liability companies. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of March 31, 2013, we had total receivables of $1.0 million and $0.7 million related to TPG/CalSTRS and the TPG/CalSTRS Austin, LLC, respectively.

(3)	Unfunded capital commitments to the TPG/CalSTRS was $10.9 million as of March 31, 2013.

(4)
TPG/CalSTRS Austin, LLC owns the five Austin properties and TPG, together with Madison, have an unfunded capital commitment of approximately $10.4 million. Of that amount, TPG's unfunded capital commitment is approximately $6.9 million or 66.67% as of March 31, 2013.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is the combined balance sheets of our unconsolidated real estate entities as of March 31, 2013 and December 31, 2012.
Summarized Unconsolidated Real Estate Entities Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Investments in real estate, net	$1,487,739	$1,497,828
Receivables including deferred rents, net	68,314	66,491
Deferred leasing and loan costs, net	122,037	128,623
Other assets	118,301	51,329
Assets associated with discontinued operations	365	74,957
Total assets	$1,796,756	$1,819,228
LIABILITIES AND OWNERS’ EQUITY
Liabilities:
Mortgage loans	$1,375,408	$1,376,343
Acquired below market leases, net	29,912	32,075
Prepaid rent and deferred revenue	7,378	6,030
Accounts and interest payable and other liabilities	46,619	62,036
Liabilities associated with discontinued operations	506	4,735
Total liabilities	1,459,823	1,481,219
Owners’ equity:
Thomas Properties	100,978	100,451
Other owners	235,955	237,558
Total owners’ equity	336,933	338,009
Total liabilities and owners’ equity	$1,796,756	$1,819,228

Following is the combined statements of operations of our unconsolidated real estate entities for the three months ended March 31, 2013 and 2012 (in thousands) (unaudited):

Summarized Unconsolidated Real Estate Entities Statements of Operations

	Three months ended
	March 31,
	2013	2012
Revenues	$65,717	$65,034
Expenses:
Property operating and maintenance	24,232	25,603
Real estate and other taxes	8,470	7,972
Interest expense	20,323	25,242
Depreciation and amortization	23,398	21,845
Total expenses	76,423	80,662
Income (loss) from continuing operations	(10,706)	(15,628)
Gain (loss) on disposition of real estate	(6)	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and gain on extinguishment on debt and impairment loss	392	733
Gain (loss) on disposition of real estate	1,301	(38)
Income (loss) from discontinued operations	1,693	695
Net income (loss)	$(9,019)	$(14,933)
Thomas Properties’ share of net income (loss)	$(3,473)	$(1,218)
Intercompany eliminations	717	1,196
TPGI's share of equity in net income (loss) of unconsolidated real estate entities	$(2,756)	$(22)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the preceding summarized balance sheets as of March 31, 2013 and December 31, 2012, are the following balance sheets of TPG/CalSTRS, LLC (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments in real estate, net	$753,261	$759,512
Receivables including deferred rents, net	63,545	63,881
Investments in unconsolidated real estate entities	638	659
Deferred leasing and loan costs, net	50,000	51,273
Other assets	30,194	28,347
Assets associated with real estate held for disposition	106	116
Total assets	$897,744	$903,788
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans	$746,842	$747,610
Accounts and interest payable and other liabilities	30,241	32,182
Liabilities associated with real estate held for disposition	25	25
Total liabilities	777,108	779,817
Members’ equity:
Thomas Properties	(6,213)	(5,580)
CalSTRS	126,849	129,551
Total members’ equity	120,636	123,971
Total liabilities and members’ equity	$897,744	$903,788

Included in the preceding summarized balance sheet as of March 31, 2013 and December 31, 2012 are the following balance sheet of TPG/CalSTRS Austin, LLC (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments in real estate, net	$734,479	$738,316
Real estate held for sale	—	74,182
Receivables including deferred rents, net	4,769	2,611
Deferred leasing costs, net	72,037	77,350
Other assets	85,405	20,361
Assets associated with discontinued operations	257	557
Total assets	$896,947	$913,377
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans	$628,567	$628,733
Accounts and interest payable and other liabilities	27,293	39,869
Acquired below market leases, net	26,356	28,148
Liabilities associated with discontinued operations	348	4,566
Total liabilities	682,564	701,316
Members' equity	214,383	212,061
Total liabilities and members’ equity	$896,947	$913,377

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information by real estate entity for the three months ended March 31, 2013 and 2012 (in thousands) (unaudited):

	Three months ended March 31, 2013
	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$41,630	$24,087	$—	$—	$65,717
Expenses:
Property operating and maintenance	18,081	6,147	4	—	24,232
Real estate and other taxes	4,252	4,221	(3)	—	8,470
Interest expense	11,025	9,298	—	—	20,323
Depreciation and amortization	11,597	11,801	—	—	23,398
Total expenses	44,955	31,467	1	—	76,423
Income (loss) from continuing operations	(3,325)	(7,380)	(1)	—	(10,706)
Equity in net income (loss) of unconsolidated real estate entities	(2)	—	—	2	—
Gain (loss) on disposition of real estate	(6)	—	—	—	(6)
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and gain on extinguishment on debt and impairment loss	(2)	401	(7)	—	392
Gain (loss) on disposition of real estate	—	1,301	—	—	1,301
Income (loss) from discontinued operations	(2)	1,702	(7)	—	1,693
Net income (loss)	$(3,335)	$(5,678)	$(8)	$2	$(9,019)
Thomas Properties’ share of net income (loss)	$(633)	$(2,839)	$(1)	$—	$(3,473)
Intercompany eliminations					717
TPGI's share of equity in net income (loss) of unconsolidated real estate entities					$(2,756)

	Three months ended March 31, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$41,331	$23,703	$—	$65,034
Expenses:
Property operating and maintenance	—	18,510	7,699	(606)	25,603
Real estate and other taxes	—	3,950	4,022	—	7,972
Interest expense	—	11,424	14,519	(701)	25,242
Depreciation and amortization	—	11,606	10,239	—	21,845
Total expenses	—	45,490	36,479	(1,307)	80,662
Income (loss) from continuing operations	—	(4,159)	(12,776)	1,307	(15,628)
Equity in net income (loss) of unconsolidated real estate entities	—	(2,411)	—	2,411	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and gain on extinguishment on debt and impairment loss	2	220	511	—	733
Gain (loss) on disposition of real estate	—	(38)	—	—	(38)
Income (loss) from discontinued operations	2	182	511	—	695
Net income (loss)	$2	$(6,388)	$(12,265)	$3,718	$(14,933)
Thomas Properties’ share of net income (loss)	$1	$(452)	$(767)	$—	$(1,218)
Intercompany eliminations					1,196
TPGI's share of equity in net income (loss) of unconsolidated real estate entities					$(22)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Our share of owners’ equity recorded by unconsolidated real estate entities	$100,978	$100,451
Intercompany eliminations and other adjustments	(4,482)	(4,325)
Investments in unconsolidated real estate entities	$96,496	$96,126

4. Mortgage Loans

A summary of the outstanding mortgage loans as of March 31, 2013 and December 31, 2012 is as follows (in thousands). None of these loans are recourse to us, except that we have guaranteed the Campus El Segundo mortgage loan (see footnote 3 below), partially guaranteed the Four Points Centre mortgage loan, under which our liability is currently limited to a maximum of $10.0 million, and provided a limited guaranty for the Murano mortgage loan. See footnote 5 to the table below for further details regarding the Murano limited guaranty. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations.

			Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Mortgage Loan	Interest Rate at March 31, 2013		As of March 31, 2013	As of December 31, 2012
One Commerce Square (1)	5.67%		$126,409	$126,869	1/6/2016	1/6/2016
Two Commerce Square (2)	3.96%		112,000	106,612	4/5/2023	4/5/2023
Campus El Segundo (3)	LIBOR +	3.75%	14,500	14,500	10/31/2013	10/31/2014
Four Points Centre (4)	LIBOR +	3.50%	21,581	26,453	7/31/2014	7/31/2015
Murano (5)	LIBOR +	3.75%	3,314	6,941	12/15/2013	12/15/2013
Total mortgage loans			$277,804	$281,375

The 30 day LIBOR rate for the loans above was 0.20% at March 31, 2013.
______________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)
On March 8, 2013, we entered into a loan agreement with a lender for a new mortgage on Two Commerce Square in the amount of $112.0 million. The loan has a fixed interest rate of 3.96% for a ten year term. The expiring loan which had an outstanding balance of $106.5 million as of March 8, 2013, was paid off at par. The new mortgage loan is subject to interest only payments through March 5, 2018, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to the maturity date.

(3)
The interest rate as of March 31, 2013, was 4.00% per annum. We have guaranteed this loan. We agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2013. As of March 31, 2013, the loan is shown as “obligations associated with land held for sale” on the consolidated balance sheets. The prior period amounts have been reclassified to conform to the current year presentation. Subsequent to March 31, 2013, the Company sold the remaining 23.9 acres of land and related assets, and paid off the mortgage loan balance in full.

(4)
The interest rate as of March 31, 2013 was 3.75% per annum. As of March 31, 2013, $2.2 million was available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The loan has a one-year extension option at our election subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5%, and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If the loan-to-value ratio or the minimum debt yield is not met, we can pay down the principal balance in an amount sufficient to satisfy the requirement.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan.

Beginning in August 2014, we are required to pay down the loan balance by $42,000 each month. As of March 31, 2013, the property had a net operating loss. We have guaranteed completion of the tenant improvements and 46.5% of the outstanding principal balance and interest payable on the loan, which results in a maximum guarantee of $10.0 million as of March 31, 2013. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of March 31, 2013. We have also provided additional collateral of fully entitled unimproved land, which is immediately adjacent to the office buildings.

During the first quarter of 2013, we sold certain land parcels at Four Points Centre, resulting in paydowns of $6.9 million on the loan. The remaining collateral of fully entitled unimproved land adjacent to the office buildings is approximately 19.9 acres.

(5)
The interest rate as of March 31, 2013 was 4.00% per annum and the loan matures on December 15, 2013. Repayment of this loan is being made with proceeds from the sales of condominium units. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80.0% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default. Based on two units that have settled subsequent to March 31, 2013, and two additional units scheduled to settle in the second quarter of 2013, we expect the loan will be reduced to approximately $1.4 million.

The loan agreements for One Commerce Square and Two Commerce Square require that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at March 31, 2013 and December 31, 2012, are lockbox, reserve funds and/or security deposits as follows (in thousands):

	March 31,	December 31,
	2013	2012
One Commerce Square	$2,720	$5,245
Two Commerce Square	1,865	6,258
Murano	111	108
Restricted cash - consolidated properties	$4,696	$11,611

As of March 31, 2013, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date		Amount Due at Maturity Date After Exercise of Extension Options
2013	$19,134	(1)	$4,634
2014	23,465		16,594	(1)
2015	1,996		23,367
2016	121,209		121,209
2017	—		—
Thereafter	112,000		112,000
	$277,804		$277,804

(1) Subsequent to March 31, 2013, the Company sold the Campus El Segundo project, and paid off the mortgage loan balance of $14.5 million in full. The loan had an October 31, 2013 maturity date with the ability to extend twelve months to October 31, 2014.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Income (Loss) per Share and Dividends Declared

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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three months ended March 31, 2013 and 2012, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Our board of directors declared and paid a quarterly dividend to common stockholders in the three months ended March 31, 2013 and 2012 of $0.02 and $0.015 per common share.

The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three months ended March 31, 2013 and 2012 (in thousands except share and per share amounts):

	Three months ended March 31,
	2013	2012
Net income (loss) attributable to common shares	$(8,969)	$(3,120)
Dividends to participating securities
Unvested restricted stock	—	—
Unvested incentive units	—	—
Net income (loss) attributable to common shares, net of dividends to participating securities	$(8,969)	$(3,120)
Weighted average common shares outstanding—basic and diluted (1)	45,826,728	36,737,276
Income (loss) per share—basic and diluted	$(0.20)	$(0.09)
Dividends declared per share	$0.02	$0.015

(1) Basic and diluted shares are calculated in accordance with GAAP, and include common shares plus dilutive equity instruments, as appropriate. For the three months ended March 31, 2013 and 2012, all potentially dilutive instruments have been excluded from the computation of weighted average dilutive shares outstanding because they were anti-dilutive.

6. Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. An Operating Partnership unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of March 31, 2013 and December 31, 2012, we held a 78.7% and 78.7% interest in the Operating Partnership respectively.

Limited Voting Stock

Each Operating Partnership unit issued in connection with the formation of our Operating Partnership at the time of our initial public offering in 2004 was paired with one share of limited voting stock. Operating Partnership units issued under other circumstances, including upon the conversion of incentive units granted under the Incentive Plan, are not paired with shares of limited voting stock. These shares of limited voting stock are not transferable separate from the limited partnership units they are paired with, and each Operating Partnership unit is redeemable together with one share of limited voting stock by its holder for cash, or, at our election, one share of our common stock. Each share of limited voting stock entitles its holder to one vote on the election of directors, certain extraordinary transactions, including a merger or sale of our Company, and amendments to our certificate of incorporation. Shares of limited voting stock are not entitled to any regular or special dividend payments or other distributions, including any dividends or other distributions declared or paid with respect to shares of our common stock or any other class or series of our stock, and are not entitled to receive any distributions in the event of liquidation or dissolution of our Company. Shares of limited voting stock have no class voting rights, except to the extent required by Delaware law. Any redemption of a unit in our Operating Partnership will be redeemed together with a share of limited voting stock in accordance with the redemption provisions of the Operating Partnership agreement, and the share of limited voting stock will be canceled and not subject to reissuance. As of March 31, 2013, there were 12,313,331 limited voting stock outstanding.

Incentive Partnership Units

We have issued a total of 1,377,714 incentive units as of March 31, 2013 to certain executives. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Operating Partnership units in the Operating Partnership and rank pari passu with the Operating Partnership units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Operating Partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Operating Partnership units to the extent of the incentive units’ economic capital account balance. We had 46,303,321 shares of common stock and 12,313,331 Operating Partnership units outstanding as of March 31, 2013, and 224,100 vested incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component under the "Noncontrolling Interests" caption in the equity section of our consolidated balance sheets.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 234,768, remain available for grant as of March 31, 2013 (see table below for details). In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

March 31, 2013
Total awards authorized for issuance	3,361,906
Less:
Incentive unit grants	1,377,714
Restricted stock grants	1,345,107
Stock option awards, net of forfeitures	404,317
Awards available for grant	234,768

For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2013, and our proxy statement, which was filed with the SEC on April 30, 2013.

On January 27, 2013 and February 1, 2012, we granted 176,840 and 199,999 restricted shares, respectively, of which fifty percent vest based on stock performance and had a total grant date fair market value of approximately $0.3 million and $0.2 million, respectively. The other fifty percent are discretionary vesting shares based on goals determined by the Compensation Committee of the Board of Directors, which are currently reserved and will be considered granted and fully expensed upon vesting.

During first quarter of 2013, 37,189 incentive units and 207,801 restricted shares, subject to stock performance, vested. During February 2013, 18,594 incentive units and 128,897 restricted shares, subject to discretionary vesting, were approved for vesting by the Compensation Committee.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the phantom shares outstanding as of March 31, 2013:

Grant Date	Shares Granted	Grant Date Fair Value (in thousands)
March 16, 2011	677,933	$1,034
February 1, 2012	437,950	$946
January 27, 2013	626,977	$1,477
Total	1,742,860

We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheet.

Compensation Expense

We recognized non-cash compensation expense and the related income tax benefit for the amortization of restricted stock and phantom stock grant expense as well as the remeasurement of the phantom stock awards at fair value for the three months ended March 31, 2013 and 2012 as follows (in thousands).

	Three months ended
	March 31,
	2013	2012
Restricted Stock :
Compensation expense	$715	$375
Income tax benefit	278	149

Phantom Shares:
Compensation expense	$144	$188
Income tax benefit	56	74

For the three months ended March 31, 2013 and 2012, a full valuation allowance was recorded against the income tax benefit.

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

The redemption value of the 224,100 outstanding incentive units at March 31, 2013 was approximately $1.1 million based on the closing price of the Company’s common stock of $5.13 per share as of March 31, 2013.

A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests' proportionate share of the Company's net income (loss).

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$175,729	$103,108	$278,837
Net income (loss)	(8,969)	(2,731)	(11,700)
Amortization of share-based compensation	637	172	809
Dividends	(931)	(246)	(1,177)
Contributions from noncontrolling interests	—	7,233	7,233
Balance, March 31, 2013	$166,466	$107,536	$274,002

Noncontrolling Interests - Partners in Consolidated Real Estate Entities

Noncontrolling interest - Partners in Consolidated Real Estate Entities represents the proportionate share of equity in the partnerships and limited liability companies listed below held by non-affiliated partners. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages of the unaffiliated partners in these consolidated entities, prior to any preferred or special allocations, as of March 31, 2013 and December 31, 2012.

Non-Affiliated Partner Share
One Commerce Square	25.0%
Two Commerce Square	25.0%
Murano	27.0%
TPG Austin Partner, LLC	33.3%

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. We are responsible for our share of the Operating Partnership's taxable income or loss allocated in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of March 31, 2013, we held a 78.7% capital interest in the Operating Partnership. For the three months ended March 31, 2013, we were allocated a weighted average of 78.7% of the income and losses from the Operating Partnership.

Our effective tax rate for the three months ended March 31, 2013 was (0.19)%, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the non-controlling interests and the valuation allowance related to the Company's deferred tax assets for which no benefit could be provided due to their realization not meeting the "more-likely-than-not" threshold.

In 2007, an ownership change pursuant to Internal Revenue Code Section 382 (“Section 382”) occurred. The Company's federal and state net operating loss carryforwards in existence at that time were subject to a gross annual limitation of $9.9 million. Net operating loss carryforwards generated subsequent to the 2007 deemed ownership change were not subject to the Section 382 limitation. On June 12, 2012, as a result of the acquisition of 8,695,653 shares of common stock by affiliates of Madison International Realty, the Company believes a second change in ownership pursuant to Section 382 occurred. Accordingly, as of June 12, 2012, the Company’s federal and state net operating loss carryforwards and, potentially, certain post June 12, 2012 deductions and losses (to the extent such losses are considered recognized built-in losses and to the extent of the company’s net unrealized built-in loss (if any) under Section 382) are subject to an annual Section 382 limitation of approximately $5.7 million. As the new annual limitation is less than the previous $9.9 million annual limitation imposed on 2007 and prior net operating losses, the new annual limitation of $5.7 million is now applied against all federal and state net operating loss carryforwards in existence as of June 12, 2012. Net operating losses generated after June 12, 2012, are generally not subject to the Section 382 limitation. As of the year ended December 31, 2012, the Company anticipates having net

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating loss carryforwards of $54.0 million for federal purposes and $48.0 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2020 through 2033.

FASB ASC 740-10-30-17, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years. Due to uncertainty of future realization, the Company recorded a valuation allowance on its net deferred tax assets in excess of its liability for unrecognized tax benefits, due to uncertainty of future realization. As such, a net deferred tax asset related solely to uncertain tax positions is included in "other assets" on the Company's balance sheet.

FASB ASC 740-10-25, "Accounting for Income Taxes" subsection "Recognition" clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2013, there is no interest or penalty associated with unrecognized tax benefits. We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

8. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments as of March 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy consists of three broad levels as follows:

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

As of March 31, 2013 and December 2012, the book and fair values of our mortgage loans were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Book Value (1)	Fair Value	Book Value (1)	Fair Value
Mortgage loans	$277,804	$282,144	$281,375	$286,223

(1) Included in the book value of mortgage loans above is $14.5 million related to the Campus El Segundo loan that is shown as obligations associated with land held for sale on the consolidated balance sheet. Subsequent to March 31, 2013, the Company sold the Campus El Segundo project, and paid off the mortgage loan balance of $14.5 million in full.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

Litigation

The Company has been in litigation with a former consultant regarding a claim by the consultant for approximately $5.1 million of incentive compensation pursuant to a consulting agreement, which the Company contested and did not pay. Effective April 10, 2013, the Company entered into a Settlement Agreement and Mutual General Release with the consultant whereby the Company agreed to pay the consultant $3.25 million in total satisfaction of the consultant's claim, within thirty (30) days of the date of the agreement, at which time the parties mutually release all claims against the other and the litigation will be dismissed. This amount has been fully accrued as of March 31, 2013.

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

10. Subsequent Event

Subsequent to March 31, 2013, the Company sold the remaining 23.9 acres of land in its Campus El Segundo project, located in the City of El Segundo in the County of Los Angeles, including athletic facility naming rights and a building previously used as a marketing center. The sales price for the land and related assets was $48.5 million. After closing adjustments and prorations, and payment in full of a $14.5 million mortgage loan, the Company received net proceeds of $33.3 million.

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

Overview and Background

We are a full-service real estate operating partnership that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier properties, property development and redevelopment, and investment and property management activities. We conduct our business through our Operating Partnership, of which we own 78.7% as of March 31, 2013 and have control over the major decisions of the Operating Partnership.
The properties we own interests in or manage on behalf of third parties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. As of March 31, 2013, we own interests in and asset manage 14 operating properties with 9.8 million rentable square feet and provide leasing, asset and/or property management services on behalf of third parties for an additional five operating properties with 2.6 million rentable square feet. We also have direct and indirect ownership interests in developable land with various allowable uses, including office development, totaling approximately 2.7 million square feet. Additionally, we developed Murano, a 302- unit high-rise residential condominium project in downtown Philadelphia, in which we have closed sales on 256 units as of March 31, 2013.
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

Development. We continually evaluate the size, timing and scope of our development initiatives to determine if we are able to lease committed development properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The inability to achieve these outcomes could adversely affect our financial condition, results of operations and cash flows. As of March 31, 2013, we have sole ownership interest in two development projects, Campus El Segundo and Four Points Centre. Subsequent to March 31, 2013, the Company sold the remaining 23.9 acres of land in its Campus El Segundo project, which had a carrying value of $47.7 million. We have incurred $6.3 million of costs related to the Four Points Centre land acquisition, predevelopment and infrastructure improvements that are reflected in “Land improvements - development properties” on our consolidated balance sheet as of March 31, 2013. We are targeting one or more parcels at Four Points Centre for potential sale. To the extent that we do not proceed with projects as planned or do not achieve sufficient proceeds from any contemplated disposition, development costs would need to be evaluated for impairment.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce
Square, Murano, Four Points Centre, Campus El Segundo and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting (the date of acquisition is listed for each):

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

TPG Austin Partner, LLC, a limited liability company formed in September 2012 by TPG and Madison, owns a 50% interest in TPG/CalSTRS Austin, LLC, which owns the following properties that were acquired from Austin Joint Venture Predecessor:

•	San Jacinto Center (acquired September 2012)

•	Frost Bank Tower (acquired September 2012)

•	One Congress Plaza (acquired September 2012)

•	One American Center (acquired September 2012)

•	300 West 6th Street (acquired September 2012)

•	Park Centre (acquired September 2012, sold March 2013)

•	Great Hills Plaza (acquired September 2012, sold March 2013)

•	Westech 360 I-IV (acquired September 2012, sold March 2013)

The following properties were disposed by TPG/CalSTRS, TPG/CalSTRS Austin, LLC, or Austin Joint Venture Predecessor during 2013 and 2012, and were accounted for using the equity method of accounting for the periods presented:

•	Brookhollow Central I, II and III (as of August 2005, disposed of January 2012)

•	Stonebridge Plaza II (as of June 2007, disposed of July, 2012)

•	Research Park Plaza I & II (as of June 2007, disposed of July 2012)

•	CityWestPlace land - certain land parcels (as of June 2006, disposed of November 2012)

•	Park Centre (as of June 2007, disposed of March 2013)

•	Great Hills Plaza (as of June 2007, disposed of March 2013)

•	Westech 360 I-IV (as of June 2007, disposed of March 2013)

This information should be read in conjunction with the accompanying consolidated financial statements and notes included elsewhere in this report.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Overview

The main drivers of our consolidated results of operations are (1) two high-rise office towers, commonly referred to as Commerce Square, located in Philadelphia, Pennsylvania, (2) Four Points Centre, two office buildings located in Austin, Texas (3) Murano, a high-rise condominium project, also located in Philadelphia, and (4) our investment advisory, management, leasing and development services business. The table below reflects the change in leasing status of our three consolidated office properties from 2012 to 2013.

			As of March 31,
			2013	2012
	Location	Rentable Square Feet	Percent Leased	Percent Leased
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	93.5%	95.7%
Two Commerce Square	Philadelphia, PA	953,276	81.6	77.5
Four Points Centre	Austin, TX	193,862	72.5	31.5
		2,090,004

We have sold 256 units at Murano as of March 31, 2013. Revenue from unit settlements increased due to settlement of 2 units in the three months ended March 31, 2012 as compared to 7 units in the three months ended March 31, 2013. The average revenue per unit sold in 2013 and 2012 was $0.6 million and $0.5 million, respectively. Fee revenue from our investment advisory, management, leasing and development services business decreased $1.0 million or 20.0% for the three months ended March 31, 2013 compared to the same period for 2012. This decrease was primarily due to the increase in our ownership interest in our Austin portfolio.

Revenues

Total revenues increased by approximately $2.4 million, or 11.2%, to $23.9 million for the three months ended March 31, 2013 from $21.5 million for the same period for 2012. The increase in total revenues was primarily due to an increase of $3.5 million in condominium sales as 7 units settled in the three months ended March 31, 2013 as compared to 2 units settled in the three months ended March 31, 2012. This increase is partially offset by a decrease in fee revenue from our investment advisory, management, leasing and development services business of $1.0 million due to our increased ownership interest in our Austin portfolio.

Expenses

Total expenses increased $6.8 million, or 26.9%, to $32.1 million during the three months ended March 31, 2013 in comparison to $25.3 million in the same period in 2012. The expense for impairment charges increased $0.8 million in 2013 compared to 2012, related to our Campus El Segundo project. There was no charge in the comparable period in 2012. Our cost of condominium sales increased $2.9 million as 7 units were sold in 2013, compared to 2 units during the same period in 2012. Additionally, general and administrative expenses increased $3.7 million, primarily due to higher costs related to the settlement of a claim by a former consultant (see Note 9 Commitments and Contingencies for further details). Finally, depreciation and amortization expenses increased $0.7 million, primarily due to new building and tenant improvement projects. These increases are offset by decreases of $0.3 million in interest expense due primarily to a lower interest rate after the refinancing of our loan on the Two Commerce Square project, as well as a declining balance on our loan on the Murano project. Additionally, there were decreases in reimbursable property personnel costs of $0.4 million and investment advisory expenses of $1.1 million primarily due to our increased ownership in our Austin portfolio.

Loss on sale of real estate

Loss on sale of real estate of $0.7 million during the three months ended March 31, 2013 was due to the sale of 45.4 acres in land parcels at our Four Points Centre project. There was no corresponding transaction during the comparable period in 2012.

Equity in net income (loss) of unconsolidated real estate entities

Equity in net income (loss) of unconsolidated real estate entities decreased by $2.8 million, to a loss of $2.8 million during the three months ended March 31, 2013, compared to a nominal loss of less than $0.1 million in the prior year. This was primarily a result of our increased ownership interest in our Austin portfolio. The gain on disposition of real estate increased $1.3 million on the sale of the remaining three suburban properties in our Austin portfolio during the three months ended March 31, 2013.

Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended
	March 31,
	2013	2012
Revenues	$65,717	$65,034
Expenses:
Property operating and maintenance	24,232	25,603
Real estate and other taxes	8,470	7,972
Interest expense	20,323	25,242
Depreciation and amortization	23,398	21,845
Total expenses	76,423	80,662
Income (loss) from continuing operations	(10,706)	(15,628)
Gain (loss) on disposition of real estate	(6)	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and gain on extinguishment on debt and impairment loss	392	733
Gain (loss) on disposition of real estate	1,301	(38)
Income (loss) from discontinued operations	1,693	695
Net income (loss)	$(9,019)	$(14,933)
Thomas Properties’ share of net income (loss)	$(3,473)	$(1,218)
Intercompany eliminations	717	1,196
TPGI's share of equity in net income (loss) of unconsolidated real estate entities	$(2,756)	$(22)

Aggregate revenues for the unconsolidated real estate entities for the three months ended March 31, 2013 increased approximately $0.7 million, or 1.1%, to $65.7 million compared to $65.0 million for the three months ended March 31, 2012. The increase is primarily due to an increase in rental, reimbursement and parking revenue at our downtown Austin properties due to new and expanded leases. This increase is offset by a decrease in revenue related to the remaining three Austin suburban properties, which were sold during the current period, and have been reclassed to discontinued operations. The activity for these three properties has not been reclassed to discontinued operations during the three months ended March 31, 2012, due to the different ownership of the properties during that time.

Property operating and maintenance expenses for unconsolidated real estate entities decreased by $1.4 million, or 5.5%, to $24.2 million for the three months ended March 31, 2013 compared to $25.6 million for the three months ended March 31, 2012. The decrease was due primarily to the reclassification of the three suburban Austin properties to discontinued operations during the three months ended March 31, 2013, which were not during the comparable period during 2012, as discussed above. Real estate and other taxes expense increased $0.5 million, or 6.3%, to $8.5 million for the three months ended March 31, 2013 compared to $8.0 million for the three months ended March 31, 2012. This increase is primarily the result of increases in the assessed values of the Austin CBD properties and the Houston properties. Interest expense decreased by $4.9 million, or 19.4%, to $20.3 million for the three months ended March 31, 2013 as compared to $25.2 million for the three months ended March 31, 2012. The decrease was due primarily to a bank term loan and the a senior secured priority credit facility related to the Austin portfolio owned by the Austin Joint Venture Predecessor, both of which were paid off at par in September 2012. Depreciation and amortization expense increased $1.6 million, or 7.3%, to $23.4 million for the three months ended March 31, 2013 compared to $21.8 million for the comparable period in 2012. This is due to the Austin portfolio, which is incurring greater amortization expense related to the in-place lease values resulting from the purchase price accounting for the September 2012 transaction.

Income associated with discontinued operations increased by approximately $1.0 million, or 142.9%, to $1.7 million for the three months ended March 31, 2013 compared to income of $0.7 million for the three months ended March 31, 2012, primarily due to a gain on the disposition of Park Centre, Great Hills Plaza and Westech 360 I-IV from our Austin portfolio during the current period, compared to a loss on the disposition of our Brookhollow Central project from the TPG/CalSTRS Joint Venture during the comparable period in 2012. The loss on disposition of Brookhollow was offset by income from operations of Brookhollow for the period prior to the sale.

Benefit (provision) for income taxes

For each of the three months ended March 31, 2013 and 2012 , there was a provision for income taxes of less than $0.1 million.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of March 31, 2013, we have unrestricted cash and cash equivalents of $86.9 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through cash on hand, cash flows from operations and proceeds from condominium and property sales. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, proceeds from dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.

We have $4.6 million of scheduled principal payments on consolidated debt in 2013 and $1.9 million in 2014 (assuming the extension option on the Four Points Centre loan is granted, otherwise the principal balance of $21.6 million is due on July 31, 2014). We believe that we will have sufficient capital to satisfy these obligations when due.

During the quarter ended March 31, 2013, we paid a quarterly dividend of $0.02 per common share. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our investments in properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

As of March 31, 2013, we have unfunded capital commitments to TPG/CalSTRS of $10.9 million. We are obligated to fund tenant improvements and other capital improvements for properties that were acquired prior to June 1, 2007. We estimate we will fund approximately $2.5 million in 2013 and $1.4 million between 2014 and 2017 to satisfy our share of contractual obligations existing at March 31, 2013 for capital improvements, tenant improvements and leasing commissions.

As of March 31, 2013, we have unfunded capital commitments to TPG/CalSTRS Austin, LLC of $6.9 million. We estimate we will fund approximately $4.4 million in 2013 and $0.2 million between 2014 and 2017 to satisfy our share of contractual obligations existing at March 31, 2013 for capital improvements, tenant improvements and leasing commissions.

Development

As of March 31, 2013, we own two development projects, Campus El Segundo and Four Points Centre, which are comprised of 23.9 acres and 19.9 acres, respectively. Subsequent to March 31, 2013, the Company sold the 23.9 acres of land in the Campus El Segundo project, located in the City of El Segundo in the County of Los Angeles, including athletic facility naming rights and a building previously used as a marketing center. TPG/CalSTRS owns one development project, CityWestPlace, which is comprised of 9.9 acres. If we decide to develop any of the remaining land holdings, we anticipate seeking to mitigate our development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. The amount and timing of costs associated with our development projects is inherently uncertain due to market and economic conditions. We presently intend to fund development expenditures, if any, primarily through construction and permanent financing.

Leasing, Tenant Improvement and Capital Needs

In addition to our development projects, our One Commerce Square and Two Commerce Square properties require capital expenditures as well as leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $6.2 million in capital improvements, tenant improvements and leasing commissions for Commerce Square during 2013. Additionally, we have spent and will continue to spend additional amounts in connection with a value-enhancement program at Commerce Square.

During November 2010, subsidiaries of TPG and Brandywine entered into two partnership arrangements with respect to our One Commerce Square and Two Commerce Square properties. Brandywine committed to contribute $25.0 million of preferred equity in return for a 25% limited partnership interest in each property and as of March 31, 2013, this commitment has been fully funded and invested in the value-enhancement program designed to increase rental rates and occupancy at Commerce Square.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at March 31, 2013 is as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Regularly scheduled principal payments	$4,634	$1,884	$1,996	$—	$—	$10,764	$19,278
Balloon payments due at maturity (1)(2)(3)(4)	14,500	21,581	—	121,209	—	101,236	258,526
Interest payments—fixed rate debt (5)	8,744	11,570	11,459	5,026	4,435	22,606	63,840
Interest payments—variable rate debt (5)	—	—	—	—	—	—	—
Capital commitments (6)	14,837	995	246	87	244	58	16,467
Operating lease (7)	253	122	—	—	—	—	375
Obligations associated with uncertain tax positions (8)	—	—	—	—	—	—	—
Total	$42,968	$36,152	$13,701	$126,322	$4,679	$134,664	$358,486
 __________________________________________________

(1)
Included within these balloon payments in the "Thereafter" column is $101.2 million due under the Two Commerce Square mortgage loan, which is scheduled to mature on April 5, 2023. On March 8, 2013, we entered into a loan agreement with a lender for a new mortgage on Two Commerce Square in the amount of $112.0 million. The loan has a fixed interest rate of 3.96% for a ten year term. The expiring loan which had an outstanding balance of $106.5 million as of March 8, 2013, was paid off at par. The new mortgage loan is subject to interest only payments through March 5, 2018, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to the maturity date.

(2)
Included within these balloon payments in the "2014" column is $21.6 million due under the Four Points Centre mortgage loan. The loan is scheduled to mature on July 31, 2014, with a one-year extension option subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5%, and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If these requirements are not met, we can pay down the principal balance in an amount sufficient to satisfy these requirements. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. Through March 31, 2013, the property has been generating net operating losses. Beginning in August 2014, we are required to pay down the loan balance by $42,000 each month. The loan has an unfunded balance of $2.2 million, which is available to fund any remaining project costs. The balance of the loan as of March 31, 2013 was $21.6 million. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 19.9 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings.

(3)
The Murano mortgage loan has a balance of $3.3 million as of March 31, 2013. The loan is scheduled to mature on December 15, 2013. The loan principal is being amortized with proceeds from the sale of condominium units. Based on two units that have settled subsequent to March 31, 2013, and two additional units scheduled to settle in the second quarter of 2013, we expect the loan will be reduced to approximately $1.4 million. TPG gave the lender a limited guaranty which (i) guarantees repayment of the loan in the event of certain bankruptcy events affecting the borrower, (ii) guarantees payment of the lender's damages from customary “bad boy” actions of the borrower or TPG (such as fraud, physical waste of the property, misappropriation of funds and similar bad acts); and (iii) guarantees payment of the amount, if any, by which the loan balance at the time exceeds 80.0% of the bulk sale value of the collateral upon an acceleration of the loan triggered by a borrower default.

(4)
As of March 31, 2013, the Campus El Segundo mortgage loan has a balance of $14.5 million, and is shown as “obligations associated with land held for sale” on the consolidated balance sheets. Subsequent to March 31, 2013, the Company sold the remaining 23.9 acres of land and related assets, and paid off the mortgage loan balance in full.

(5)
As of March 31, 2013, 85.8% of our debt was at contractually fixed rates ranging from 3.96% to 5.67%. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 14.2% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.50% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of March 31, 2013, one-month LIBOR was 0.20%.

(6)
Capital commitments of our Company and consolidated subsidiaries include approximately $6.2 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $6.2 million is expected to be paid in 2013. Additionally, our Company and consolidated subsidiaries have capital commitments of approximately $1.8 million of tenant improvements and leasing commissions for certain tenants in Four Points Centre of which the entire amount is expected to be funded by additional borrowings available under the loan and paid in 2013. We have an unfunded capital commitment of $10.9 million to TPG/CalSTRS, of which we estimate we will fund $2.5 million in 2013 for contractual obligations existing as of March 31, 2013. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We have an unfunded capital commitment of $6.9 million to TPG/CalSTRS Austin, LLC, of which we estimate we will fund $4.4 million in 2013 for contractual obligations existing as of March 31, 2013.

(7)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.

(8)
The obligations associated with uncertain tax positions in the table above should represent amounts related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of March 31, 2013, $8.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, there is no interest or penalty associated with unrecognized tax benefits as of March 31, 2013.

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of March 31, 2013, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 7.9% to 33.3%. We account for these investments using the equity method of accounting.

The table below summarizes the outstanding debt for these properties as of March 31, 2013 (in thousands). None of these loans are recourse to us. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations. There are no extension options on these loans as of March 31, 2013.

	Interest Rate at March 31, 2013	Principal Amount	Maturity Date
TPG/CalSTRS:
City National Plaza
Mortgage loan	5.90%	$350,000	7/1/2020
Note payable to former partner	5.75%	500	1/4/2016
CityWestPlace
Mortgage loan - Building I & II	6.16%	118,741	7/6/2016
Mortgage loan - Building III & IV	5.03%	94,428	3/5/2020
San Felipe Plaza	4.78%	110,000	12/1/2018
Fair Oaks Plaza	5.52%	44,300	2/9/2017

TPG/CalSTRS Austin, LLC:
San Jacinto Center
Mortgage loan-Note A (1)	6.05%	43,000	6/11/2017
Mortgage loan-Note B (2)	6.05%	58,000	6/11/2017
Frost Bank Tower
Mortgage loan-Note A (1)	6.06%	61,300	6/11/2017
Mortgage loan-Note B (2)	6.06%	88,700	6/11/2017
One Congress Plaza
Mortgage loan-Note A (1)	6.08%	57,000	6/11/2017
Mortgage loan-Note B (2)	6.08%	71,000	6/11/2017
One American Center
Mortgage loan-Note A (1)	6.03%	50,900	6/11/2017
Mortgage loan-Note B (2)	6.03%	69,100	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017
		1,343,969
Loans on properties subject to special servicer oversight (3):
Reflections I	5.23%	20,484	4/1/2015
Reflections II	5.22%	8,533	4/1/2015
		29,017
Total outstanding debt of all unconsolidated properties		$1,372,986

The 30 day LIBOR rate for the loans above was 0.20% at March 31, 2013.
_______________________
(1) Balance represents senior mortgage indebtedness.

(2) Balance represents subordinate mortgage indebtedness.

(3) The borrower under mortgage loans secured by these properties has not made any debt service payments since February 2013. The special servicer has issued notices of default, but has not taken any further action in response. The borrowers are accruing interest on these loans at a default rate, which is 10.23% per annum for Reflections I and 10.22% per annum for Reflections II since March 2013. On a net basis, TPG's equity investment balance in these properties is not material.

Cash Flows

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012

Cash and cash equivalents were $86.9 million and $80.3 million at March 31, 2013 and 2012, respectively, representing an increase of $6.6 million. The increase was a result of the following changes in cash flows:

	Three months ended March 31,
	2013	2012	Increase (Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$(5,615)	$(8,920)	$3,305
Net cash provided by (used in) investing activities	7,208	7,210	(2)
Net cash provided by (used in) financing activities	8,591	2,670	5,921
Net increase (decrease) in cash and cash equivalents	10,184	960	9,224
Cash and cash equivalents at beginning of year	76,689	79,320	(2,631)
Cash and cash equivalents at end of period	$86,873	$80,280	$6,593

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities was $5.6 million for the three months ended March 31, 2013, which represented a decrease of $3.3 million from the net cash used by operations of $8.9 million for the three months ended March 31, 2012. The decrease in cash used in operations was primarily due to a decrease in accounts payable and other liabilities resulting from payment of most bonuses related to 2011 during the first quarter of 2012, which was a $3.3 million use of cash, whereas the majority of 2012 bonus payments were paid during 2012.

Our net cash generated by or used in investing activities is generally impacted by the sale of condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash provided by investing activities of $7.2 million for the three months ended March 31, 2013 was consistent with the amount for the three months ended March 31, 2012. During the three months ended March 31, 2013, amongst other investing activities, we received cash proceeds of $10.7 million related to the sale of certain land parcels at Four Points Centre, and we made cash contributions of $4.0 million to our TPG/CalSTRS Austin joint venture to fund working capital needs.

Our net cash provided by or used in financing activities is generally impacted by our borrowings, and capital activities, net of dividends and distributions paid to common stockholders and non-controlling interests. Net cash provided by financing activities increased by $5.9 million to $8.6 million for the three months ended March 31, 2013 compared to $2.7 million provided by financing activities for the three months ended March 31, 2012. This increase was primarily due to contributions by partners holding non-controlling interests in Commerce Square (Brandywine of $5.9 million) and TPG Austin Partner (Madison of $1.3 million) totaling $7.2 million during 2013. There were no contributions from non-controlling interest holders in the corresponding period in 2012. Additionally, we paid off the expiring mortgage loan at Two Commerce Square in the amount of $106.5 million with proceeds from a new loan of $112.0 million.

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

Reconciliation of Net Income (Loss) to ATCF:

	For the three months ended March 31, 2013
		Plus Unconsolidated Investments at TPGI's Share		Less Non-Controlling Interests Share
	Consolidated	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$(8,969)	$—	$—	$—	$—	(8,969)
Income tax (benefit) provision	22	—	—	—	—	22
Noncontrolling interests - unitholders in the Operating Partnership	(2,422)	—	—	—	—	(2,422)
Depreciation and amortization	4,192	7,414	233	(1,967)	(86)	9,786
Amortization of loan costs	162	(55)	—	28	—	135
Non-cash compensation expense	953	—	—	—	—	953
Straight-line rent adjustments	327	(692)	(31)	221	10	(165)
Adjustments to reflect the fair market value of rent	41	(924)	12	286	(4)	(589)
Impairment loss	753	—	—	—	—	753
Loss (gain) on sale of real estate	700	(1)	—	—	—	699
ATCF before income taxes	$(4,241)	$5,742	$214	$(1,432)	$(80)	$203

TPGI's share of ATCF before income taxes (1)	$(3,337)	$4,518	$168	$(1,127)	$(62)	$160
TPGI's income tax benefit (expense) - current	(22)	—	—	—	—	(22)
TPGI's share of ATCF	$(3,359)	$4,518	$168	$(1,127)	$(62)	$138

ATCF per share - basic						$—
ATCF per share - diluted						$—
Dividends paid per share						$0.02
Weighted average common shares outstanding - basic						45,826,728
Weighted average common shares outstanding - diluted						46,091,417

	For the three months ended March 31, 2012
		Plus Unconsolidated Investments at TPGI's Share
	Consolidated	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$(3,120)	$—	$—	$(3,120)
Income tax (benefit) provision	43	—	—	43
Noncontrolling interests - unitholders in the Operating Partnership	(1,041)	—	—	(1,041)
Depreciation and amortization	3,510	2,367	173	6,050
Amortization of loan costs	160	76	5	241
Non-cash compensation expense	648	—	—	648
Straight-line rent adjustments	(267)	(13)	(5)	(285)
Adjustments to reflect the fair market value of rent	8	(232)	(16)	(240)
ATCF before income taxes	$(59)	$2,198	$157	$2,296

TPGI's share of ATCF before income taxes (1)	$(44)	$1,642	$118	$1,716
TPGI's income tax benefit (expense) - current	(17)	—	—	(17)
TPGI's share of ATCF	$(61)	$1,642	$118	$1,699

ATCF per share - basic				$0.05
ATCF per share - diluted				$0.05
Dividends paid per share				$0.015
Weighted average common shares outstanding - basic				36,737,276
Weighted average common shares outstanding - diluted				37,076,840

(1) Based on an interest in our operating partnership of 78.69% and 74.72% for the three months ended March 31, 2013 and 2012, respectively.

TPGI's share of ATCF for the three months ended March 31, 2013 was $0.1 million, or $0.00 per share, compared to ATCF of $1.7 million, or $0.05 per share, for the three months ended March 31, 2012. The decrease in ATCF per share for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of the overall reduction in consolidated net income for the three months ended March 31, 2013 compared to the same period in the prior year, and the increased number of shares of our common stock outstanding resulting from the issuance of common stock in 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of March 31, 2013, our Company had $39.4 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

Our fixed and variable rate consolidated long-term debt at March 31, 2013 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2013	$1,320	$17,814	$19,134
2014	1,884	21,581	23,465
2015	1,996	—	1,996
2016	121,209	—	121,209
2017	—	—	—
Thereafter	112,000	—	112,000
Total	$238,409	$39,395	$277,804
Weighted average interest rate	4.86%	3.86%	4.72%

We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At March 31, 2013, our variable rate long-term debt represents 14.2% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 19.4% of the weighted average variable rate at March 31, 2013, the net impact would be increased interest costs of $0.3 million per year.

Our estimates of the fair value of debt instruments at March 31, 2013 and 2012, respectively, were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of March 31, 2013, the estimated fair value of our consolidated mortgage loans aggregate $282.1 million, compared to the aggregate carrying value of $277.8 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the three months ended March 31, 2013, approximately 14.3% of our revenue has been derived from fees earned from these relationships.
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
As of March 31, 2013, we held interests in six of our properties through TPG/CalSTRS, and five of our properties through TPG Austin Partner, LLC, in turn as a member of TPG/CalSTRS Austin, LLC. TPG/CalSTRS requires a unanimous vote of its management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for TPG/CalSTRS that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of TPG/CalSTRS and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to TPG/CalSTRS, our agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of TPG/CalSTRS, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization. The TPG/CalSTRS' subsidiaries owning Reflections I and Reflections II have not made the respective debt service payments due starting in February 2013. The special servicer has issued notices of default, but has not taken further formal action. Therefore, the likelihood of these two properties reaching stabilization and their ultimate resolution is uncertain. We have a right of first offer to purchase a TPG/CalSTRS property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
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
We have entered into, and may enter into in the future, certain joint venture acquisition arrangements with third parties in which we identify potential acquisition properties on behalf of the joint venture, and a portion (in some cases, a substantial portion) of the capital required for each project would be funded by our joint venture partners. Although our joint venture partners generally commit to fund property acquisitions under these arrangements, such joint venture partners may decide not to fund a particular or any potential acquisition properties for any number of reasons, including such entities may not have the capital necessary to fund projects at the time of the proposed acquisition. Accordingly, if we identify potential acquisition opportunities in the future for these programs, we may not receive approval and/or funding from joint venture partners, notwithstanding any prior commitments for funding.
We depend on significant tenants, and their failure to pay rent could seriously harm our operating results and financial condition.
As of March 31, 2013, the 20 largest tenants for properties in which we held an ownership interest collectively leased 40.1% of the rentable square feet of space, representing 45.4% of the total annualized rent generated by these properties.
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
As of March 31, 2013, leases representing 3.7% and 11.2% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties will expire in 2013 and 2014, respectively. Further, an additional 13.3% of the square feet of these properties was available for lease as of March 31, 2013. Current economic conditions have resulted in depressed leasing activity recently in certain markets as a result of tenant unwillingness to make long term leasing commitments, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $277.8 million of consolidated debt and $1.4 billion of unconsolidated debt, of which our share was $335.6 million as of March 31, 2013;

•	our ability to generate consistent cash flow from operating activities, which used cash of $5.6 million for the quarter ended March 31, 2013;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We and our Operating Partnership agreed at the time of our initial public offering in 2004 to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two assets represented 98.1% of annualized rent for our consolidated properties as of March 31, 2013. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.
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
In addition to the common stock owned by Mr. Thomas as of March 31, 2013, he owned or controlled a significant interest in our Operating Partnership consisting of 12,313,331 units, or a 20.9% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 3.0% equity interest in the Operating Partnership.
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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, and 42.2% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates as well as 8,695,653 shares owned by Madison and subject to a lock-up period and voting agreement in favor of Mr. Thomas which generally expires with respect to all of such Madison shares in June 2015) as of March 31, 2013. The limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. Pursuant to the stockholders' agreement with Madison, subject to certain exceptions, during the period from the sixth anniversary of the issuance of shares to Madison's affiliates until the ninth anniversary of such date, Mr. Thomas has agreed to vote (and to cause his affiliated entities to vote) all of his controlled group's shares of common stock and limited voting stock in a manner that is in direct proportion to the manner in which other holders of the common stock vote on a proposed company sale transaction. This vote neutralization provision will not apply, however, if Madison's affiliates no longer beneficially own at least 10.0% of the our total voting securities or if the volume-weighted average price of our common stock is at least $12.50 per share during the six month period prior to the sixth anniversary of the issuance of the shares to Madison's affiliates (or at least $10.00 per share if our common stock has met certain trading volume tests).
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

The following Thomas Properties Group, Inc. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

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
Dated: May 9, 2013

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer