Form 10-Q
period 2013-06-30
THOMAS PROPERTIES GROUP INC
filed 2013-08-08
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2013
Common Stock, $.01 par value per share	46,969,703

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Land and improvements	$32,552	$32,552
Land and improvements—development properties	6,331	6,403
Buildings and improvements	320,171	318,472
Tenant improvements	45,857	42,917
Total investments in real estate	404,911	400,344
Less accumulated depreciation	(130,736)	(126,143)
Investments in real estate, net	274,175	274,201
Condominium units held for sale	32,095	37,891
Investments in unconsolidated real estate entities	68,429	106,210
Cash and cash equivalents, unrestricted	127,879	76,689
Restricted cash	3,935	11,611
Marketable securities	9,879	—
Rents and other receivables, net	1,401	1,825
Receivables from unconsolidated real estate entities	2,216	2,347
Deferred rents	20,343	18,994
Deferred leasing and loan costs, net	12,556	10,716
Other assets, net	13,667	10,222
Assets associated with land held for sale	—	60,286
Total assets	$566,575	$610,992
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$261,738	$259,995
Accounts payable and other liabilities, net	25,299	28,346
Losses and distributions in excess of investments in unconsolidated real estate entities	11,366	10,084
Prepaid rent	2,355	1,784
Deferred revenue	11,250	10,566
Mortgage loans associated with land held for sale	—	21,380
Total liabilities	312,008	332,155
Commitments and Contingencies (Note 9)
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 46,969,703 and 46,126,481 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	470	461
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 11,646,949 and 12,313,331 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	116	123
Additional paid-in capital	261,833	258,780
Retained deficit and dividends including $96 and $- of other comprehensive loss as of June 30, 2013 and December 31, 2012, respectively	(100,140)	(83,635)
Total stockholders’ equity	162,279	175,729
Noncontrolling interests:
Unitholders in the Operating Partnership	37,781	44,154
Partners in consolidated real estate entities	54,507	58,954
Total noncontrolling interests	92,288	103,108
Total equity	254,567	278,837
Total liabilities and equity	$566,575	$610,992
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rental	$7,910	$7,684	$15,299	$15,530
Tenant reimbursements	5,393	4,981	10,969	10,402
Parking and other	828	745	2,208	1,485
Investment advisory, management, leasing, and development services	636	733	1,528	1,664
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	3,178	4,219	6,282	8,321
Reimbursement of property personnel costs	903	1,356	2,033	2,867
Condominium sales	3,395	1,045	7,793	1,964
Total revenues	22,243	20,763	46,112	42,233
Expenses:
Property operating and maintenance	6,505	5,751	13,123	12,015
Real estate and other taxes	1,942	1,965	3,937	3,885
Investment advisory, management, leasing, and development services	2,288	3,000	4,208	5,994
Reimbursable property personnel costs	903	1,356	2,033	2,867
Cost of condominium sales	2,773	721	6,411	1,393
Interest	3,303	4,216	7,244	8,454
Depreciation and amortization	3,920	4,152	8,112	7,662
General and administrative	4,553	4,892	12,480	9,131
Impairment loss	—	—	753	—
Total expenses	26,187	26,053	58,301	51,401
Interest income	91	8	114	13
Equity in net income (loss) of unconsolidated real estate entities	(3,565)	(794)	(6,321)	(816)
Gain (loss) on sale of land	141	—	(559)	—
Income (loss) before income taxes and noncontrolling interests	(7,277)	(6,076)	(18,955)	(9,971)
Benefit (provision) for income taxes	(18)	(31)	(40)	(74)
Net income (loss)	(7,295)	(6,107)	(18,995)	(10,045)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	1,289	1,550	3,711	2,591
Partners in consolidated real estate entities	455	(247)	764	(470)
	1,744	1,303	4,475	2,121
TPGI's share of net income (loss)	$(5,551)	$(4,804)	$(14,520)	$(7,924)
Income (loss) per share-basic and diluted	$(0.12)	$(0.12)	$(0.31)	$(0.21)
Weighted average common shares outstanding—basic and diluted	46,610,859	38,591,868	46,419,772	37,664,573
Dividends declared per share	$0.02	$0.015	$0.04	$0.03
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(18,995)	$(10,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of land	559	—
Gain on sale of condominiums	(1,382)	(572)
Equity in net (income) loss of unconsolidated real estate entities	6,321	816
Deferred rents	(34)	(355)
Deferred taxes (and interest on unrecognized benefits)	—	38
Deferred interest	—	25
Depreciation and amortization expense	8,112	7,662
Allowance for doubtful accounts	121	75
Amortization of loan costs	273	320
Amortization of above and below market leases, net	83	19
Amortization of share-based compensation	1,257	911
Distributions from operations of unconsolidated real estate entities	—	250
Impairment loss	753	—
Changes in operating assets and liabilities:
Rents and other receivables	290	475
Receivables from unconsolidated real estate entities	131	(470)
Deferred leasing costs	(2,541)	(1,875)
Other assets	(3,667)	(3,495)
Accounts payable and other liabilities	668	407
Prepaid rent and deferred revenue	561	427
Net cash provided by (used in) operating activities	(7,490)	(5,387)
Cash flows from investing activities:
Expenditures for improvements to real estate	(11,352)	(6,532)
Proceeds from sale of condominiums	7,183	1,836
Proceeds from sale of real estate	58,947	1,107
Return of capital from unconsolidated real estate entities	36,742	8,640
Contributions to unconsolidated real estate entities	(4,000)	(199)
Purchase of marketable securities	(11,000)	—
Proceeds from sales/redemption of marketable securities	1,000	—
Net cash provided by (used in) investing activities	77,520	4,852
Cash flows from financing activities:
Proceeds from equity offering, net	—	49,409
Contributions from noncontrolling interests	7,983	2,600
Noncontrolling interest distributions	(11,667)	—
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(2,354)	(1,499)
Principal payments of mortgage and other secured loans	(135,340)	(2,702)
Proceeds from mortgage and other secured loans	115,703	404
Payment of loan costs	(836)	—
Change in restricted cash	7,671	2,874
Net cash provided by (used in) financing activities	(18,840)	51,086
Net increase (decrease) in cash and cash equivalents	51,190	50,551
Cash and cash equivalents at beginning of period	76,689	79,320
Cash and cash equivalents at end of period	$127,879	$129,871
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
FOR THE SIX MONTHS END JUNE 30, 2013
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

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering. Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interests in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. As of June 30, 2013, we held a 79.8% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of June 30, 2013, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
Four Points Centre (1)	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel/ Residential	Austin, Texas
Unconsolidated properties:
TPG/CalSTRS, LLC (“TPG/CalSTRS”):
City National Plaza	High-rise office	Los Angeles Central Business District, California
San Felipe Plaza	High-rise office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Reflections I (2)	Suburban office	Reston, Virginia
Reflections II (2)	Suburban office	Reston, Virginia
Fair Oaks Plaza (2)	Suburban office	Fairfax, Virginia
TPG/CalSTRS Austin, LLC:
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
2121 Market Street (3)	Residential and retail	PCBD
  _______________

(1)	Project is wholly-owned; certain undeveloped land parcels are being targeted for sale.

(2)	Property is encumbered by a loan subject to special servicer oversight.

(3)	The Company has a 1% limited partnership interest in 2121 Market Street. See Note 3. Unconsolidated Real Estate Entities for further details.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The City National Plaza property includes an off-site garage that provides parking for City National Plaza and other properties. Our office properties typically include on-site parking, retail and storage space.

In March 2013, TPG/CalSTRS Austin, LLC completed the sale of Westech 360, Park Centre and Great Hills Plaza, in suburban Austin, Texas. The properties were unencumbered by debt. The sale price for the properties was $76.0 million, which after closing adjustments and prorations, resulted in net proceeds to TPG/CalSTRS Austin, LLC of $73.1 million. TPG’s share of the net proceeds was $24.4 million.

We have the responsibility for the day-to-day operations of the California Environmental Protection Agency (“CalEPA”) building, but have no ownership interest in the property. We provide investment advisory services for the California State Teachers' Retirement System (“CalSTRS”) with respect to two properties that are wholly-owned by CalSTRS— 800 South Hope Street (Los Angeles, CA) and 1835 Market Street (Philadelphia, PA). In addition, we provide property management, leasing and development services to 800 South Hope Street and 1835 Market Street, and the properties owned by the TPG/CalSTRS and TPG/CalSTRS Austin, LLC joint ventures. Two properties that we previously managed, which were wholly-owned by an affiliate of Lehman Brothers Inc., 816 Congress and Austin Centre, both in Austin, TX, were sold by Lehman in April 2013.

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

We continuously reassess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. There have been no changes during the six months ended June 30, 2013 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

The equity method of accounting is utilized to account for investments in real estate entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and entities that are non-VIEs which the Company does not control, but

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Murano

We also consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner has a stated ownership interest of 27%. After full repayment of the Murano mortgage loan, (balance of $0.5 million as of June 30, 2013), which occurred subsequent to June 30, 2013, net proceeds from the project will be distributed, based on an order of preferences described in the partnership agreement. The Company anticipates that we will receive distributions, in excess of our stated 73% ownership interest according to these distribution preferences.

Austin - Madison International Realty

Refer to Note 3 for discussion of TPG/CalSTRS, TPG/CalSTRS Austin, LLC, and the TPG-Austin Portfolio Syndication Partners JV LP ("Austin Joint Venture Predecessor"), which were determined to be variable interest entities for which we are not considered the primary beneficiary for the periods presented herein.

The 33.3% equity interest in TPG Austin Partner, LLC owned by Madison International Realty ("Madison") is reflected under the "Noncontrolling Interests" caption on our consolidated balance sheets. We consolidate this venture with Madison, which has a 50% interest in TPG/CalSTRS Austin, LLC, and which is further discussed in Note 3, because we have control.

Included in total assets on TPG's consolidated balance sheets are the following assets for each listed investment in which a noncontrolling interest is held by an unaffiliated partner. The assets of each listed entity can only be used to settle the liabilities of that entity (in thousands):

	June 30,	December 31,
	2013	2012
One Commerce Square	$137,797	$133,987
Two Commerce Square	150,671	142,436
Murano	32,051	37,687
TPG Austin Partner, LLC	68,717	106,031
	$389,236	$420,141

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

We recorded an impairment charge of $0.8 million related to Campus El Segundo, wholly-owned developable land, for the three months ended March 31, 2013 to reduce the book value of the property to estimated net sales proceeds. In May 2013, the Company sold the remaining 23.9 acres of land including athletic facility naming rights and a building previously used as a marketing center. The Company has no further ownership interest, continued involvement, commitments or obligations related to Campus El Segundo. In the corresponding prior period, we did not record an impairment charge for any real estate assets or equity investments.

Dispositions

In May 2013, the Company sold the remaining 23.9 acres of land in its Campus El Segundo project, including the athletic facility naming rights and a building previously used as a marketing center. The sales price for the land and related assets was $48.5 million. After closing adjustments and prorations, and payment in full of a $14.5 million mortgage loan, the Company received net proceeds of $33.3 million.
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

In March 2013, TPG/CalSTRS Austin, LLC, an unconsolidated real estate entity in which TPG holds an effective ownership interest of 33.3%, completed the sale of Westech 360, Park Centre and Great Hills Plaza, in suburban Austin, Texas. The properties were unencumbered by debt. The sales price for the properties was $76.0 million, which after closing adjustments and prorations, resulted in net proceeds to TPG/CalSTRS Austin, LLC of $73.1 million. TPG’s share of the net proceeds of $24.4 million was received in April 2013.

Development Activities

Costs associated with the development and construction of a real estate project are capitalized on our consolidated balance sheets. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell is completed, the costs capitalized to construction in progress are transferred to operating properties. Cumulative capitalized interest as of June 30, 2013 and December 31, 2012, is $5.5 million and $6.8 million, respectively. There was no interest capitalized for the six months ended June 30, 2013 and 2012.

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Marketable Securities

In April 2013, the Company invested $10.0 million in debt securities comprised of U.S. treasury bills, agency securities, corporate bonds and municipal bonds with maturities of less than 4 years.

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intent and ability regarding these instruments, we classify all of our marketable debt securities as available-for-sale. Marketable debt securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets. For details see statement of stockholders' equity in Note 6. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Comprehensive loss attributable to these marketable securities totaled $0.1 million for the three and six months ended June 30, 2013.

Total as of June 30, 2013
(in thousands)
U.S. treasury bills	$475
Agency securities	4,932
Corporate bonds	3,952
Municipal bonds	520
Total	$9,879

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

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties, TPG/CalSTRS Austin, LLC properties and the Austin Portfolio Joint Venture Predecessor properties. TPG/CalSTRS owns the following properties as of June 30, 2013:

•City National Plaza (acquired January 2003)
•Reflections I (acquired October 2004)
•Reflections II (acquired October 2004)
•San Felipe Plaza (acquired August 2005)
•CityWestPlace land (acquired June 2006)
•CityWestPlace (acquired June 2006)
•Fair Oaks Plaza (acquired January 2007)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TPG Austin Partner, LLC, a limited liability company formed in September 2012 by TPG and Madison, owns a 50% interest in TPG/CalSTRS Austin, LLC, which owns the following properties that were acquired from the Austin Joint Venture Predecessor:

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

The following properties were sold by the Austin Joint Venture Predecessor in July 2012 prior to the transaction with TPG/CalSTRS Austin, LLC:

•Research Park Plaza I & II (acquired June 2007, sold July 2012)
•Stonebridge Plaza II (acquired June 2007, sold July 2012)

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of June 30, 2013.

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

We evaluated unconsolidated investments with negative carrying amounts to determine if the equity method of accounting is still appropriate, consistent with ASC 323-10-35-19 through 26. In December 2012, we redeemed a 49% interest in 2121 Market Street and retained a 1% limited partnership interest, which is accounted for on the cost method of accounting. The Company's investment in 2121 Market Street has a negative carrying amount of $0.3 million as of June 30, 2013 and December 31, 2012. The Company reduced its investment balance below zero due to the receipt of distributions and recording of our share of investee losses in excess of our investment, because we have guaranteed up to a maximum of $14.0 million of 2121 Market Street's outstanding mortgage loan.

With respect to the Company's investment in TPG/CalSTRS, we had negative carrying amounts as of June 30, 2013 and December 31, 2012, of approximately $11.1 million and $9.8 million, respectively. The Company has committed to fund tenant improvements, other capital improvements, debt repayment or debt repurchase of properties owned by TPG/CalSTRS up to

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10.9 million as of June 30, 2013 and December 31, 2012. In addition, the Company has committed to fund temporary operating cash shortfalls, not more frequently than once a month, up to $1.25 million in the aggregate for all the TPG/CalSTRS properties.

Investments in unconsolidated real estate entities as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
ASSETS:
TPG/CalSTRS Austin, LLC	$68,429	$106,210
Total reflected in investments in unconsolidated real estate entities	68,429	106,210

LIABILITIES:
TPG/CalSTRS	(11,090)	(9,808)
2121 Market Street	(276)	(276)
Total reflected in losses and distributions in excess of investments in unconsolidated real estate entities	(11,366)	(10,084)
Net investments in unconsolidated real estate entities	$57,063	$96,126

The following is a summary of the net investments in unconsolidated real estate entities for the six months ended June 30, 2013 (in thousands):

Net investment balance, December 31, 2012	$96,126
Contributions	4,000
Equity in net income (loss) of unconsolidated real estate entities	(6,321)
Distributions	(36,742)
Net investment balance, June 30, 2013	$57,063

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

The total capital commitment to TPG/CalSTRS was $511.7 million as of June 30, 2013, of which approximately $2.9 million and $10.9 million was unfunded by CalSTRS and us, respectively.

Except to the extent the Liquidation of the TPG/CalSTRS joint venture, as discussed in Note 10 - Subsequent Event, occurs, CalSTRS and TPG would continue to have the right to exercise an existing buy-sell provision. Under this provision, the initiating party sets a price for its interest in TPG/CalSTRS, and the other party has a specified time to elect to either buy the initiating party's interest or to sell its own interest to the initiating party. Upon the occurrence of certain events, CalSTRS also has a buy-out option to purchase our interest in TPG/CalSTRS. The buyout price is based upon a 3% discount to the appraised fair market value.

The borrower under mortgage loans secured by Reflections I and Reflections II, two properties owned by the TPG/CalSTRS joint venture, ceased making debt service payments in February 2013. The special servicer representing these loans has issued notices of default, but has not taken any further action in response. TPG is in discussions with the special servicer regarding possible resolutions of these loans. The borrowers are accruing interest on these loans at a default rate, which is 10.23% per annum for Reflections I and 10.22% per annum for Reflections II since March 2013. On a net basis, TPG's equity investment balance in these properties is not material.

The borrower under the mortgage loan secured by Fair Oaks Plaza, a property owned by the TPG/CalSTRS joint venture, did not make the debt service payment due on July 9, 2013. The loan has been assigned to a special servicer. The special

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

servicer has issued a notice of default and instituted cash management procedures to establish a restricted account. We are engaged in initial discussions with the special servicer regarding possible resolutions. The default interest rate is 10.52%. TPG's equity investment balance in this unconsolidated property is a deficit balance of approximately $1.2 million.

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

The TPG/CalSTRS joint venture is deemed to be a variable interest entity for which we are not considered to be the primary beneficiary. CalSTRS and TPG acting together are considered to have the power to direct the activities of the joint venture that most significantly impact the joint venture economic performance, and therefore, neither TPG nor CalSTRS is considered to be the primary beneficiary. We determined the key activities that drive the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the TPG/CalSTRS venture agreement requires unanimous approval by the two members.

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

As of June 30, 2013, our total maximum exposure to loss to TPG/CalSTRS and the TPG/CalSTRS Austin, LLC is:

(1)	Our net equity investment in the various properties controlled by TPG/CalSTRS and TPG/CalSTRS Austin, LLC as of June 30, 2013, was $57.1 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective limited liability companies. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of June 30, 2013, we had total receivables of $1.2 million and $0.6 million related to TPG/CalSTRS and the TPG/CalSTRS Austin, LLC, respectively.

(3)	Unfunded capital commitments to the TPG/CalSTRS was $10.9 million as of June 30, 2013.

(4)
TPG/CalSTRS Austin, LLC owns the five Austin properties and TPG, together with Madison, have an unfunded capital commitment of approximately $10.4 million. Of that amount, TPG's unfunded capital commitment is approximately $6.9 million or 66.67% as of June 30, 2013.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is the combined balance sheets of our unconsolidated real estate entities as of June 30, 2013 and December 31, 2012.
Summarized Unconsolidated Real Estate Entities Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Investments in real estate, net	$1,479,505	$1,497,828
Receivables including deferred rents, net	67,912	66,491
Deferred leasing and loan costs, net	117,048	128,623
Other assets	55,623	51,329
Assets associated with discontinued operations	120	74,957
Total assets	$1,720,208	$1,819,228
LIABILITIES AND OWNERS’ EQUITY
Liabilities:
Mortgage loans	$1,310,474	$1,376,343
Mortgage loan - related party	64,082	—
Acquired below market leases, net	27,671	32,075
Prepaid rent and deferred revenue	5,314	6,030
Accounts and interest payable and other liabilities	54,829	62,036
Liabilities associated with discontinued operations	147	4,735
Total liabilities	1,462,517	1,481,219
Owners’ equity:
Thomas Properties	61,942	100,451
Other owners	195,749	237,558
Total owners’ equity	257,691	338,009
Total liabilities and owners’ equity	$1,720,208	$1,819,228

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is the combined statements of operations of our unconsolidated real estate entities for the three and six months ended June 30, 2013 and 2012 (in thousands) (unaudited):

Summarized Unconsolidated Real Estate Entities Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$67,439	$64,634	$133,156	$129,668
Expenses:
Property operating and maintenance	25,099	27,536	49,330	53,139
Real estate and other taxes	8,432	9,000	16,902	16,972
Interest expense	20,452	25,949	40,776	51,191
Depreciation and amortization	22,655	21,209	46,053	43,054
Total expenses	76,638	83,694	153,061	164,356
Income (loss) from continuing operations	(9,199)	(19,060)	(19,905)	(34,688)
Gain (loss) on disposition of real estate	—	—	(6)	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	35	(7,570)	427	(6,838)
Gain (loss) on disposition of real estate	(79)	3	1,222	(35)
Income (loss) from discontinued operations	(44)	(7,567)	1,649	(6,873)
Net income (loss)	$(9,243)	$(26,627)	$(18,262)	$(41,561)
Thomas Properties’ share of net income (loss)	$(2,873)	$(1,384)	$(5,399)	$(2,602)
Intercompany eliminations	467	590	1,183	1,786
Equity in net income (loss) of unconsolidated real estate entities	(2,406)	(794)	(4,216)	(816)
Noncontrolling interests' share of TPG Austin Partner	(1,159)	—	(2,105)	—
TPGI's share of equity in net income (loss) of unconsolidated real estate entities	$(3,565)	$(794)	$(6,321)	$(816)

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the preceding summarized balance sheets as of June 30, 2013 and December 31, 2012, are the following balance sheets of TPG/CalSTRS, LLC (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments in real estate, net	$749,022	$759,512
Receivables including deferred rents, net	61,939	63,881
Investments in unconsolidated real estate entities	634	659
Deferred leasing and loan costs, net	49,025	51,273
Other assets	40,349	28,347
Assets associated with discontinued operations	1	116
Total assets	$900,970	$903,788
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans	$746,156	$747,610
Accounts and interest payable and other liabilities	36,439	32,182
Liabilities associated with discontinued operations	18	25
Total liabilities	782,613	779,817
Members’ equity:
Thomas Properties	(6,774)	(5,580)
CalSTRS	125,131	129,551
Total members’ equity	118,357	123,971
Total liabilities and members’ equity	$900,970	$903,788

Included in the preceding summarized balance sheets as of June 30, 2013 and December 31, 2012 are the following balance sheets of TPG/CalSTRS Austin, LLC (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments in real estate, net	$730,483	$738,316
Real estate held for sale	—	74,182
Receivables including deferred rents, net	5,972	2,611
Deferred leasing costs, net	68,023	77,350
Other assets	12,672	20,361
Assets associated with discontinued operations	119	557
Total assets	$817,269	$913,377
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans	$564,318	$628,733
Mortgage loan - related party	64,082	—
Accounts and interest payable and other liabilities	26,829	39,869
Acquired below market leases, net	24,545	28,148
Liabilities associated with discontinued operations	61	4,566
Total liabilities	679,835	701,316
Members' equity	137,434	212,061
Total liabilities and members’ equity	$817,269	$913,377

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information by real estate entity for the three and six months ended June 30, 2013 and 2012 (in thousands) (unaudited):

	Three months ended June 30, 2013
	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$43,346	$24,093	$—	$—	$67,439
Expenses:
Property operating and maintenance	18,883	6,160	56	—	25,099
Real estate and other taxes	4,205	4,227	—	—	8,432
Interest expense	11,050	9,402	—	—	20,452
Depreciation and amortization	11,485	11,170	—	—	22,655
Total expenses	45,623	30,959	56	—	76,638
Income (loss) from continuing operations	(2,277)	(6,866)	(56)	—	(9,199)
Equity in net income (loss) of unconsolidated real estate entities	(4)	—		4	—
Gain (loss) on disposition of real estate	—	—	—	—	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	(3)	(1)	39	—	35
Gain (loss) on disposition of real estate	3	(82)	—	—	(79)
Income (loss) from discontinued operations	—	(83)	39	—	(44)
Net income (loss)	$(2,281)	$(6,949)	$(17)	$4	$(9,243)
Thomas Properties’ share of net income (loss)	$(556)	$(2,316)	$(1)	$—	$(2,873)
Intercompany eliminations					467
Equity in net income (loss) of unconsolidated real estate entities					(2,406)
Noncontrolling interests' share of TPG Austin Partner					(1,159)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities					$(3,565)

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended June 30, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$39,702	$24,932	$—	$64,634
Expenses:
Property operating and maintenance		18,530	7,379	1,627	27,536
Real estate and other taxes		4,079	4,921	—	9,000
Interest expense		11,432	15,279	(762)	25,949
Depreciation and amortization		11,670	9,539	—	21,209
Total expenses	—	45,711	37,118	865	83,694
Income (loss) from continuing operations	—	(6,009)	(12,186)	(865)	(19,060)
Equity in net income (loss) of unconsolidated real estate entities	—	(2,905)	—	2,905	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	(26)	53	(7,597)	—	(7,570)
Gain (loss) on disposition of real estate	—	3	—	—	3
Income (loss) from discontinued operations	(26)	56	(7,597)	—	(7,567)
Net income (loss)	$(26)	$(8,858)	$(19,783)	$2,040	$(26,627)
Thomas Properties’ share of net income (loss)	$(12)	$(136)	$(1,236)	$—	$(1,384)
Intercompany eliminations					590
TPGI's share of equity in net income (loss) of unconsolidated real estate entities					$(794)

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended June 30, 2013
	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$84,976	$48,180	$—	$—	$133,156
Expenses:
Property operating and maintenance	36,964	12,307	59	—	49,330
Real estate and other taxes	8,457	8,447	(2)	—	16,902
Interest expense	22,076	18,700	—	—	40,776
Depreciation and amortization	23,082	22,971	—	—	46,053
Total expenses	90,579	62,425	57	—	153,061
Income (loss) from continuing operations	(5,603)	(14,245)	(57)	—	(19,905)
Equity in net income (loss) of unconsolidated real estate entities	(6)	—	—	6	—
Gain (loss) on disposition of real estate	(6)	—	—	—	(6)
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	(5)	400	32	—	427
Gain (loss) on disposition of real estate	4	1,218	—	—	1,222
Income (loss) from discontinued operations	(1)	1,618	32	—	1,649
Net income (loss)	$(5,616)	$(12,627)	$(25)	$6	$(18,262)
Thomas Properties’ share of net income (loss)	$(1,189)	$(4,208)	$(2)	$—	$(5,399)
Intercompany eliminations					1,183
Equity in net income (loss) of unconsolidated real estate entities					(4,216)
Noncontrolling interests' share of TPG Austin Partner					(2,105)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities					$(6,321)

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended June 30, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$81,033	$48,635	$—	$129,668
Expenses:
Property operating and maintenance		37,039	15,079	1,021	53,139
Real estate and other taxes		8,029	8,943	—	16,972
Interest expense		22,857	29,797	(1,463)	51,191
Depreciation and amortization		23,276	19,778	—	43,054
Total expenses	—	91,201	73,597	(442)	164,356
Income (loss) from continuing operations	—	(10,168)	(24,962)	442	(34,688)
Equity in net income (loss) of unconsolidated real estate entities	—	(5,316)	—	5,316	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	(24)	272	(7,086)	—	(6,838)
Gain (loss) on disposition of real estate	—	(35)	—	—	(35)
Income (loss) from discontinued operations	(24)	237	(7,086)	—	(6,873)
Net income (loss)	$(24)	$(15,247)	$(32,048)	$5,758	$(41,561)
Thomas Properties’ share of net income (loss)	$(11)	$(588)	$(2,003)	$—	$(2,602)
Intercompany eliminations					1,786
TPGI's share of equity in net income (loss) of unconsolidated real estate entities					$(816)
Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Our share of owners’ equity recorded by unconsolidated real estate entities	$61,942	$100,451
Intercompany eliminations and other adjustments	(4,879)	(4,325)
Investments in unconsolidated real estate entities	$57,063	$96,126

4. Mortgage Loans

A summary of the outstanding mortgage loans as of June 30, 2013 and December 31, 2012 is as follows (in thousands). None of these loans are recourse to us, except that we have partially guaranteed the Four Points Centre mortgage loan, under which our liability is currently limited to a maximum of $10.8 million. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations. Campus El Segundo was sold on May 7, 2013 and the remaining mortgage loan balance was paid in full, see footnote 3 below. The Murano mortgage loan was paid off subsequent to June 30, 2013, see footnote 5 below.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Outstanding Debt		Maturity Date	Maturity Date at End of Extension Options
Mortgage Loan	Interest Rate at June 30, 2013		As of June 30, 2013	As of December 31, 2012
One Commerce Square (1)	5.67%		$125,981	$126,869	1/6/2016	1/6/2016
Two Commerce Square (2)	3.96%		112,000	106,612	4/5/2023	4/5/2023
Campus El Segundo (3)			—	14,500
Four Points Centre (4)	LIBOR +	3.50%	23,276	26,453	7/31/2014	7/31/2015
Murano (5)	LIBOR +	3.75%	481	6,941	12/15/2013	12/15/2013
Total mortgage loans			$261,738	$281,375

The 30 day LIBOR rate for the loans above was 0.19% at June 30, 2013.
______________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

(2)
On March 8, 2013, we entered into a loan agreement with a lender for a mortgage on Two Commerce Square in the amount of $112.0 million, which paid off at par the expiring loan, which had a balance of $106.5 million as of March 8, 2013. The loan has a fixed interest rate of 3.96% for a ten year term. The mortgage loan is subject to interest only payments through March 5, 2018, and thereafter, principal and interest payments are due based on a thirty-year amortization schedule. The loan may be defeased, and is subject to yield maintenance payments for any prepayments made 60 days prior to the maturity date.

(3)
On May 7, 2013, the Company sold the remaining 23.9 acres of land and related assets, and paid off the mortgage loan balance in full. The prior period amounts have been reclassified as “Mortgage loans associated with land held for sale” on the consolidated balance sheets.

(4)
The interest rate as of June 30, 2013 was 3.75% per annum. As of June 30, 2013, $0.5 million was available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The loan has a one-year extension option at our election subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5%, and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If the loan-to-value ratio or the minimum debt yield is not met, we can pay down the principal balance in an amount sufficient to satisfy the requirement. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan.

Beginning in August 2014, we are required to pay down the loan balance by $42,000 each month. As of June 30, 2013, the property had a net operating loss. We have guaranteed completion of the tenant improvements and 46.5% of the outstanding principal balance and interest payable on the loan, which results in a maximum guarantee of $10.8 million as of June 30, 2013. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of June 30, 2013. We have also provided additional collateral of fully entitled unimproved land, which is immediately adjacent to the office buildings.

During the first quarter of 2013, we sold certain land parcels at Four Points Centre, resulting in paydowns of $6.9 million on the loan. The remaining collateral of fully entitled unimproved land adjacent to the office buildings is approximately 19 acres.

(5)
The interest rate as of June 30, 2013 was 4.00% per annum and the loan was scheduled to mature on December 15, 2013. Repayment of this loan was being made with proceeds from the sales of condominium units.This loan was paid off subsequent to June 30, 2013.

The loan agreement for One Commerce Square requires that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. This requirement was removed from the Two Commerce Square loan when it was refinanced in the current year. Included in restricted cash on our consolidated balance sheets at June 30, 2013 and December 31, 2012, are lockbox and reserve funds for One Commerce Square of $3.4 million and $5.1 million, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2013, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2013	$1,374	$1,374
2014	25,160	2,094
2015	1,995	25,061
2016	121,209	121,209
2017	—	—
Thereafter	112,000	112,000
	$261,738	$261,738

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

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three and six months ended June 30, 2013 and 2012, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Our board of directors declared and paid two quarterly dividends to common stockholders in the six months ended June 30, 2013 and 2012 of $0.02 and 0.015 per common share, respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2013 and 2012 (in thousands except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shares	$(5,551)	$(4,804)	$(14,520)	$(7,924)
Dividends to participating securities:
Unvested restricted stock	—	—	—	—
Unvested incentive units	—	—	—	—
Net income (loss) attributable to common shares, net of dividends to participating securities	$(5,551)	$(4,804)	$(14,520)	$(7,924)
Weighted average common shares outstanding—basic and diluted (1)	46,610,859	38,591,868	46,419,772	37,664,573
Income (loss) per share—basic and diluted	$(0.12)	$(0.12)	$(0.31)	$(0.21)
Dividends declared per share	$0.02	$0.015	$0.04	$0.03

(1) Basic and diluted shares include common shares plus dilutive equity instruments, as appropriate. For the three and six months ended June 30, 2013 and 2012, all potentially dilutive instruments have been excluded from the computation of weighted average dilutive shares outstanding because they were anti-dilutive.

6. Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. An Operating Partnership unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of June 30, 2013 and December 31, 2012, we held a 79.8% and 78.7% interest in the Operating Partnership respectively.

Limited Voting Stock

Each Operating Partnership unit issued in connection with the formation of our Operating Partnership at the time of our initial public offering in 2004 was paired with one share of limited voting stock. Operating Partnership units issued under other circumstances, including upon the conversion of incentive units granted under the Incentive Plan, are not paired with shares of limited voting stock. These shares of limited voting stock are not transferable separate from the limited partnership units they are paired with, and each Operating Partnership unit is redeemable together with one share of limited voting stock by its holder for cash, or, at our election, one share of our common stock. Each share of limited voting stock entitles its holder to one vote on the election of directors, certain extraordinary transactions, including a merger or sale of our Company, and amendments to our certificate of incorporation. Shares of limited voting stock are not entitled to any regular or special dividend payments or other distributions, including any dividends or other distributions declared or paid with respect to shares of our common stock or any other class or series of our stock, and are not entitled to receive any distributions in the event of liquidation or dissolution of our Company. Shares of limited voting stock have no class voting rights, except to the extent required by Delaware law. Any redemption of a unit in our Operating Partnership will be redeemed together with a share of limited voting stock in accordance

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the redemption provisions of the Operating Partnership agreement, and the share of limited voting stock will be canceled and not subject to reissuance. As of June 30, 2013, there were 11,646,949 shares of limited voting stock outstanding.

Incentive Partnership Units

We have issued a total of 1,377,714 incentive units as of June 30, 2013 to certain executives. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Operating Partnership units in the Operating Partnership and rank pari passu with the Operating Partnership units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Operating Partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Operating Partnership units to the extent of the incentive units’ economic capital account balance. We had 46,969,703 shares of common stock and 11,646,949 Operating Partnership units outstanding as of June 30, 2013, and 224,100 vested incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component under the "Noncontrolling Interests" caption in the equity section of our consolidated balance sheets.

Exchange of Noncontrolling Operating Partnership Units

During the six months ended June 30, 2013, 666,382 noncontrolling Operating Partnership units were redeemed for shares of the Company’s common stock on a one-for-one basis, respectively. Neither the Company nor the Operating
Partnership received any proceeds from this exchange.

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 244,005, remain available for grant as of June 30, 2013 (see table below for details). In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

June 30, 2013
Total awards authorized for issuance	3,361,906
Less:
Incentive unit grants	1,377,714
Restricted stock grants	1,345,107
Stock option awards, net of forfeitures	395,080
Awards available for grant	244,005

For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2013, and our proxy statement, which was filed with the SEC on April 30, 2013.

On January 27, 2013 and February 1, 2012, we granted 176,840 and 199,999 restricted shares, respectively, of which fifty percent vest based on stock performance and had a total grant date fair market value of approximately $0.3 million and $0.2 million, respectively. The other 50% are discretionary vesting shares based on goals determined by the Compensation Committee of the Board of Directors, which are currently reserved and will be considered granted and fully expensed upon vesting.

During the first quarter of 2013, 37,189 incentive units and 207,801 restricted shares, subject to stock performance, vested. During February 2013, 18,594 incentive units and 128,897 restricted shares, subject to discretionary vesting, were approved for vesting by the Compensation Committee.

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

The following is a summary of the phantom shares outstanding as of June 30, 2013:

Grant Date	Shares Granted	Grant Date Fair Value (in thousands)
March 16, 2011	677,933	$1,034
February 1, 2012	437,950	946
January 27, 2013	626,977	1,477
Total	1,742,860

We have determined these grants should be treated as liability awards rather than equity awards in accordance with ASC 718 "Compensation - Stock Compensation", and as such, the obligation is reflected in the accounts payable and other liabilities caption on our consolidated balance sheet.

Compensation Expense

We recognized non-cash compensation expense and the related income tax benefit for the amortization of restricted stock and phantom stock grant expense as well as the remeasurement of the phantom stock awards at fair value for the three and six months ended June 30, 2013 and 2012 as follows (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Restricted Stock :
Compensation expense	$74	$64	$789	$439
Income tax benefit	29	25	307	174

Phantom Shares:
Compensation expense	$229	$192	$374	$380
Income tax benefit	89	76	145	151

For the three and six months ended June 30, 2013 and 2012, a full valuation allowance was recorded against the income tax benefit.

Noncontrolling Interests

Noncontrolling interests on our consolidated balance sheets relate primarily to the partnership and incentive units in the Operating Partnership of 11,646,949 units and 224,100 units, respectively, that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Operating Partnership units. In addition, certain employees of the Operating Partnership have received incentive units

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued incentive units have the right to require the Operating Partnership to redeem part or all of their incentive units upon vesting of the incentive units, if applicable. The Company may elect to acquire those incentive units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.

The redemption value of the 224,100 outstanding incentive units at June 30, 2013 was approximately $1.2 million based on the closing price of the Company’s common stock of $5.30 per share as of June 30, 2013.

A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests' proportionate share of the Company's net income (loss).

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$175,729	$103,108	$278,837
Net income (loss)	(14,520)	(4,475)	(18,995)
Redemption of operating partnership units	2,352	(2,352)	—
Amortization of share-based compensation	702	182	884
Other comprehensive income (loss) recognized	(96)	(25)	(121)
Dividends	(1,888)	(466)	(2,354)
Distributions	—	(11,667)	(11,667)
Contributions	—	7,983	7,983
Balance, June 30, 2013	$162,279	$92,288	$254,567

Noncontrolling Interests - Partners in Consolidated Real Estate Entities

Noncontrolling interest - Partners in Consolidated Real Estate Entities represents the proportionate share of equity in the partnerships and limited liability companies listed below held by non-affiliated partners. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages of the unaffiliated partners in these consolidated entities, prior to any preferred or special allocations, as of June 30, 2013 and December 31, 2012.

Non-Affiliated Partner Share
One Commerce Square	25.0%
Two Commerce Square	25.0%
Murano	27.0%
TPG Austin Partner, LLC	33.3%

7. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. We are responsible for our share of the Operating Partnership's taxable income or loss allocated in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of June 30, 2013, we held a 79.8% capital interest in the Operating Partnership. For the six months ended June 30, 2013, we were allocated a weighted average of 79.6% of the income and losses from the Operating Partnership.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our effective tax rate for the three and six months ended June 30, 2013 were (0.25)% and (0.21)%, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the noncontrolling interests and the valuation allowance related to the Company's deferred tax assets for which no benefit could be provided due to their realization not meeting the "more-likely-than-not" threshold.

In 2007, an ownership change pursuant to Internal Revenue Code Section 382 (“Section 382”) occurred. The Company's federal and state net operating loss carryforwards in existence at that time were subject to a gross annual limitation of $9.9 million. Net operating loss carryforwards generated subsequent to the 2007 deemed ownership change were not subject to the Section 382 limitation. On June 12, 2012, as a result of the acquisition of 8,695,653 shares of common stock by affiliates of Madison International Realty, the Company believes a second change in ownership pursuant to Section 382 occurred. Accordingly, as of June 12, 2012, the Company’s federal and state net operating loss carryforwards and, potentially, certain post June 12, 2012 deductions and losses (to the extent such losses are considered recognized built-in losses and to the extent of the company’s net unrealized built-in loss (if any) under Section 382) are subject to an annual Section 382 limitation of approximately $5.7 million. As the new annual limitation is less than the previous $9.9 million annual limitation imposed on 2007 and prior net operating losses, the new annual limitation of $5.7 million is now applied against all federal and state net operating loss carryforwards in existence as of June 12, 2012. Net operating losses generated after June 12, 2012, are generally not subject to the Section 382 limitation. As of the year ended December 31, 2012, the Company anticipates having net operating loss carryforwards of $54.0 million for federal purposes and $48.0 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2033.

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

FASB ASC 740-10-25, "Accounting for Income Taxes" subsection "Recognition" clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2013, there is no interest or penalty associated with unrecognized tax benefits. We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

8. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments as of June 30, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy consists of three broad levels as follows:

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

Available-for-sale debt securities

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation techniques used to measure the fair values of our investments in marketable debt securities are described above. These assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (in thousands):

	Fair Value Measurements at the end of June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
U.S. treasury bills	$475	—	—
Agency securities	4,932	—	—
Corporate bonds	—	3,952	—
Municipal bonds	—	520	—
Total	$5,407	$4,472	—

Mortgage Loans

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

As of June 30, 2013 and December 2012, the book and fair values of our mortgage loans were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Book Value	Fair Value	Book Value (1)	Fair Value
Mortgage loans	$261,738	$257,431	$281,375	$286,223

(1) Included in the book value of mortgage loans above is $14.5 million related to the Campus El Segundo loan that is shown as obligations associated with land held for sale on the consolidated balance sheet as of December 31, 2012. On May 7, 2013, the Company sold the Campus El Segundo project, and paid off the mortgage loan balance in full.

9. Commitments and Contingencies

Litigation

On May 10, 2013, the Company paid $3.25 million in total satisfaction to settle a certain legal matter. The parties involved mutually released all claims against the other and the litigation was dismissed.

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

Insurance

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain general liability insurance with limits of $200 million per occurrence and all risk property and rental value insurance with limits of $1.28 billion per occurrence (except for a limit of $600 million per occurrence for one particular asset grouping), with terrorism limits of $1.15 billion per occurrence (except for a limit of $600 million per occurrence for one particular asset grouping), and flood insurance with a limit of $200 million per occurrence. Our California properties have earthquake insurance with coverage of $200 million per occurrence, subject to a deductible in the amount of 5% of the value of the affected property.

10. Subsequent Event

Agreement with CalSTRS

On July 16, 2013, TPG entered into a Redemption and Liquidation Option Agreement (the “RL Option Agreement”) with CalSTRS and TPG/CalSTRS, which gives TPG the option to either: (i) cause TPG/CalSTRS to redeem CalSTRS' interest for $678.3 million, subject to adjustment (the “Redemption Option”); or (ii) cause a liquidation of TPG/CalSTRS, in which case (a) TPG will make a capital contribution to TPG/CalSTRS of $163.8 million, subject to adjustment (the “Contribution Amount”), (b) TPG/CalSTRS will make a distribution to CalSTRS of all of the interests in the entities that own City National Plaza, plus cash equal to the Contribution Amount, and (c) TPG/CalSTRS will make a distribution to TPG of all of the interests in the entities that own the other properties (the “Liquidation Option”).
On July 31, 2013, TPG elected to exercise the Liquidation Option. In connection with the Liquidation Option, on or before September 30, 2013, subject to certain closing conditions, TPG will fund the Contribution Amount to TPG/CalSTRS, and TPG/CalSTRS will distribute to CalSTRS the Contribution Amount and the entities that own City National Plaza, subject to existing mortgage debt, and will distribute to TPG the entities that own CityWestPlace and San Felipe Plaza in Houston and three properties in Northern Virginia, also subject to existing mortgage debt (the "Liquidation"). Unless waived by CalSTRS, the Liquidation will be subject to CalSTRS having a binding agreement on its own behalf to sell City National Plaza to a third party immediately after the closing of the Liquidation. TPG is evaluating alternatives for financing the Contribution Amount.

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

Overview and Background

We are a full-service real estate operating partnership that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier properties, property development and redevelopment, and investment and property management activities. We conduct our business through our Operating Partnership, of which we own 79.8% as of June 30, 2013, and have control over the major decisions of the Operating Partnership.
The properties we own interests in or manage on behalf of third parties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. As of June 30, 2013, we own interests in and asset manage 14 operating properties with 9.8 million rentable square feet and provide leasing, asset and/or property management services on behalf of third parties for an additional three operating properties with 1.9 million rentable square feet. We also have direct and indirect ownership interests in developable land with various allowable uses, including office development, totaling approximately 1.0 million square feet. Additionally, we developed Murano, a 302- unit high-rise residential condominium project in downtown Philadelphia, in which we have closed sales on 261 units as of June 30, 2013.
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

Development. We continually evaluate the size, timing and scope of our development initiatives to determine if we are able to lease committed development properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The inability to achieve these outcomes could adversely affect our financial condition, results of operations and cash flows. As of June 30, 2013, we have sole ownership interest in one development project, Four Points Centre. We have incurred $6.3 million of costs related to the Four Points Centre land acquisition, predevelopment and infrastructure improvements that are reflected in “Land improvements - development properties” on our consolidated balance sheet as of June 30, 2013. We are targeting one or more parcels at Four Points Centre for potential sale. In May 2013, the Company sold 23.9 acres of land in its Campus El Segundo project, which had a carrying value of $47.7 million. To the extent that we do not proceed with projects as planned or do not achieve sufficient proceeds from any contemplated disposition, development costs would need to be evaluated for impairment.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce
Square, Murano, Four Points Centre, Campus El Segundo (sold in May 2013) and our investment advisory, property management, leasing and real estate development operations. The following properties are accounted for using the equity method of accounting (the date of acquisition is listed for each):

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

The following properties were disposed by TPG/CalSTRS, TPG/CalSTRS Austin, LLC, or Austin Joint Venture Predecessor during 2013 and 2012, and were accounted for using the equity method of accounting for the periods presented:

•	Brookhollow Central I, II and III (acquired as of August 2005, disposed as of January 2012)

•	Stonebridge Plaza II (acquired as of June 2007, disposed as of July, 2012)

•	Research Park Plaza I & II (acquired as of June 2007, disposed as of July 2012)

•	CityWestPlace land - certain land parcels (acquired as of June 2006, disposed as of November 2012)

•	Park Centre (acquired as of June 2007, disposed as of March 2013)

•	Great Hills Plaza (acquired as of June 2007, disposed as of March 2013)

•	Westech 360 I-IV (acquired as of June 2007, disposed as of March 2013)

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

			As of June 30,
			2013	2012
	Location	Rentable Square Feet	Percent Leased	Percent Leased
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	87.6%	95.8%
Two Commerce Square	Philadelphia, PA	953,276	87.3	77.3
Four Points Centre	Austin, TX	192,062	99.1	31.5
		2,088,204

We have sold 261 units at Murano as of June 30, 2013. Revenue from unit settlements increased due to settlement of two units in the three months ended June 30, 2012 as compared to five units in the three months ended June 30, 2013. The average revenue per unit sold in 2013 and 2012 was $0.7 million and $0.5 million, respectively. Fee revenue from our investment advisory, management, leasing and development services business decreased $1.1 million or 22.4% for the three months ended June 30, 2013 compared to the same period for 2012. This decrease was primarily due to a decrease in lease commission revenue from our Austin portfolio, as well as our ownership interest in the same Austin portfolio, which increased from 6.25% to 50.0% (on a consolidated basis) effective September 2012.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

Revenues

Total revenues increased by approximately $1.4 million, or 6.7%, to $22.2 million for the three months ended June 30, 2013 from $20.8 million for the same period for 2012. The increase in total revenues was primarily due to an increase of $2.4 million, or 240.0%, in condominium sales as five units settled in the three months ended June 30, 2013 as compared to two units settled in the three months ended June 30, 2012. This increase is primarily offset by a decrease in fee revenue from our investment advisory, management, leasing and development services business of $1.1 million, or 22.4%, due to a decrease in lease commission revenue, as well as our increased ownership interest in our Austin portfolio.

Expenses

Total expenses increased $0.1 million, or 0.4%, to $26.2 million during the three months ended June 30, 2013 in comparison to $26.1 million in the same period in 2012. Cost of condominium sales increased $2.1 million, or 300.0%, to $2.8 million for the three months ended June 30, 2013, in comparison to $0.7 million for the same period in 2012 as a result of 5 units that settled in the current period in comparison to 2 units in 2012. This increase is offset by decreases in nearly every other category, primarily interest expense, which decreased $0.9 million, or 21.4% during the current period compared to 2012, as a result of the refinance of the Two Commerce Square mortgage and the declining balance on the loan on our Murano condominium project, which is reduced by the closing of each unit sale. Additionally, investment advisory expenses declined $0.7 million, or 23.3%, reimbursable property personnel costs by $0.5 million, or 35.7%, and general and administrative expenses by $0.3 million, or 6.1%.

Equity in net income (loss) of unconsolidated real estate entities

Equity in net income (loss) of unconsolidated real estate entities decreased by $2.8 million, or 350.0%, to a loss of $3.6 million during the three months ended June 30, 2013, compared to a loss of $0.8 million in the prior year. This was primarily a result of our increased ownership interest in our Austin portfolio.

Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for the three months ended June 30, 2013 and 2012 (in thousands):

	Three months ended
	June 30,
	2013	2012
Revenues	$67,439	$64,634
Expenses:
Property operating and maintenance	25,099	27,536
Real estate and other taxes	8,432	9,000
Interest expense	20,452	25,949
Depreciation and amortization	22,655	21,209
Total expenses	76,638	83,694
Income (loss) from continuing operations	(9,199)	(19,060)
Gain (loss) on disposition of real estate	—	—
Discontinued operations:
Net income (loss) from discontinued operations before gain (loss) on disposition of real estate	35	(7,570)
Gain (loss) on disposition of real estate	(79)	3
Income (loss) from discontinued operations	(44)	(7,567)
Net income (loss)	$(9,243)	$(26,627)
Thomas Properties’ share of net income (loss)	$(2,873)	$(1,384)
Intercompany eliminations	467	590
Equity in net income (loss) of unconsolidated real estate entities	(2,406)	(794)
Noncontrolling interests' share of TPG Austin Partner	(1,159)	—
TPGI's share of equity in net income (loss) of unconsolidated real estate entities	$(3,565)	$(794)

Aggregate revenues for the unconsolidated real estate entities for the three months ended June 30, 2013 increased approximately $2.8 million, or 4.3%, to $67.4 million compared to $64.6 million for the three months ended June 30, 2012. This increase is primarily the result of increases in tenant reimbursement revenue at our San Felipe Plaza and City National Plaza projects.

Property operating and maintenance expenses for unconsolidated real estate entities decreased by $2.4 million, or 8.7%, to $25.1 million for the three months ended June 30, 2013 compared to $27.5 million for the three months ended June 30, 2012. The decrease was due primarily to the discontinuance of an administrative fee paid by the Austin Joint Venture Predecessor prior to the transaction in which we increased our ownership percentage during the third quarter of 2012. Interest expense decreased by $5.4 million, or 20.8%, to $20.5 million for the three months ended June 30, 2013 as compared to $25.9 million for the three months ended June 30, 2012. The decrease was due primarily to a bank term loan and a senior secured priority credit facility related to the Austin portfolio owned by the Austin Joint Venture Predecessor, both of which were paid off at par in September 2012. Depreciation and amortization expense increased by $1.5 million, or 7.1%, to $22.7 million for the three months ended June 30, 2013 compared to $21.2 million for the same period in 2012. This is due to the Austin portfolio, which is incurring greater amortization expense related to the in-place lease values resulting from the purchase price accounting for the September 2012 transaction.

Loss associated with discontinued operations decreased by approximately $7.6 million, or 100.0%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to impairment losses at Research Park Plaza I and II as well as Stonebridge Plaza II during the three months ended June 30, 2012, with no corresponding impairment charges in the current period.

Benefit (provision) for income taxes

For each of the three months ended June 30, 2013 and 2012, there was a provision for income taxes of less than $0.1 million.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Revenues

Total revenues increased by approximately $3.9 million, or 9.2%, to $46.1 million for the six months ended June 30, 2013 from $42.2 million for the same period for 2012. The increase in total revenues was primarily due to an increase of $5.8 million, or 290.0%, in condominium sales as 12 units settled in the six months ended June 30, 2013 as compared to 4 units, which settled in the six months ended June 30, 2012. This increase is partially offset by a decrease in fee revenue from our investment advisory, management, leasing and development services business of $2.2 million or 22.0% due to our ownership interest in our Austin portfolio, which increased from 6.25% to 50.0% (on a consolidated basis) effective September 2012.

Expenses

Total expenses increased $6.9 million, or 13.4%, to $58.3 million during the six months ended June 30, 2013 in comparison to $51.4 million during the same period in 2012. The expense for impairment charges increased $0.8 million in 2013 compared to 2012, related to our Campus El Segundo project. There was no charge in the comparable period in 2012. Our cost of condominium sales increased $5.0 million, or 357.1% as 12 units were sold in 2013, compared to 4 units during the same period in 2012. Additionally, general and administrative expenses increased $3.4 million, or 37.4%, primarily due to higher costs related to the settlement of a claim by a former consultant (see Note 9 Commitments and Contingencies for further details). Finally, depreciation and amortization expenses increased $0.4 million, 5.2%, primarily due to new building and tenant improvement projects. These increases are offset by decreases of $1.3 million, or 15.3%, in interest expense due primarily to a lower interest rate after the refinancing of our loan on the Two Commerce Square project, as well as a declining loan balance on our Murano condominium project, which is reduced by the closing of each unit sale. Additionally, there were decreases in reimbursable property personnel costs of $0.9 million, or 31.0%, and investment advisory expenses of $1.8 million, or 30.0%, primarily due to our increased ownership in our Austin portfolio.

Loss on sale of real estate

Loss on sale of real estate of $0.6 million during the six months ended June 30, 2013 was due to the sale of 45.4 acres in land parcels at our Four Points Centre project. There was no corresponding transaction during the comparable period in 2012.

Equity in net income (loss) of unconsolidated real estate entities

Equity in net income (loss) of unconsolidated real estate entities decreased by $5.5 million, or 687.5%, to a loss of $6.3 million during the six months ended June 30, 2013, compared to a loss of $0.8 million in the prior year. This was primarily a result of our increased ownership interest in our Austin portfolio.

Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended
	June 30,
	2013	2012
Revenues	$133,156	$129,668
Expenses:
Property operating and maintenance	49,330	53,139
Real estate and other taxes	16,902	16,972
Interest expense	40,776	51,191
Depreciation and amortization	46,053	43,054
Total expenses	153,061	164,356
Income (loss) from continuing operations	(19,905)	(34,688)
Gain (loss) on disposition of real estate	(6)	—
Discontinued operations:
Net income (loss) from discontinued operations before gain (loss) on disposition of real estate	427	(6,838)
Gain (loss) on disposition of real estate	1,222	(35)
Income (loss) from discontinued operations	1,649	(6,873)
Net income (loss)	$(18,262)	$(41,561)
Thomas Properties’ share of net income (loss)	$(5,399)	$(2,602)
Intercompany eliminations	1,183	1,786
Equity in net income (loss) of unconsolidated real estate entities	(4,216)	(816)
Noncontrolling interests' share of TPG Austin Partner	(2,105)	—
TPGI's share of equity in net income (loss) of unconsolidated real estate entities	$(6,321)	$(816)

Aggregate revenues for the unconsolidated real estate entities for the six months ended June 30, 2013 increased approximately $3.5 million, or 2.7%, to $133.2 million compared to $129.7 million for the six months ended June 30, 2012. The increase is primarily due to an increase in rental, reimbursement and parking revenue at our downtown Austin properties due to new and expanded leases.

Property operating and maintenance expenses for unconsolidated real estate entities decreased by $3.8 million, or 7.2%, to $49.3 million for the six months ended June 30, 2013 compared to $53.1 million for the six months ended June 30, 2012. The decrease was due primarily to the discontinuance of an administrative fee paid by the Austin Joint Venture Predecessor prior to the transaction in which we increased our ownership percentage during the third quarter of 2012. Real estate and other taxes remained consistent for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Interest expense decreased by $10.4 million, or 20.3%, to $40.8 million for the six months ended June 30, 2013 as compared to $51.2 million for the six months ended June 30, 2012. The decrease was due primarily to a bank term loan and a senior secured priority credit facility related to the Austin portfolio owned by the Austin Joint Venture Predecessor, both of which were paid off at par in September 2012. Depreciation and amortization expense increased $3.0 million, or 7.0%, to $46.1 million for the six months ended June 30, 2013 compared to $43.1 million for the comparable period in 2012. This is due to the Austin portfolio, which is incurring greater amortization expense related to the in-place lease values resulting from the purchase price accounting for the September 2012 transaction.

Income associated with discontinued operations increased by approximately $8.5 million, or 123.2%, to $1.6 million for the six months ended June 30, 2013 compared to a loss of $6.9 million for the six months ended June 30, 2012, primarily due to a gain on the disposition of Park Centre, Great Hills Plaza and Westech 360 I-IV from our Austin portfolio during the current period, compared to a loss on the disposition of our Brookhollow Central project from the TPG/CalSTRS Joint Venture during the comparable period in 2012. The loss on disposition of Brookhollow was offset by income from operations of Brookhollow for the period prior to the sale.

Benefit (provision) for income taxes

For each of the six months ended June 30, 2013 and 2012, there was a provision for income taxes of less than $0.1 million.

Liquidity and Capital Resources

Analysis of liquidity and capital resources

As of June 30, 2013, we have unrestricted cash and cash equivalents of $127.9 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months, except for the Liquidation of the TPG/CalSTRS joint venture as discussed in Note 10 - Subsequent Event in Notes to Consolidated Financial Statements, through cash on hand, cash flows from operations and proceeds from condominium and property sales. If the Liquidation transaction closes, we expect to finance the Contribution Amount through a combination of our own funds and either proceeds from (1) the formation of a joint venture, (2) common or preferred equity securities and/ or (3) debt. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, proceeds from dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.

We have $1.4 million of scheduled principal payments on consolidated debt in 2013 and $1.9 million in 2014 (assuming the extension option on the Four Points Centre loan is granted, otherwise the principal balance of $23.3 million is due on July 31, 2014). We believe that we will have sufficient capital to satisfy these obligations when due.

Our board of directors declared and paid two quarterly dividends to common stockholders in the six months ended June 30, 2013 of $0.02 per common share. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our investments in properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

As of June 30, 2013, we have unfunded capital commitments to TPG/CalSTRS of $10.9 million. Except to the extent there is a Liquidation of the TPG/CalSTRS joint venture as discussed in Note 10 - Subsequent Event in Notes to Consolidated Financial Statements, we are obligated to fund tenant improvements and other capital improvements for properties that were acquired prior to June 1, 2007. We estimate we will fund approximately $2.1 million in 2013 and $1.9 million between 2014 and 2017 to satisfy our share of contractual obligations existing at June 30, 2013 for capital improvements, tenant improvements and leasing commissions.

As of June 30, 2013, we have unfunded capital commitments to TPG/CalSTRS Austin, LLC of $6.9 million. We estimate we will fund approximately $3.1 million in 2013 and $0.8 million between 2014 and 2017 to satisfy our share of contractual obligations existing at June 30, 2013 for capital improvements, tenant improvements and leasing commissions.

Development

As of June 30, 2013, we own one development project, Four Points Centre, which is 19.0 acres. TPG/CalSTRS owns one development project, CityWestPlace, which is comprised of 9.9 acres. If we decide to develop any of the remaining land holdings, we anticipate seeking to mitigate our development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. The amount and timing of costs associated with our development projects is inherently uncertain due to market and economic conditions. We presently intend to fund development expenditures, if any, primarily through construction and permanent financing.

Leasing, Tenant Improvement and Capital Needs

Our One Commerce Square and Two Commerce Square properties require capital expenditures as well as leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $5.8 million in capital improvements, tenant improvements and leasing commissions for Commerce Square during 2013.

During November 2010, subsidiaries of TPG and Brandywine entered into two partnership arrangements with respect to our One Commerce Square and Two Commerce Square properties. Brandywine committed to contribute $25.0 million of preferred equity in return for a 25% limited partnership interest in each property and as of June 30, 2013, this commitment has been fully funded and invested in the value-enhancement program designed to increase rental rates and occupancy at Commerce Square.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at June 30, 2013 is as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Regularly scheduled principal payments	$1,374	$1,884	$1,995	$—	$—	$10,764	$16,017
Balloon payments due at maturity (1)(2)(3)	—	23,276	—	121,209	—	101,236	245,721
Interest payments—fixed rate debt (4)	5,836	11,570	11,459	5,026	4,435	22,606	60,932
Interest payments—variable rate debt (4)	—	—	—	—	—	—	—
Capital commitments (5)	12,869	2,611	564	290	244	70	16,648
Operating lease (6)	170	122	—	—	—	—	292
Obligations associated with uncertain tax positions (7)	—	—	—	—	—	—	—
Total	$20,249	$39,463	$14,018	$126,525	$4,679	$134,676	$339,610
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

(2)
Included within these balloon payments in the "2014" column is $23.3 million due under the Four Points Centre mortgage loan. The loan is scheduled to mature on July 31, 2014, with a one-year extension option subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5%, and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If these requirements are not met, we can pay down the principal balance in an amount sufficient to satisfy these requirements. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. Through June 30, 2013, the property has been generating net operating losses. Beginning in August 2014, we are required to pay down the loan balance by $42,000 each month. The loan has an unfunded balance of $0.5 million, which is available to fund any remaining project costs. The balance of the loan as of June 30, 2013 was $23.3 million. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 19 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings.

(3)
The Murano mortgage loan had a balance of $0.5 million as of June 30, 2013. The loan was scheduled to mature on December 15, 2013. The loan principal was being amortized with proceeds from the sale of condominium units. This loan was paid off subsequent to June 30, 2013.

(4)
As of June 30, 2013, 90.9% of our debt was at contractually fixed rates ranging from 3.96% to 5.67%. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 9.1% of our debt bears interest at variable rates based on LIBOR plus a spread that ranges from 3.50% to 3.75%. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future. As of June 30, 2013, one-month LIBOR was 0.19%.

(5)
Capital commitments of our Company and consolidated subsidiaries include approximately $6.9 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $5.8 million is expected to be paid in 2013. Additionally, our Company and consolidated subsidiaries have capital commitments of approximately $1.9 million for tenant improvements and leasing commissions for certain tenants in Four Points Centre of which $0.5 million is expected to be funded by additional borrowings available under the loan and paid in 2013. We have an unfunded capital commitment of $10.9 million to TPG/CalSTRS. Except to the extent there is a Liquidation of the TPG/CalSTRS joint venture as discussed in Note 10 - Subsequent Event in Notes to Consolidated Financial Statements, we estimate we will fund $2.1 million of this commitment in 2013 for contractual obligations existing as of June 30, 2013. We are not obligated to fund our share for the acquisition of any new project, but we are obligated to fund tenant improvements and other capital improvements for projects that were acquired prior to June 1, 2007. We have an unfunded capital commitment of $6.9 million to TPG/CalSTRS Austin, LLC, of which we estimate we will fund $3.1 million in 2013 for contractual obligations existing as of June 30, 2013.

(6)	Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014. The table does not reflect available extension options.

(7)
The obligations associated with uncertain tax positions in the table above should represent amounts related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of June 30, 2013, $8.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, there is no interest or penalty associated with unrecognized tax benefits as of June 30, 2013.

[space intentionally left blank]

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of June 30, 2013, our Company had investments in entities owning unconsolidated properties with stated ownership percentages ranging from 7.9% to 33.3%. We account for these investments using the equity method of accounting.

The table below summarizes the outstanding debt for these properties as of June 30, 2013 (in thousands). None of these loans are recourse to us. Some of the loans listed in the table below subject TPG/CalSTRS to customary non-recourse carve out obligations. There are no extension options on these loans as of June 30, 2013.

	Interest Rate at June 30, 2013	Principal Amount	Maturity Date
TPG/CalSTRS:
City National Plaza
Mortgage loan	5.90%	$350,000	7/1/2020
Note payable to former partner	5.75%	500	1/4/2016
CityWestPlace
Mortgage loan - Building I & II	6.16%	118,394	7/6/2016
Mortgage loan - Building III & IV	5.03%	94,078	3/5/2020
San Felipe Plaza	4.78%	110,000	12/1/2018

TPG/CalSTRS Austin, LLC:
San Jacinto Center
Mortgage loan-Note A (1)	6.05%	43,000	6/11/2017
Mortgage loan-Note B (2)	6.05%	58,000	6/11/2017
Frost Bank Tower
Mortgage loan-Note A (1)	6.06%	61,300	6/11/2017
Mortgage loan-Note B (2)	6.06%	88,700	6/11/2017
One Congress Plaza
Mortgage loan-Note A (1)	6.08%	57,000	6/11/2017
Mortgage loan-Note B (2)	6.08%	71,000	6/11/2017
One American Center
Mortgage loan-Note A (1)	6.03%	50,900	6/11/2017
Mortgage loan-Note B (2)(3)	6.03%	69,100	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017
Unconsolidated debt outstanding excluding loans subject to special servicer oversight		$1,298,972

Loans on properties subject to special servicer oversight:
Fair Oaks Plaza (4)	5.52%	$44,300	2/9/2017
Reflections I (5)	5.23%	20,484	4/1/2015
Reflections II (5)	5.22%	8,533	4/1/2015
		73,317
Total outstanding debt of all unconsolidated properties		$1,372,289

The 30 day LIBOR rate for the loans above was 0.19% at June 30, 2013.
_______________________
(1) Balance represents senior mortgage indebtedness.

(2) Balance represents subordinate mortgage indebtedness.

(3) CalSTRS, a member in the TPG/CalSTRS Austin joint venture, acquired this mortgage loan. The borrower's contractual obligations have not changed.

(4) The borrower under the mortgage loan secured by this property did not make the debt service payment due July 9, 2013. The loan has been assigned to a special servicer. The special servicer has issued a notice of default and instituted cash management procedures to establish a restricted account. We are engaged in initial discussions with the special servicer regarding possible resolutions. The default interest rate is 10.52%. TPG's equity investment balance in this unconsolidated property is a deficit balance of approximately $1.2 million.

(5) The borrower under mortgage loans secured by these properties ceased making debt service payments in February 2013. The special servicer has issued notices of default, but has not taken any further action in response. TPG is in discussions with the special servicer regarding possible resolutions of these loans. The borrowers are accruing interest on these loans at a default rate, which is 10.23% per annum for Reflections I and 10.22% per annum for Reflections II since March 2013. On a net basis, TPG's equity investment balance in these properties is not material.

Cash Flows

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012

Cash and cash equivalents were $127.9 million and $129.9 million at June 30, 2013 and 2012, respectively, representing a decrease of $2.0 million. The decrease was a result of the following changes in cash flows:

	Six months ended June 30,
	2013	2012	Increase (Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$(7,490)	$(5,387)	$(2,103)
Net cash provided by (used in) investing activities	77,520	4,852	72,668
Net cash provided by (used in) financing activities	(18,840)	51,086	(69,926)
Net increase (decrease) in cash and cash equivalents	51,190	50,551	639
Cash and cash equivalents at beginning of year	76,689	79,320	(2,631)
Cash and cash equivalents at end of period	$127,879	$129,871	$(1,992)

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities was $7.5 million for the six months ended June 30, 2013, which represented an increase of $2.1 million from the net cash used by operations of $5.4 million for the six months ended June 30, 2012. This increased use of cash was due to the Company recording a net loss of $19.0 million for the six months ended June 30, 2013 compared to a net loss of $10.0 million for the comparable period in 2012, or a change of $9.0 million. After making adjustments for non-cash amounts included in the net loss and before making adjustments for changes in operating assets and liabilities, the change between periods is an increase of $2.1 million. The most significant change in operating assets and liabilities was the payment of leasing costs, which increased $1.4 million in the six months ended June 30, 2013, compared to the comparable period in 2012.

Our net cash generated by or used in investing activities is generally impacted by the sale of properties or condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash provided by investing activities was $77.5 million for the six months ended June 30, 2013, which represented an increase of $72.7 million from the net cash provided by investing activities of $4.9 million for the six months ended June 30, 2012. The primary reason for this increase is the sale of real estate during the period, as follows: the Campus El Segundo developable land project ($47.8 million in proceeds), undeveloped land parcels at our Four Points project ($11.2 million), our share of the proceeds from the sale of the remaining three suburban Austin properties ($35.0 million), and the proceeds form the sale of condominium units at our Murano project ($7.2 million). These sources of cash were primarily offset by expenditures for improvements to real estate of $11.4 million at Commerce Square and Four Points Centre, and the purchase of marketable securities of $10.0 million.

Our net cash provided by or used in financing activities is generally impacted by our borrowings, and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash provided by or used in financing activities decreased by $69.9 million to a use of $18.8 million cash for the six months ended June 30, 2013 compared to $51.1 million cash provided by financing activities for the six months ended June 30, 2012. This decrease was primarily due to net proceeds of $49.4 million generated from our private placement of common stock in the second quarter of 2012, while there was no similar event during the current period. Additionally, $11.7 million of the $35 million proceeds received from the sale of the remaining three Austin suburban properties was distributed to our noncontrolling partner on the project, Madison International Realty. This was offset by contributions by partners holding noncontrolling interests in Commerce Square ($6.7 million) and TPG Austin Partner ($1.3 million) totaling $8.0 million during 2013. There were $2.6 million of contributions from noncontrolling interest holders in the corresponding period in 2012. Finally, we paid off the expiring mortgage loan at Two Commerce Square in the amount of $106.5 million with proceeds from a new loan of $112.0 million.

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

[space intentionally left blank]

Reconciliation of Net Income (Loss) to ATCF:

	For the three months ended June 30, 2013
		Plus Unconsolidated Investments at TPGI's Share		Less Noncontrolling Interest Share
	Consolidated	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$(5,551)	$—	$—	$—	$—	$(5,551)
Income tax (benefit) provision	18	—	—	—	—	18
Noncontrolling interests - unitholders in the Operating Partnership	(1,289)	—	—	—	—	(1,289)
Depreciation and amortization	3,920	7,314	(4)	(1,862)	—	9,368
Amortization of loan costs	112	(55)	—	28	—	85
Non-cash compensation expense	304	—	—	—	—	304
Straight-line rent adjustments	(360)	(671)	—	273	—	(758)
Adjustments to reflect the fair market value of rent	40	(939)	—	290	—	(609)
Gain on foreclosure of real estate	(141)	—	—	—	—	(141)
ATCF before income taxes	$(2,947)	$5,649	$(4)	$(1,271)	$—	$1,427

TPGI's share of ATCF before income taxes (1)	$(2,353)	$4,510	$(3)	$(1,015)	$—	$1,139
TPGI's income tax refund (expense) - current	(18)	—	—	—	—	(18)
TPGI's share of ATCF	$(2,371)	$4,510	$(3)	$(1,015)	$—	$1,121

ATCF per share - basic						$0.02
ATCF per share - diluted						$0.02
Dividends paid per share						$0.02
Weighted average common shares outstanding - basic						46,610,859
Weighted average common shares outstanding - diluted						46,875,641

	For the three months ended June 30, 2012
		Plus Unconsolidated Investments at TPGI's Share
	Consolidated	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$(4,804)	$—	$—	$(4,804)
Income tax (benefit) provision	31	—	—	31
Noncontrolling interests - unitholders in the Operating Partnership	(1,550)	—	—	(1,550)
Depreciation and amortization	4,152	2,243	203	6,598
Amortization of loan costs	160	74	9	243
Non-cash compensation expense	263	—	—	263
Straight-line rent adjustments	(88)	6	(15)	(97)
Adjustments to reflect the fair market value of rent	11	(191)	(5)	(185)
ATCF before income taxes	$(1,825)	$2,132	$192	$499

TPGI's share of ATCF before income taxes (1)	$(1,380)	$1,613	$145	$378
TPGI's income tax refund (expense) - current	(19)	—	—	(19)
TPGI's share of ATCF	$(1,399)	$1,613	$145	$359

ATCF per share - basic				$0.01
ATCF per share - diluted				$0.01
Dividends paid per share				$0.015
Weighted average common shares outstanding - basic				38,591,868
Weighted average common shares outstanding - diluted				38,961,852

(1) Based on an interest in our operating partnership of 79.83% and 75.63% for the three months ended June 30, 2013 and 2012, respectively.

	For the six months ended June 30, 2013
		Plus Unconsolidated Investments at TPGI's Share		Less Noncontrolling Interests Share
	Consolidated	Continuing Operations	Discontinued Operations	.	Discontinued Operations	TPGI's Share
Net income (loss)	$(14,520)	$—	$—	$—	$—	(14,520)
Income tax (benefit) provision	40	—	—	—	—	40
Noncontrolling interests - unitholders in the Operating Partnership	(3,711)	—	—	—	—	(3,711)
Depreciation and amortization	8,112	14,727	230	(3,830)	(86)	19,153
Amortization of loan costs	273	(109)	—	56	—	220
Non-cash compensation expense	1,257	—	—	—	—	1,257
Straight-line rent adjustments	(34)	(1,362)	(31)	494	10	(923)
Adjustments to reflect the fair market value of rent	83	(1,864)	11	577	(4)	(1,197)
Impairment loss	753	—	—	—	—	753
Loss (gain) on sale of real estate	559	—	—	—	—	559
ATCF before income taxes	$(7,188)	$11,392	$210	$(2,703)	$(80)	$1,631

TPGI's share of ATCF before income taxes (1)	$(5,722)	$9,068	$167	$(2,151)	$(64)	$1,298
TPGI's income tax benefit (expense) - current	(40)	—	—	—	—	(40)
TPGI's share of ATCF	$(5,762)	$9,068	$167	$(2,151)	$(64)	$1,258

ATCF per share - basic						$0.03
ATCF per share - diluted						$0.03
Dividends paid per share						$0.04
Weighted average common shares outstanding - basic						46,419,772
Weighted average common shares outstanding - diluted						46,684,554

	For the six months ended June 30, 2012
		Plus Unconsolidated Investments at TPGI's Share
	Consolidated	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$(7,924)	$—	$—	$(7,924)
Income tax (benefit) provision	74	—	—	74
Noncontrolling interests - unitholders in the Operating Partnership	(2,591)	—	—	(2,591)
Depreciation and amortization	7,662	4,599	377	12,638
Amortization of loan costs	320	150	14	484
Non-cash compensation expense	911	—	—	911
Straight-line rent adjustments	(355)	(7)	(20)	(382)
Adjustments to reflect the fair market value of rent	19	(422)	(21)	(424)
ATCF before income taxes	$(1,884)	$4,320	$350	$2,786

TPGI's share of ATCF before income taxes (1)	$(1,416)	$3,248	$263	$2,095
TPGI's income tax benefit (expense) - current	(36)	—	—	(36)
TPGI's share of ATCF	$(1,452)	$3,248	$263	$2,059

ATCF per share - basic				$0.05
ATCF per share - diluted				$0.05
Dividends paid per share				$0.03
Weighted average common shares outstanding - basic				37,664,573
Weighted average common shares outstanding - diluted				38,020,891

(1) Based on an interest in our operating partnership of 79.6% and 75.18% for the six months ended June 30, 2013 and 2012, respectively.

TPGI's share of ATCF for the three months ended June 30, 2013 was $1.1 million or $0.02 per share compared to ATCF of $0.4 million or $0.01 per share for the three months ended June 30, 2012. The $0.01 increase in ATCF per share for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to our increased share of cash flows from the Austin properties. TPGI's share of ATCF for the six months ended June 30, 2013 was $1.3 million or $0.03 per share compared to ATCF of $2.1 million or $0.05 per share for the six months ended June 30, 2012. The decrease in ATCF per share for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of the overall increase in consolidated net loss for the six months ended June 30, 2013 compared to the same period in the prior year, and the increased number of shares of our common stock outstanding resulting from the issuance of common stock in 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of June 30, 2013, our Company had $23.8 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

Our fixed and variable rate consolidated long-term debt at June 30, 2013 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2013	$893	$481	$1,374
2014	1,884	23,276	25,160
2015	1,995	—	1,995
2016	121,209	—	121,209
2017	—	—	—
Thereafter	112,000	—	112,000
Total	$237,981	$23,757	$261,738
Weighted average interest rate	4.86%	3.76%	4.76%

We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At June 30, 2013, our variable rate long-term debt represents 9.1% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 20.0% of the weighted average variable rate at June 30, 2013, the net impact would be increased interest costs of $0.2 million per year.

Our estimates of the fair value of debt instruments at June 30, 2013 and 2012, respectively, were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of June 30, 2013, the estimated fair value of our consolidated mortgage loans aggregate $257.4 million, compared to the aggregate carrying value of $261.7 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our joint venture and separate account management agreement relationships with CalSTRS provide us with substantial fee revenues. For the six months ended June 30, 2013, approximately 14.8% of our revenue has been derived from fees earned from these relationships.
We cannot assure you that our joint venture and separate account management relationships with CalSTRS will continue, and, if they do not, we may not be able to replace these relationships with other strategic alliances that would provide comparable revenues. To the extent the following discussion in this risk factor references or describes the TPG/CalSTRS joint venture agreement, such discussion is subject to the Liquidation transaction, which is discussed in Note 10 - Subsequent Event in Notes to Consolidated Financial Statements. Our interest in TPG/CalSTRS is subject to a buy-sell provision, which permits CalSTRS to purchase our interest in TPG/CalSTRS at any time. Under the buy-sell provision either our Operating Partnership or CalSTRS can initiate a buy-out of the other's interest at any time by delivering a notice to the other specifying a purchase price for all the joint venture's assets; the other partner then has the option to sell its joint venture interest or purchase the interest of the initiating venture partner. The purchase price is based on what each partner would receive on liquidation if the joint venture's assets were sold for the specified price and the joint venture's liabilities were paid and the remaining assets distributed to the partners. In addition, TPG Austin Partner, LLC, the entity through which we own our interest in TPG/CalSTRS Austin, LLC, is subject to a forced sale and right of first offer provision, starting on the earlier of the third anniversary of the date of the agreement, September 18, 2015, or the date on which a management committee deadlock occurs after the first anniversary of the date of this agreement, September 18, 2013, which permits either partner in TPG/CalSTRS Austin, LLC to initiate a sale of one or more of the properties and gives the other partner the right of first offer to purchase.
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

Most of our fee arrangements under our separate account relationship with CalSTRS are terminable on 30 days' notice. Termination of either our joint venture or separate account relationship with CalSTRS would adversely affect our revenue by reducing our fee income.
Our joint venture investments may be adversely affected by our lack of control or input on decisions or shared decision-making authority or disputes with our co-venturers.
Many of our operating properties are owned through a joint venture or partnership with other parties. As a result, we do not exercise sole decision-making authority regarding such joint venture properties, including with respect to cash distributions or the sale of such properties. Furthermore, we may co-invest in the future through other partnerships, joint ventures or other entities, acquiring noncontrolling interests or sharing responsibility for managing the affairs of a property, partnership or joint venture. Investments in partnerships, joint ventures, funds or other entities may, under certain circumstances, involve risks, including partners who may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. These investments may also have the risk of impasses on significant decisions, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Future disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their full time and effort on our business. In addition, under the principles of agency and partnership law, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, such as if a partner or co-venturer became bankrupt and defaulted on its reimbursement and contribution obligations to us, subjecting the property owned by the partnership or joint venture to liabilities in excess of those contemplated by the partnership or joint venture agreement, or incurred debts or liabilities on behalf of the partnership or joint venture in excess of the authority granted by the partnership or joint venture agreement. In some joint ventures or other investments we make, if the entity in which we invest is a limited partnership, we have acquired and may acquire in the future all or a portion of our interest in such partnership as a general partner. In such event, we may be liable for all the liabilities of the partnership, although we attempt to limit such liability to our investment in such partnership by investing through a subsidiary.
Our joint venture partners have rights under our joint venture agreements that could adversely affect us.
As of June 30, 2013, we held interests in six of our properties through TPG/CalSTRS, and five of our properties through TPG Austin Partner, LLC, in turn as a member of TPG/CalSTRS Austin, LLC. TPG/CalSTRS requires a unanimous vote of its management committee on certain major decisions, including approval of annual business plans and budgets, financings and refinancings, and additional capital calls not in compliance with an approved annual plan. The management committee currently consists of two members appointed by CalSTRS and one member appointed by the Operating Partnership. All other decisions, including sales of properties, are made based upon a majority decision of the management committee. Thus CalSTRS has the ability to control certain decisions for TPG/CalSTRS that may result in an outcome contrary to our interests. The Operating Partnership has the responsibility and authority to carry out day to day management of TPG/CalSTRS and to implement the annual plans approved by the management committee. In addition to CalSTRS' ability to control certain decisions relating to TPG/CalSTRS, our agreement with CalSTRS includes provisions negotiated for the benefit of CalSTRS that could adversely affect us. Unless otherwise determined by the management committee of TPG/CalSTRS, we are required to use diligent efforts to sell each joint venture property generally within five years of that property reaching stabilization. The TPG/CalSTRS' subsidiaries owning Reflections I, Reflections II and Fair Oaks Plaza have not made the respective debt service payments due starting in February 2013 with respect to Reflections I and Reflections II, and July 2013 with respect to Fair Oaks Plaza. The special servicer has issued notices of default in each case, but has not taken further formal action. Therefore, the likelihood of Reflections I and Reflections II reaching stabilization and the ultimate resolution of the loan defaults on all three properties is uncertain. Except to the extent there is a Liquidation of the TPG/CalSTRS joint venture as discussed in Note 10 - Subsequent Event in Notes to Consolidated Financial Statements, we have a right of first offer to purchase a TPG/CalSTRS property upon a required sale at a price we propose, and if CalSTRS accepts our offer we must close within 90 days. If we do not exercise the right of first offer and we subsequently fail to effect a sale by the end of the specified holding period, CalSTRS has the right to assume control of the sale process. This may require us to sell one or more of our assets at an inopportune time, or for prices that are lower than could be achieved if we had more flexibility in the timing for effecting sales.
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
As of June 30, 2013, the 20 largest tenants for properties in which we held an ownership interest collectively leased 40.1% of the rentable square feet of space, representing 44.7% of the total annualized rent generated by these properties.
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
As of June 30, 2013, leases representing 2.2% and 10.0% of the rentable square feet of the office and retail space of our consolidated and unconsolidated properties will expire in 2013 and 2014, respectively. Further, an additional 11.0% of the square feet of these properties was available for lease as of June 30, 2013. Current economic conditions have resulted in depressed leasing activity recently in certain markets as a result of tenant unwillingness to make long term leasing commitments, and it is unclear how long this market condition may continue. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our revenue and profitability could be adversely impacted, causing a significant downturn in our financial condition, results of operations, cash flow, and the trading price of our common stock and impairing our ability to satisfy our debt service obligations.
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
Our business strategy requires us to rely significantly on third-party sources to fund our capital needs. We may not be able to obtain debt or equity on favorable terms or at all. Any additional debt we incur will increase our leverage and may impose operating restrictions on us. Any issuance of equity by our Company to fund our portion of equity capital requirements could be dilutive to our existing stockholders, and could have a negative impact on our stock price. Our access to third-party sources of capital depends, in part, on:

•	our current debt levels, which were $261.7 million of consolidated debt and $1.4 billion of unconsolidated debt, of which our share was $335.4 million as of June 30, 2013;

•	our ability to generate consistent cash flow from operating activities, which used cash of $7.5 million for the six months ended June 30, 2013;

•	our current and expected future earnings;

•	the market's perception of our growth potential;

•	the market price of our common stock;

•	the perception of the value of an investment in our common stock; and

•	general market conditions.
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
We and our Operating Partnership agreed at the time of our initial public offering in 2004 to indemnify Mr. Thomas against adverse direct and indirect tax consequences in the event that our Operating Partnership or the underlying property owner directly or indirectly sells, exchanges or otherwise disposes (including by way of merger, sale of assets or otherwise) of any portion of its interests, in a taxable transaction, in either One Commerce Square or Two Commerce Square. These two assets represented 93.6% of annualized rent for our consolidated properties as of June 30, 2013. The indemnification obligation currently expires October 13, 2013, which may be further extended to October 13, 2016 provided Mr. Thomas and his controlled entities collectively retain at least 50% of the Operating Partnership units received by them in connection with our formation transactions at the time of our initial public offering.
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
In addition to the common stock owned by Mr. Thomas as of June 30, 2013, he owned or controlled a significant interest in our Operating Partnership consisting of 11,646,949 units, or a 19.8% interest in the Operating Partnership as of such date. In addition, our senior executive officers, excluding Mr. Thomas, collectively held an interest in incentive units (vested and unvested) representing an aggregate 3.0% equity interest in the Operating Partnership.
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
Each entity that received Operating Partnership units in our formation transactions received shares of our limited voting stock that are paired with units in our Operating Partnership on a one-for-one basis. All of these entities are directly or indirectly controlled by Mr. Thomas, and, as a result, Mr. Thomas controls 100% of our outstanding limited voting stock, and 42.2% of our outstanding voting stock (including outstanding shares of common stock owned by Mr. Thomas and his affiliates as well as 8,695,653 shares owned by Madison and subject to a lock-up period and voting agreement in favor of Mr. Thomas which generally expires with respect to all of such Madison shares in June 2015) as of June 30, 2013. The limited voting shares are entitled to vote in the election of directors, for the approval of certain extraordinary transactions including any merger, sale or liquidation of the Company, amendments to our certificate of incorporation and any other matter required to be submitted to a separate class vote under Delaware law. Mr. Thomas may have interests that differ from that of our public stockholders, including by reason of his interests held in Operating Partnership units, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of our public stockholders. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our Company, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. Pursuant to the stockholders' agreement with Madison, subject to certain exceptions, during the period from the sixth anniversary of the issuance of shares to Madison's affiliates until the ninth anniversary of such date, Mr. Thomas has agreed to vote (and to cause his affiliated entities to vote) all of his controlled group's shares of common stock and limited voting stock in a manner that is in direct proportion to the manner in which other holders of the common stock vote on a proposed company sale transaction. This vote neutralization provision will not apply, however, if Madison's affiliates no longer beneficially own at least 10.0% of the our total voting securities or if the volume-weighted average price of our common stock is at least $12.50 per share during the six month period prior to the sixth anniversary of the issuance of the shares to Madison's affiliates (or at least $10.00 per share if our common stock has met certain trading volume tests).
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

The following Thomas Properties Group, Inc. financial information for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

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
Dated: August 8, 2013

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer