Form 10-Q
period 2013-09-30
THOMAS PROPERTIES GROUP INC
filed 2013-11-12
CIK 1283709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35894
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2013
Common Stock, $.01 par value per share	46,969,703

THOMAS PROPERTIES GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Investments in real estate:
Land and improvements	$89,513	$32,552
Land and improvements—development properties	15,431	6,403
Buildings and improvements	785,737	318,472
Tenant improvements	77,810	42,917
Total investments in real estate	968,491	400,344
Less accumulated depreciation	(126,372)	(126,143)
Investments in real estate, net	842,119	274,201
Condominium units held for sale	29,388	37,891
Investments in unconsolidated real estate entities	66,308	106,210
Cash and cash equivalents, unrestricted	62,274	76,837
Restricted cash	8,794	11,463
Marketable securities	9,160	—
Rents and other receivables, net	1,858	1,825
Receivables from unconsolidated real estate entities	1,373	2,347
Deferred rents	22,013	18,994
Deferred leasing and loan costs, net	60,211	10,716
Other assets, net	25,768	10,222
Assets associated with land held for sale	—	60,286
Total assets	$1,129,266	$610,992
LIABILITIES AND EQUITY
Liabilities:
Mortgage loans	$595,538	$259,995
Unsecured loan	80,000	—
Accounts payable and other liabilities, net	79,455	28,346
Losses and distributions in excess of investments in unconsolidated real estate entities	276	10,084
Prepaid rent	7,118	1,784
Deferred revenue	10,950	10,566
Mortgage loans associated with land held for sale	—	21,380
Total liabilities	773,337	332,155
Commitments and Contingencies (Note 10)
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value, 225,000,000 shares authorized, 46,969,703 and 46,126,481 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	470	461
Limited voting stock, $.01 par value, 20,000,000 shares authorized, 11,646,949 and 12,313,331 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	116	123
Additional paid-in capital	261,893	258,780
Retained deficit and dividends including $91 and $- of other comprehensive loss as of September 30, 2013 and December 31, 2012, respectively	(20,798)	(83,635)
Total stockholders’ equity	241,681	175,729
Noncontrolling interests:
Unitholders in the Operating Partnership	60,096	44,154
Partners in consolidated real estate entities	54,152	58,954
Total noncontrolling interests	114,248	103,108
Total equity	355,929	278,837
Total liabilities and equity	$1,129,266	$610,992
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental	$8,165	$7,813	$23,464	$23,343
Tenant reimbursements	5,423	5,344	16,392	15,746
Parking and other	769	786	2,977	2,271
Investment advisory, management, leasing, and development services	998	1,005	2,526	2,669
Investment advisory, management, leasing, and development services—unconsolidated real estate entities	4,114	3,588	10,396	11,909
Reimbursement of property personnel costs	846	1,273	2,879	4,140
Condominium sales	3,630	2,302	11,423	4,266
Total revenues	23,945	22,111	70,057	64,344
Expenses:
Property operating and maintenance	6,421	6,183	19,544	18,198
Real estate and other taxes	2,003	1,742	5,940	5,627
Investment advisory, management, leasing, and development services	2,968	2,634	7,176	8,628
Reimbursable property personnel costs	846	1,273	2,879	4,140
Cost of condominium sales	2,985	1,858	9,396	3,251
Interest	3,350	4,205	10,594	12,659
Depreciation and amortization	3,738	4,120	11,850	11,782
General and administrative	7,603	3,893	20,083	13,024
Impairment loss	—	—	753	—
Total expenses	29,914	25,908	88,215	77,309
Interest income	66	39	180	52
Equity in net income (loss) of unconsolidated real estate entities	(1,846)	(1,797)	(8,167)	(2,613)
Gain (loss) on sale of land	(7)	—	(566)	—
Gain on liquidation of joint venture	118,201	—	118,201	—
Income (loss) before income taxes and noncontrolling interests	110,445	(5,555)	91,490	(15,526)
Benefit (provision) for income taxes	(7,987)	442	(8,027)	368
Net income (loss)	102,458	(5,113)	83,463	(15,158)
Noncontrolling interests’ share of net (income) loss:
Unitholders in the Operating Partnership	(22,532)	1,226	(18,821)	3,817
Partners in consolidated real estate entities	355	(198)	1,119	(668)
	(22,177)	1,028	(17,702)	3,149
TPGI's share of net income (loss)	$80,281	$(4,085)	$65,761	$(12,009)
Income (loss) per share-basic and diluted	$1.71	$(0.09)	$1.40	$(0.30)
Weighted average common shares outstanding—basic	46,610,859	45,517,207	46,484,165	40,301,224
Weighted average common shares outstanding—diluted	46,884,429	45,517,207	46,752,071	40,301,224
Dividends declared per share	$0.02	$0.015	$0.06	$0.045
See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$83,463	$(15,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of land	566	—
Gain on sale of condominiums	(2,027)	(1,015)
Equity in net (income) loss of unconsolidated real estate entities	8,167	2,613
Deferred rents	(1,110)	(296)
Deferred taxes (and interest on unrecognized benefits)	7,964	(261)
Deferred interest	—	25
Depreciation and amortization expense	11,850	11,782
Allowance for doubtful accounts	177	88
Amortization of loan costs	416	440
Amortization of above and below market leases, net	115	31
Amortization of share-based compensation	1,814	674
Distributions from operations of unconsolidated real estate entities	—	313
Impairment loss	753	—
Gain on liquidation of joint venture	(118,201)	—

Changes in operating assets and liabilities:
Rents and other receivables	112	(253)
Receivables from unconsolidated real estate entities	974	966
Deferred leasing costs	(3,845)	(3,346)
Other assets	(1,356)	(1,254)
Accounts payable and other liabilities	4,130	2,794
Prepaid rent and deferred revenue	1,987	161
Net cash provided by (used in) operating activities	(4,051)	(1,696)

Cash flows from investing activities:
Expenditures for improvements to real estate	(13,681)	(10,313)
Proceeds from sale of condominiums	9,979	3,983
Proceeds from sale of real estate	58,940	1,107
Return of capital from unconsolidated real estate entities	54,298	16,031
Contributions to unconsolidated real estate entities	(4,000)	(113,340)
Purchase of marketable securities	(11,000)	—
Proceeds from sales/redemption of marketable securities	1,727	—
Controlling interest in properties previously owned through a joint venture	(166,302)	—
Net cash provided by (used in) investing activities	(70,039)	(102,532)

Cash flows from financing activities:
Proceeds from equity offering, net	—	49,274
Contributions from noncontrolling interests	7,983	44,654
Noncontrolling interest distributions	(11,667)	—
Payment of dividends to common stockholders and distributions to limited partners of the Operating Partnership	(3,530)	(2,379)
Principal payments of mortgage and other secured loans	(136,254)	(5,150)

Proceeds from mortgage and other secured loans	115,868	567
Proceeds from unsecured loan	80,000	—
Payment of loan costs	(2,035)	(153)
Change in restricted cash	9,162	(3,510)
Net cash provided by (used in) financing activities	59,527	83,303
Net increase (decrease) in cash and cash equivalents	(14,563)	(20,925)
Cash and cash equivalents at beginning of period	76,837	79,320
Cash and cash equivalents at end of period	$62,274	$58,395

See accompanying notes to consolidated financial information.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Tabular amounts in thousands, except share and per share amounts)

1.     Organization and Description of Business

The terms “Thomas Properties”, “TPG”, “TPGI”, “us”, “we”, “our” and "the Company" as used in this report refer to Thomas Properties Group, Inc. together with our Operating Partnership, Thomas Properties Group, L.P. (the “Operating Partnership”).

We own, manage, lease, acquire and develop real estate, consisting primarily of office properties and related parking garages, located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Houston, Texas and Austin, Texas.

We were incorporated in the State of Delaware on March 9, 2004. On October 13, 2004, we completed our initial public offering. Our operations are carried on through our Operating Partnership of which we are the sole general partner. The Operating Partnership holds our direct and indirect interests in real estate properties, and it carries on our investment advisory, property management, leasing and real estate development operations. As of September 30, 2013, we held a 79.8% interest in the Operating Partnership which we consolidate, as we have control over the major decisions of the Operating Partnership.

As of September 30, 2013, we were invested in the following real estate properties:

Property	Type	Location
Consolidated properties:
One Commerce Square	High-rise office	Philadelphia Central Business District, Pennsylvania (“PCBD”)
Two Commerce Square	High-rise office	PCBD
Murano	Residential condominiums held for sale	PCBD
Four Points Centre	Suburban office; Undeveloped land; Office/Retail/Research and Development/Hotel/ Residential	Austin, Texas
San Felipe Plaza	High-rise office	Houston, Texas
CityWestPlace	Suburban office and undeveloped land	Houston, Texas
Unconsolidated properties:
TPG/CalSTRS Austin, LLC:
San Jacinto Center	High-rise office	Austin Central Business District, Texas, (“ACBD”)
Frost Bank Tower	High-rise office	ACBD
One Congress Plaza	High-rise office	ACBD
One American Center	High-rise office	ACBD
300 West 6th Street	High-rise office	ACBD
2121 Market Street (1)	Residential and retail	PCBD
  _______________

(1)	The Company has a 1% limited partnership interest in 2121 Market Street. See Note 3. Unconsolidated Real Estate Entities for further details.

On September 30, 2013, a joint venture with the California State Teachers' Retirement System, a public entity (“CalSTRS”), was liquidated, and the entities that own the interests in San Felipe Plaza and CityWestPlace were distributed to TPG. TPG previously held a 25% interest in each of the properties through its interest in TPG/CalSTRS, LLC (“TPG/CalSTRS”), a joint venture between TPG and CalSTRS. Effective as of September 30, 2013, San Felipe Plaza and CityWestPlace are wholly-owned by and consolidated into TPG.
The liquidation was effected pursuant to the Redemption and Liquidation Option Agreement, dated as of July 16, 2013 (the “Option Agreement”), by and among TPG, CalSTRS and TPG/CalSTRS. Under the Option Agreement, on September 30, 2013, (a) TPG made a capital contribution to TPG/CalSTRS of approximately $166.3 million (the "Contribution Amount"), (b)

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TPG/CalSTRS made a distribution to CalSTRS of all of the interests in the entities that owned City National Plaza in Los Angeles, CA, plus cash equal to the Contribution Amount, and (c) TPG/CalSTRS made a distribution to TPG of all of the interests in the entities that owned San Felipe Plaza and CityWestPlace. Three properties in Northern Virginia (Fair Oaks Plaza and Reflections I and II), which had been subject to special servicer oversight as a result of mortgage loan defaults, were sold by TPG/CalSTRS on September 27, 2013, to an entity owned by three executives of TPG (John Sischo, Randall Scott and Thomas Ricci).
In March 2013, TPG/CalSTRS Austin, LLC completed the sale of Westech 360, Park Centre and Great Hills Plaza in suburban Austin, Texas. The properties were unencumbered by debt. The sale price for the properties was $76.0 million, which after closing adjustments and prorations, resulted in net proceeds to TPG/CalSTRS Austin, LLC of $73.1 million. TPG’s share of the net proceeds was $24.4 million.

We have the responsibility for the day-to-day operations of the California Environmental Protection Agency (“CalEPA”) building, but have no ownership interest in the property. We provide investment advisory services to CalSTRS with respect to two properties that are wholly-owned by CalSTRS— 800 South Hope Street (Los Angeles, CA) and 1835 Market Street (Philadelphia, PA). In addition, we provide property management, leasing and development services to 800 South Hope Street and 1835 Market Street, and the properties owned by the TPG/CalSTRS Austin, LLC joint venture. Prior to the liquidation of the TPG/CalSTRS joint venture on September 30, 2013, we provided these same services to the properties owned by this venture. Additionally, two properties that we previously managed, which were wholly-owned by an affiliate of Lehman Brothers Inc., 816 Congress and Austin Centre, both in Austin, TX, were sold by Lehman in April 2013.

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

We continuously reassess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. There have been no changes during the nine months ended September 30, 2013 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.

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

Murano

We also consolidate our Murano residential condominium project which we control. Our unaffiliated partner's interest is reflected in our consolidated balance sheets under the "Noncontrolling Interests" caption. Our partner has a stated ownership interest of 27%. Net proceeds from the project are distributed, based on an order of preferences described in the partnership agreement. The Company anticipates that we will receive distributions in excess of our stated 73% ownership interest according to these distribution preferences.

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

Included in total assets on TPG's consolidated balance sheets are the following assets for each listed investment in which a noncontrolling interest is held by an unaffiliated partner. The assets of each listed entity can only be used to settle the liabilities of that entity (in thousands):

	September 30,	December 31,
	2013	2012
One Commerce Square	$135,447	$133,987
Two Commerce Square	154,302	142,436
Murano	30,043	37,687
TPG Austin Partner, LLC	65,737	106,031
	$385,529	$420,141

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

We recorded an impairment charge of $0.8 million related to Campus El Segundo, wholly-owned developable land, for the three months ended March 31, 2013 to reduce the book value of the property to estimated net sales proceeds. In May 2013, the Company sold the 23.9 acres of land including athletic facility naming rights and a building previously used as a marketing center. The Company has no further ownership interest, continued involvement, commitments or obligations related to Campus El Segundo. In the corresponding prior period, we did not record an impairment charge for any real estate assets or equity investments.

Distribution of Joint Venture Interests

On September 30, 2013, pursuant to the Option Agreement, TPG/CalSTRS made a distribution to CalSTRS of all of the interests in the entities that owned City National Plaza, plus cash equal to the Contribution Amount, and TPG/CalSTRS made a distribution to TPG of all of the interests in the entities that own San Felipe Plaza and CityWestPlace. TPG's gain on distribution of City National Plaza to CalSTRS was $62.7 million. The fair value of City National Plaza was determined based on the price offered by a third party to purchase the property. The gain is reflected in Gain on liquidation of joint venture in the Consolidated Statements of Operations.
The fair value of TPG's 25% in San Felipe Plaza and CityWestPlace immediately before the liquidation was $26.7 million and $41.4 million, respectively. The values were determined by using third party appraisals, as adjusted for leasing activity subsequent to the appraisal dates. As a result, TPG recognized a gain on the remeasurement of its existing 25% interest to fair value of $25.3 million and $30.2 million for San Felipe Plaza and CityWestPlace, respectively. These gains are reflected in Gain on liquidation of joint venture in the Consolidated Statements of Operations.
In connection with the liquidation, TPG provided a guaranty of a mortgage loan with respect to CityWestPlace III and IV. San Felipe Plaza and CityWestPlace are subject to mortgage loans totaling $110.0 million and $211.8 million for San Felipe Plaza and CityWestPlace, respectively. The mortgages were marked to fair market value which resulted in premiums of $4.1 million and $8.6 million for San Felipe Plaza and CityWestPlace, respectively.
The results of operations for each of these Houston properties are included in our consolidated statements of operations from the date of the liquidating distribution. Our allocation of fair market value to the acquired tangible assets and identified intangible assets and liabilities is in progress and has not been finalized since the distribution San Felipe Plaza and CityWestPlace occurred on September 30, 2013. The following table represents our preliminary estimates of purchase price for each of San Felipe Plaza and CityWestPlace (in thousands).

	San Felipe Plaza	CityWestPlace
Consideration
Debt assumed	$110,000	$211,766
Cash contribution	80,051	124,306
Gain on liquidation of joint venture	25,280	30,220
Basis prior to liquidation of joint venture	1,404	11,215
Total consideration	$216,735	$377,507
Allocation of consideration
Investment in real estate, net	$209,386	$355,827
Deferred leasing costs and lease intangibles, net	21,631	24,511
Mark-to-market adjustments for mortgage loans	(4,145)	(8,638)
Other (liabilities) assets assumed, net	(10,137)	5,807
Total consideration	$216,735	$377,507

The table below shows the pro forma consolidated financial information for the nine months ended September 30, 2013 and 2012 as if these properties had been acquired as of January 1, 2012 (in thousands).

	Nine months ended September 30,
	2013	2012
Total revenues	$120,946	$113,574
Net loss	$(59,017)	$(29,726)

Dispositions

On September 27, 2013, three properties in Northern Virginia (Fair Oaks Plaza and Reflections I and II), which had been subject to special servicer oversight as a result of mortgage loan defaults, were sold by TPG/CalSTRS prior to the liquidation under the Option Agreement. The buyer was an entity owned by three of TPG's executives (John Sischo, Randall Scott and Thomas Ricci), two of which are directors. TPG has no continuing involvement, commitments or obligations with respect to such properties. TPG's share of gain as a result of this transaction totaled $2.2 million.
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
In January and March 2013, TPG completed the sale of certain land parcels totaling 17.5 acres and 27.9 acres, respectively, at Four Points Centre in Austin, Texas, for $4.9 million and $6.4 million, respectively. TPG received net proceeds from these two transactions of $1.1 million (after a $3.7 million paydown of the Four Points Centre mortgage loan) and $2.7 million (after a $3.1 million pay down of the loan), respectively.

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

Development Activities

Costs associated with the development and construction of a real estate project are capitalized on our consolidated balance sheets. In addition, interest, loan fees, real estate taxes, and general and administrative expenses that are directly associated with and incremental to our development activities and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell is completed, the costs capitalized to construction in progress are transferred to operating properties. Cumulative capitalized interest as of September 30, 2013 and December 31, 2012, is $5.3 million and $6.8 million, respectively. There was no interest capitalized for the nine months ended September 30, 2013 and 2012.

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

Marketable Securities

In April 2013, the Company invested $10.0 million in debt securities comprised of U.S. treasury bills, agency securities, corporate bonds and municipal bonds with maturities of less than 4 years. The portion of these debt securities with a maturity of less than three months are classified as Cash and cash equivalents, unrestricted on our consolidated balance sheets.

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intent and ability regarding these instruments, we classify all of our marketable debt securities as available-for-sale. Marketable debt securities are reported at fair value, with all unrealized gains (losses) reflected in stockholders’ equity on our consolidated balance sheets. For details see Other comprehensive income (loss) recognized in the statement of stockholders' equity in Note 7. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Comprehensive loss attributable to these marketable securities totaled $0.1 million for the three and six months ended June 30, 2013.

Total as of September 30, 2013 (in thousands)
Agency securities	$4,950
Corporate bonds	3,693
Municipal bonds	517
Total	$9,160

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

The unconsolidated real estate entities include our share of the entities that own 2121 Market Street, the TPG/CalSTRS properties (prior to its liquidation), TPG/CalSTRS Austin, LLC properties and the Austin Portfolio Joint Venture Predecessor properties. Prior to its liquidation on September 30, 2013, TPG/CalSTRS owned the following properties:

•City National Plaza (acquired January 2003, distributed to CalSTRS on September 30, 2013)
•San Felipe Plaza (acquired August 2005, distributed to TPG on September 30, 2013)
•CityWestPlace land (acquired June 2006, distributed to TPG on September 30, 2013)
•CityWestPlace (acquired June 2006, distributed to TPG on September 30, 2013)
•Reflections I (acquired October 2004, sold September 2013)
•Reflections II (acquired October 2004, sold September 2013)
•Fair Oaks Plaza (acquired January 2007, sold September 2013)

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

Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages, prior to any preferred or special allocations, as of September 30, 2013.

2121 Market Street	1.0%
TPG/CalSTRS Austin, LLC (1)	50.0%

(1) TPG Austin Partner, LLC, a limited liability company owned by TPG and Madison, a noncontrolling interest partner, owns 50% of TPG/CalSTRS Austin, LLC. The effective ownership of TPG and Madison in the underlying five properties of TPG/CalSTRS Austin, LLC is 33.3% and 16.7%, respectively.

Stated ownership percentages prior to the September 30, 2013 liquidation of TPG/CalSTRS:

TPG/CalSTRS:
City National Plaza	7.9%
All properties, excluding City National Plaza	25.0%

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

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We evaluated unconsolidated investments with negative carrying amounts to determine if the equity method of accounting is still appropriate, consistent with ASC 323-10-35-19 through 26. In December 2012, we redeemed a 49% interest in 2121 Market Street and retained a 1% limited partnership interest, which is accounted for on the cost method of accounting. The Company's investment in 2121 Market Street has a negative carrying amount of $0.3 million as of September 30, 2013 and December 31, 2012. The Company reduced its investment balance below zero due to the receipt of distributions and recording of our share of investee losses in excess of our investment, because we have guaranteed up to a maximum of $14.0 million of 2121 Market Street's outstanding mortgage loan.

Investments in unconsolidated real estate entities as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
ASSETS:
TPG/CalSTRS	$1,211	$—
TPG/CalSTRS Austin, LLC	65,097	106,210
Total reflected in investments in unconsolidated real estate entities	66,308	106,210

LIABILITIES:
TPG/CalSTRS	—	(9,808)
2121 Market Street	(276)	(276)
Total reflected in losses and distributions in excess of investments in unconsolidated real estate entities	(276)	(10,084)
Net investments in unconsolidated real estate entities	$66,032	$96,126

The following is a summary of the net investments in unconsolidated real estate entities for the nine months ended September 30, 2013 (in thousands):

Net investment balance, December 31, 2012	$96,126
Contributions	170,302
Equity in net income (loss) of unconsolidated real estate entities	(8,167)
Distributions, including real estate and cash	(192,229)
Net investment balance, September 30, 2013	$66,032

On September 30, 2013, in connection with the liquidation of TPG/CalSTRS, San Felipe Plaza and CityWestPlace were distributed to TPG. TPG previously held a 25% interest in each of the properties through its interest in TPG/CalSTRS. Effective as of September 30, 2013, San Felipe Plaza and CityWestPlace are wholly-owned and consolidated by TPG.
The liquidation was effected pursuant to the Option Agreement by and among TPG, CalSTRS and TPG/CalSTRS. Under the Option Agreement, on September 30, 2013, (a) TPG made a capital contribution to TPG/CalSTRS of the Contribution Amount, (b) TPG/CalSTRS made a distribution to CalSTRS of all of the interests in the entities that owned City National Plaza in Los Angeles, CA, plus cash equal to the Contribution Amount, and (c) TPG/CalSTRS made a distribution to TPG of all of the interests in the entities that owned San Felipe Plaza and CityWestPlace. Three properties in Northern Virginia (Fair Oaks Plaza and Reflections I and II), which had been subject to special servicer oversight as a result of mortgage loan defaults, were sold by TPG/CalSTRS on September 27, 2013.
In March 2013, TPG/CalSTRS Austin, LLC, completed the sale of Westech 360, Park Centre and Great Hills Plaza, in suburban Austin, Texas. The properties were unencumbered by debt. The sales price for the properties was $76.0 million, which

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after closing adjustments and prorations, resulted in net proceeds to TPG/CalSTRS Austin, LLC of $73.1 million. TPG’s share of the net proceeds was $24.4 million.

Prior to its liquidation, the TPG/CalSTRS joint venture was deemed to be a variable interest entity for which we were not considered to be the primary beneficiary. CalSTRS and TPG acting together were considered to have the power to direct the activities of the joint venture that most significantly impact the joint venture economic performance, and therefore, neither TPG nor CalSTRS was considered to be the primary beneficiary. We determined the key activities that drove the economic performance of the joint venture to be (1) the acquisition and development of real estate (including capital improvements), (2) financing, and (3) leasing. In connection with these key activities, the TPG/CalSTRS venture agreement required unanimous approval by the two members.

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

As of September 30, 2013, our total maximum exposure to loss from our investment in TPG/CalSTRS Austin, LLC is:

(1)	Our net equity investment in the various properties controlled by TPG/CalSTRS Austin, LLC as of September 30, 2013, was $65.1 million, as presented earlier in this note.

(2)
The potential loss of future fee revenues which we earn in connection with the management and leasing agreements with the various properties controlled by the respective limited liability companies. We earn fee revenues in connection with those management and leasing agreements for services such as property management, leasing, asset management and property development. The management and leasing agreements with the various properties generally expire on an annual basis and are automatically renewed for successive periods of one year each, unless we elect not to renew the agreements. As of September 30, 2013, we had total receivables of $0.4 million related to TPG/CalSTRS Austin, LLC.

(3)
TPG/CalSTRS Austin, LLC owns the five Austin properties and TPG, together with Madison, have an unfunded capital commitment of approximately $10.4 million. Of that amount, TPG's unfunded capital commitment is approximately $6.9 million or 66.67% as of September 30, 2013.

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is the combined balance sheets of our unconsolidated real estate entities as of September 30, 2013 and December 31, 2012.
Summarized Unconsolidated Real Estate Entities Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments in real estate, net	$726,942	$738,316
Receivables including deferred rents, net	7,172	2,610
Deferred leasing and loan costs, net	63,671	77,350
Other assets	26,095	47,154
Assets associated with discontinued operations	2,167	953,798
Total assets	$826,047	$1,819,228
LIABILITIES AND OWNERS’ EQUITY
Liabilities:
Mortgage loans	$563,876	$628,733
Mortgage loan - related party	64,356	—
Acquired below market leases, net	22,839	28,148
Prepaid rent and deferred revenue	3,162	2,653
Accounts and interest payable and other liabilities	27,274	37,159
Liabilities associated with discontinued operations	1,525	784,526
Total liabilities	683,032	1,481,219
Owners’ equity:
Thomas Properties	62,207	100,451
Other owners	80,808	237,558
Total owners’ equity	143,015	338,009
Total liabilities and owners’ equity	$826,047	$1,819,228

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is the combined statements of operations of our unconsolidated real estate entities for the three and nine months ended September 30, 2013 and 2012 (in thousands) (unaudited):

Summarized Unconsolidated Real Estate Entities Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$25,620	$24,935	$73,800	$73,569
Expenses:
Property operating and maintenance	6,501	7,022	18,866	23,283
Real estate and other taxes	5,125	4,470	13,571	13,413
Interest expense	9,508	14,601	28,209	42,935
Depreciation and amortization	10,523	9,356	33,494	29,135
Total expenses	31,657	35,449	94,140	108,766
Income (loss) from continuing operations	(6,037)	(10,514)	(20,340)	(35,197)
Gain (loss) on disposition of real estate	—	(60,076)	—	(60,076)
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	(11,962)	(3,344)	(17,136)	(20,189)
Gain (loss) on disposition of real estate - related party	14,318	—	14,318	—
Gain (loss) on disposition of real estate	—	73	1,216	39
Income (loss) from discontinued operations	2,356	(3,271)	(1,602)	(20,150)
Net income (loss)	$(3,681)	$(73,861)	$(21,942)	$(115,423)
Thomas Properties’ share of net income (loss)	$(1,833)	$(3,121)	$(7,231)	$(5,724)
Intercompany eliminations	994	1,453	2,175	3,240
Equity in net income (loss) of unconsolidated real estate entities	(839)	(1,668)	(5,056)	(2,484)
Noncontrolling interests' share of TPG Austin Partner	(1,007)	(129)	(3,111)	(129)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities	$(1,846)	$(1,797)	$(8,167)	$(2,613)

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the preceding summarized balance sheets as of September 30, 2013 and December 31, 2012, are the following balance sheets of TPG/CalSTRS, LLC (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Other assets	$11,028	$24,172
Assets associated with discontinued operations	2,057	879,616
Total assets	$13,085	$903,788
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Liabilities associated with discontinued operations	$1,463	$779,817
Total liabilities	1,463	779,817
Members’ equity:
Thomas Properties	1,057	(5,580)
CalSTRS	10,565	129,551
Total members’ equity	11,622	123,971
Total liabilities and members’ equity	$13,085	$903,788

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the preceding summarized balance sheets as of September 30, 2013 and December 31, 2012 are the following balance sheets of TPG/CalSTRS Austin, LLC (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments in real estate, net	$726,942	$738,316
Real estate held for sale	—	74,182
Receivables including deferred rents, net	7,172	2,611
Deferred leasing costs, net	63,671	77,350
Other assets	15,067	20,361
Assets associated with discontinued operations	111	557
Total assets	$812,963	$913,377
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans	$563,876	$628,733
Mortgage loan - related party	64,356	—
Accounts and interest payable and other liabilities	30,435	39,869
Acquired below market leases, net	22,839	28,148
Liabilities associated with discontinued operations	63	4,566
Total liabilities	681,569	701,316
Members' equity	131,394	212,061
Total liabilities and members’ equity	$812,963	$913,377

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information by real estate entity for the three and nine months ended September 30, 2013 and 2012 (in thousands) (unaudited):

	Three months ended September 30, 2013
	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$25,620	$—	$—	$25,620
Expenses:
Property operating and maintenance	—	6,490	11	—	6,501
Real estate and other taxes	—	5,125	—	—	5,125
Interest expense	—	9,508	—	—	9,508
Depreciation and amortization	—	10,523	—	—	10,523
Total expenses	—	31,646	11	—	31,657
Income (loss) from continuing operations	—	(6,026)	(11)	—	(6,037)
Equity in net income (loss) of unconsolidated real estate entities	21	—		(21)	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	(12,043)	(14)	95	—	(11,962)
Gain (loss) on disposition of real estate related party	14,318	—	—	—	14,318
Income (loss) from discontinued operations	2,275	(14)	95	—	2,356
Net income (loss)	$2,296	$(6,040)	$84	$(21)	$(3,681)
Thomas Properties’ share of net income (loss)	$175	$(2,013)	$5	$—	$(1,833)
Intercompany eliminations					994
Equity in net income (loss) of unconsolidated real estate entities					(839)
Noncontrolling interests' share of TPG Austin Partner					(1,007)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities					$(1,846)

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended September 30, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$850	$3,605	$21,330	$(850)	$24,935
Expenses:
Property operating and maintenance		—	1,000	4,701	1,321	7,022
Real estate and other taxes		—	665	3,805	—	4,470
Interest expense		—	1,368	13,853	(620)	14,601
Depreciation and amortization		—	1,344	8,012	—	9,356
Total expenses	—	—	4,377	30,371	701	35,449
Income (loss) from continuing operations	—	850	(772)	(9,041)	(1,551)	(10,514)
Equity in net income (loss) of unconsolidated real estate entities	—	(11,187)	—	—	11,187	—
Gain (loss) on disposition of real estate	—	—	—	(59,961)	(115)	(60,076)
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	244	(4,974)		1,386	—	(3,344)
Gain (loss) on disposition of real estate	—	—		73	—	73
Income (loss) from discontinued operations	244	(4,974)	—	1,459	—	(3,271)
Net income (loss)	$244	$(15,311)	$(772)	$(67,543)	$9,521	$(73,861)
Thomas Properties’ share of net income (loss)	$122	$1,236	$(257)	$(4,222)	$—	$(3,121)
Intercompany eliminations						1,453
Equity in net income (loss) of unconsolidated real estate entities						(1,668)
Noncontrolling interests' share of TPG Austin Partner						(129)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities						$(1,797)

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended September 30, 2013
	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$73,800	$—	$—	$73,800
Expenses:
Property operating and maintenance	—	18,796	70	—	18,866
Real estate and other taxes	—	13,573	(2)	—	13,571
Interest expense	—	28,209	—	—	28,209
Depreciation and amortization	—	33,494	—	—	33,494
Total expenses	—	94,072	68	—	94,140
Income (loss) from continuing operations	—	(20,272)	(68)	—	(20,340)
Equity in net income (loss) of unconsolidated real estate entities	15	—	—	(15)	—
Gain (loss) on disposition of real estate	—	—	—	—	—
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	(17,650)	387	127	—	(17,136)
Gain (loss) on disposition of real estate related party	14,318	—		—	14,318
Gain (loss) on disposition of real estate	(2)	1,218	—	—	1,216
Income (loss) from discontinued operations	(3,334)	1,605	127	—	(1,602)
Net income (loss)	$(3,319)	$(18,667)	$59	$(15)	$(21,942)
Thomas Properties’ share of net income (loss)	$(1,013)	$(6,222)	$4	$—	$(7,231)
Intercompany eliminations					2,175
Equity in net income (loss) of unconsolidated real estate entities					(5,056)
Noncontrolling interests' share of TPG Austin Partner					(3,111)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities					$(8,167)

[space intentionally left blank]

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended September 30, 2012
	2121 Market Street	TPG/ CalSTRS, LLC	TPG/ CalSTRS Austin, LLC	Austin Portfolio Joint Venture Predecessor	Eliminations	Total
Revenues	$—	$850	$3,605	$69,964	$(850)	$73,569
Expenses:
Property operating and maintenance		162	1,000	19,780	2,341	23,283
Real estate and other taxes		—	665	12,748	—	13,413
Interest expense		—	1,368	43,651	(2,084)	42,935
Depreciation and amortization		—	1,344	27,791	—	29,135
Total expenses	—	162	4,377	103,970	257	108,766
Income (loss) from continuing operations	—	688	(772)	(34,006)	(1,107)	(35,197)
Equity in net income (loss) of unconsolidated real estate entities	—	(16,503)	—	—	16,503	—
Gain (loss) on disposition of real estate	—	—	—	(59,961)	(115)	(60,076)
Discontinued operations:
Net income (loss) from discontinued operations before gains on disposition of real estate and impairment loss	222	(14,709)	—	(5,702)	—	(20,189)
Gain (loss) on disposition of real estate	—	(35)	—	74	—	39
Income (loss) from discontinued operations	222	(14,744)	—	(5,628)	—	(20,150)
Net income (loss)	$222	$(30,559)	$(772)	$(99,595)	$15,281	$(115,423)
Thomas Properties’ share of net income (loss)	$110	$648	$(257)	$(6,225)	$—	$(5,724)
Intercompany eliminations						3,240
Equity in net income (loss) of unconsolidated real estate entities						(2,484)
Noncontrolling interests' share of TPG Austin Partner						(129)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities						$(2,613)
Following is a reconciliation of our share of owners’ equity of the unconsolidated real estate entities as shown above to amounts recorded by us as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Our share of owners’ equity recorded by unconsolidated real estate entities	$62,207	$100,451
Intercompany eliminations and other adjustments	3,825	(4,325)
Investments in unconsolidated real estate entities	$66,032	$96,126

4. Mortgage Loans

A summary of the outstanding mortgage loans as of September 30, 2013 and December 31, 2012 is as follows (in thousands). None of these loans are recourse to us, except that we have partially guaranteed the Four Points Centre mortgage loan, under which our liability is currently limited to a maximum of $10.9 million. In connection with some of the loans listed in the table below, our operating partnership is subject to customary non-recourse carve out obligations. Campus El Segundo was sold on May 7, 2013 and the remaining mortgage loan balance was paid in full, see footnote 3 below. The Murano mortgage loan was paid off in July 2013, see footnote 5 below.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Outstanding Debt		Maturity Date
	Interest Rate at		As of	As of
Mortgage Loan	September 30, 2013		September 30, 2013	December 31, 2012
One Commerce Square (1)	5.67%		$125,548	$126,869	1/6/2016
Two Commerce Square (2)	3.96%		112,000	106,612	4/5/2023
Campus El Segundo (3)			—	14,500
Four Points Centre (4)	LIBOR +	3.50%	23,441	26,453	7/31/2014
Murano (5)			—	6,941
CityWestPlace
Building I & II	6.16%		118,041	—	7/6/2016
Building III & IV	5.03%		93,725	—	3/5/2020
San Felipe Plaza	4.78%		110,000	—	12/1/2018
Total mortgage loans before premiums			582,755	281,375
Note Premiums:
CityWestPlace loan			8,638	—
San Felipe Plaza loan			4,145	—
			12,783	—
Total mortgage loans			$595,538	$281,375

The 30 day LIBOR rate for the Four Points Centre loan above was 0.18% at September 30, 2013.
______________________

(1)	The mortgage loan may be defeased, and is subject to yield maintenance payments for any prepayments prior to October 2015.

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

(3)
On May 7, 2013, the Company sold the 23.9 acres of land and related assets, and paid off the mortgage loan balance in full. The prior period amounts have been reclassified as “Mortgage loans associated with land held for sale” on the consolidated balance sheets.

(4)
The interest rate as of September 30, 2013 was 3.69% per annum. As of September 30, 2013, $0.4 million was available to be drawn to fund tenant improvement costs and certain other project costs related to two office buildings. The loan is scheduled to mature on July 31, 2014, with a 1 year extension option at our election subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5%, and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If the loan-to-value ratio or the minimum debt yield is not met, we can pay down the principal balance in an amount sufficient to satisfy the requirement. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan.

Beginning in August 2014, we are required to pay down the loan balance by $42,000 each month. As of September 30, 2013, the property had a net operating loss. We have guaranteed completion of the tenant improvements and 46.5% of the outstanding principal balance and interest payable on the loan, which results in a maximum guarantee of $10.9 million as of September 30, 2013. We have agreed to certain financial covenants on this loan as the guarantor, which we were in compliance with as of September 30, 2013. We have also provided additional collateral of fully entitled unimproved land, which is immediately adjacent to the office buildings.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2013, we sold certain land parcels at Four Points Centre, resulting in paydowns of $6.9 million on the loan. The remaining collateral of fully entitled unimproved land adjacent to the office buildings is approximately 19 acres.

(5)	Repayment of this loan was made with proceeds from the sales of condominium units. This loan was paid off in July 2013.

The loan agreement for One Commerce Square and CityWestPlace requires that all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, leasing commissions, debt service and operating expenditures. This requirement was removed from the Two Commerce Square loan when it was refinanced in the current year. Included in restricted cash on our consolidated balance sheets at September 30, 2013 and December 31, 2012, are lockbox and reserve funds for One Commerce Square of $4.2 million and $5.1 million, respectively. The September 30, 2013 balance sheet also includes lockbox and reserve funds for CityWestPlace of $3.4 million. Additionally, as of September 30, 2013, there are security deposits totaling $1.2 million in restricted cash at various properties that are not part of any lender requirements.

As of September 30, 2013, subject to certain extension options exercisable by the Company, principal payments due for the secured outstanding debt are as follows (in thousands):

	Amount Due at Original Maturity Date	Amount Due at Maturity Date After Exercise of Extension Options
2013	$1,197	$1,197
2014	28,769	5,538
2015	86,910	110,141
2016	239,094	239,094
2017	3,598	3,598
Thereafter	303,187	303,187
	$662,755	$662,755

5. Parkway Loan
TPG entered into a loan agreement with Parkway Properties LP, a Delaware limited partnership (“Parkway LP”), in connection with a merger agreement, see note 11 for details. The loan was to fund a portion of the Company’s obligations with respect to the liquidation of TPG/CalSTRS. The loan funded on September 27, 2013, in the amount of $80 million. The net proceeds were $78.8 million after payment of loan fees of $1.2 million. The loan bears interest at a rate of 6% per annum for the first six months, 8% per annum for the following six months, and 12% per annum thereafter, with interest payable monthly in arrears and matures on January 15, 2015. TPG may prepay the loan at any time without penalty. The loan agreement contains affirmative and negative covenants, including covenants that restrict TPG’s ability to create liens on its properties, incur additional indebtedness, and engage in mergers, consolidations or sales of all or substantially all of its assets, in each case, subject to specified exceptions.

6.	Income (Loss) per Share and Dividends Declared

Under FASB ASC 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accrued during the respective period. Participating securities, which include restricted stock, incentive units and stock options, are included in the computation of earnings per share pursuant to the two-class method. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding securities. Basic earnings per common share and participating securities, including restricted stock, incentive units and stock options, represent the summation of the distributed and undistributed earnings per common share and participating security divided by the total weighted average number of common shares outstanding and the total weighted average number of participating securities outstanding during the respective periods. We only present the earnings per share attributable to the common shareholders.

Net losses, after deducting the dividends to participating securities, are allocated in full to the common shares since the participating security holders do not have an obligation to share in the losses, based on the contractual rights and obligations of the participating securities. Because we incurred losses for the three and nine months ended September 30, 2012, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding for those periods.

Our board of directors declared and paid three quarterly dividends to common stockholders in the nine months ended September 30, 2013 and 2012 of $0.02 and $0.015 per common share, quarterly, for the respective periods.

The following is a summary of the elements used in calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2013 and 2012 (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shares	$80,281	$(4,085)	$65,761	$(12,009)
Dividends to participating securities:
Unvested restricted stock	(932)	—	(2,766)	—
Unvested incentive units	(7)	—	(22)	—
Net income (loss) attributable to common shares, net of dividends to participating securities	$79,342	$(4,085)	$62,973	$(12,009)
Weighted average common shares outstanding—basic (1)	46,610,859	45,517,207	46,484,165	40,301,224
Weighted average common shares outstanding—diluted (1)	46,884,429	45,517,207	46,752,071	40,301,224
Income (loss) per share—basic and diluted	$1.71	$(0.09)	$1.40	$(0.30)
Dividends declared per share	$0.02	$0.015	$0.06	$0.045

(1) Basic and diluted shares include common shares plus dilutive equity instruments, as appropriate. For the three and nine months ended September 30, 2012, all potentially dilutive instruments have been excluded from the computation of weighted average dilutive shares outstanding because they were anti-dilutive.

7. Equity

Common Stock and Operating Partnership Units

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of our common stock vote together as a single class with holders of our limited voting stock on those matters upon which the holders of limited voting stock are entitled to vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably any dividends when, if, and as may be declared by the board of directors out of funds legally available for dividend payments. In the event of our liquidation, dissolution or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. An Operating Partnership unit and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed by the holder in exchange for cash or shares of common stock at our election, on a one-for-one basis. As of September 30, 2013 and December 31, 2012, we held a 79.8% and 78.7% interest in the Operating Partnership respectively.

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Limited Voting Stock

Each Operating Partnership unit issued in connection with the formation of our Operating Partnership at the time of our initial public offering in 2004 was paired with one share of limited voting stock. Operating Partnership units issued under other circumstances, including upon the conversion of incentive units granted under the Incentive Plan, are not paired with shares of limited voting stock. These shares of limited voting stock are not transferable separate from the limited partnership units they are paired with, and each Operating Partnership unit is redeemable together with one share of limited voting stock by its holder for cash, or, at our election, one share of our common stock. Each share of limited voting stock entitles its holder to one vote on the election of directors, certain extraordinary transactions, including a merger or sale of our Company, and amendments to our certificate of incorporation. Shares of limited voting stock are not entitled to any regular or special dividend payments or other distributions, including any dividends or other distributions declared or paid with respect to shares of our common stock or any other class or series of our stock, and are not entitled to receive any distributions in the event of liquidation or dissolution of our Company. Shares of limited voting stock have no class voting rights, except to the extent required by Delaware law. Any redemption of a unit in our Operating Partnership will be redeemed together with a share of limited voting stock in accordance with the redemption provisions of the Operating Partnership agreement, and the share of limited voting stock will be canceled and not subject to reissuance. As of September 30, 2013, there were 11,646,949 shares of limited voting stock outstanding.

Incentive Partnership Units

We have issued a total of 1,377,714 incentive units as of September 30, 2013 to certain executives. Incentive units represent a profits interest in the Operating Partnership and generally will be treated as regular Operating Partnership units in the Operating Partnership and rank pari passu with the Operating Partnership units as to payment of distributions, including distributions of assets upon liquidation. Incentive units are subject to vesting, forfeiture and additional restrictions on transfer as may be determined by us as general partner of the Operating Partnership. The holder of an incentive unit has the right to convert all or a part of his vested incentive units into Operating Partnership units, but only to the extent of the incentive units’ economic capital account balance. As general partner, we may also cause any number of vested incentive units to be converted into Operating Partnership units to the extent of the incentive units’ economic capital account balance. We had 46,969,703 shares of common stock and 11,646,949 Operating Partnership units outstanding as of September 30, 2013, and 224,100 vested incentive units outstanding which were issued under our Incentive Plan. The share of the Company owned by the Operating Partnership unit holders is reflected as a separate component under the "Noncontrolling Interests" caption in the equity section of our consolidated balance sheets.

Exchange of Noncontrolling Operating Partnership Units

During the nine months ended September 30, 2013, 666,382 noncontrolling Operating Partnership units were redeemed for shares of the Company’s common stock on a one-for-one basis, respectively. Neither the Company nor the Operating
Partnership received any proceeds from this exchange.

Stock Compensation

We adopted the 2004 Equity Incentive Plan of Thomas Properties Group, Inc. as amended, (the “Incentive Plan”) effective upon the closing of our initial public offering and amended it in May 2007 and June 2008 to increase the shares reserved under the plan. The Incentive Plan provides incentives to our employees and is designed to attract, reward and retain personnel. We may issue up to 3,361,906 shares as either stock option awards, restricted stock awards or incentive unit awards of which 244,005, remain available for grant as of September 30, 2013 (see table below for details). In addition, under our Non-Employee Directors Restricted Stock Plan (“the Non-Employee Directors Plan”) a total of 60,000 shares are reserved for grant, of which 29,065 remain available for grant.

September 30, 2013
Total awards authorized for issuance	3,361,906
Less:
Incentive unit grants	1,377,714
Restricted stock grants	1,345,107
Stock option awards, net of forfeitures	395,080
Awards available for grant	244,005

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2013, and our proxy statement, which was filed with the SEC on April 30, 2013.

On January 27, 2013 and February 1, 2012, we granted 176,840 and 199,999 restricted shares, respectively, of which 50% percent vest based on stock performance and had a total grant date fair market value of approximately $0.3 million and $0.2 million, respectively. The other 50% are discretionary vesting shares based on goals determined by the Compensation Committee of the Board of Directors, which are currently reserved and will be considered granted and fully expensed upon vesting.

During the first quarter of 2013, 37,189 incentive units and 207,801 restricted shares, subject to stock performance, vested. During February 2013, 18,594 incentive units and 128,897 restricted shares, subject to discretionary vesting, were approved for vesting by the Compensation Committee.

Phantom Shares

During 2011, a Phantom Share Plan was approved by the compensation committee of the board of directors and adopted by the full board of directors. The purpose of the Plan is to reward and retain senior executive officers of the Company. This Plan is an incentive award plan that pays cash or, if the stockholders of the Company approve and authorize the issuance of additional shares, common stock. Generally, the recipient must still be employed with the Company to receive the cash or stock. Each phantom share award vests upon the earlier of (i) ratably, one-third on each anniversary of the grant date, subject to achievement of (x) with respect to 50% of each award, a Company stock appreciation target rate of up to 12% pro-rated, and (y) with respect to 50% of each award, other goals determined by the Compensation Committee, in each case only to the extent that at or after such time the Company's stockholders have approved the issuance of sufficient shares of common stock under the Company's 2004 Equity Incentive Plan, as amended, or any successor thereto, to settle awards under the Plan in common stock, and (ii) the fifth anniversary of the grant date, subject to such grantee's continued employment with the Company and achievement of the Company and other goals. The phantom shares also vest upon a change in control of the Company.

The following is a summary of the phantom shares outstanding as of September 30, 2013:

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

Compensation Expense

We recognized non-cash compensation expense and the related income tax benefit for the amortization of restricted stock and phantom share grant expense as well as the remeasurement of the phantom share awards at fair value for the three and nine months ended September 30, 2013 and 2012 as follows (in thousands).

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted Stock :
Compensation expense	$74	$64	$863	$503
Income tax benefit	29	25	336	195

Phantom Shares:
Compensation expense	$483	$176	$857	$556
Income tax benefit	188	68	333	216

For the three and nine months ended September 30, 2013, the Company recognized a cumulative tax benefit of $1.4 million and $1.8 million, respectively, arising from the reversal of a valuation allowance on the net federal deferred tax asset. For the three and nine months ended September 30, 2012, a full valuation allowance was recorded against the income tax benefit.

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

The redemption value of the 224,100 outstanding incentive units at September 30, 2013 was approximately $1.5 million based on the closing price of the Company’s common stock of $6.72 per share as of September 30, 2013.

A charge is recorded each period to the consolidated statements of income (loss) for the noncontrolling interests' proportionate share of the Company's net income (loss).

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$175,729	$103,108	$278,837
Net income (loss)	65,761	17,702	83,463
Redemption of operating partnership units	2,352	(2,352)	—
Amortization of share-based compensation	761	196	957
Other comprehensive income (loss) recognized	(91)	(23)	(114)
Dividends	(2,831)	(699)	(3,530)
Distributions	—	(11,667)	(11,667)
Contributions	—	7,983	7,983
Balance, September 30, 2013	$241,681	$114,248	$355,929

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interests - Partners in Consolidated Real Estate Entities

Noncontrolling interest - Partners in Consolidated Real Estate Entities represents the proportionate share of equity in the partnerships and limited liability companies listed below held by non-affiliated partners. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated ownership percentage interests in such entities as a result of preferred returns and allocation formulas as described in the partnership and limited liability company agreements. Following are the stated ownership percentages of the unaffiliated partners in these consolidated entities, prior to any preferred or special allocations, as of September 30, 2013 and December 31, 2012.

Non-Affiliated Partner Share
One Commerce Square	25.0%
Two Commerce Square	25.0%
Murano	27.0%
TPG Austin Partner, LLC	33.3%

8. Income Taxes

All operations are carried on through the Operating Partnership and its subsidiaries. The Operating Partnership is not subject to income tax and all of the taxable income, gains, losses, deductions, and credits are passed through to its partners. However, the Operating Partnership and some of its subsidiaries are subject to income taxes in Texas. We are responsible for our share of the Operating Partnership's taxable income or loss allocated in accordance with the Operating Partnership’s Agreement of Limited Partnership. As of September 30, 2013, we held a 79.8% capital interest in the Operating Partnership. For the nine months ended September 30, 2013, we were allocated a weighted average of 79.7% of the income and losses from the Operating Partnership.

Our effective tax rate for the three and nine months ended September 30, 2013 were 7.23% and 8.77%, compared to the federal statutory rate of 35%. The difference from the statutory rate is due primarily to income attributable to the noncontrolling interests and the reversal of valuation allowance related to the Company's net federal deferred tax asset.

In 2007, an ownership change pursuant to Internal Revenue Code Section 382 (“Section 382”) occurred. The Company's federal and state net operating loss carryforwards in existence at that time were subject to a gross annual limitation of $9.9 million. Net operating loss carryforwards generated subsequent to the 2007 deemed ownership change were not subject to the Section 382 limitation. On June 12, 2012, as a result of the acquisition of 8,695,653 shares of common stock by affiliates of Madison International Realty, the Company believes a second change in ownership pursuant to Section 382 occurred. Accordingly, as of June 12, 2012, the Company’s federal and state net operating loss carryforwards and, potentially, certain post June 12, 2012 deductions and losses (to the extent such losses are considered recognized built-in losses and to the extent of the company’s net unrealized built-in loss (if any) under Section 382) are subject to an annual Section 382 limitation of approximately $5.7 million. As the new annual limitation is less than the previous $9.9 million annual limitation imposed on 2007 and prior net operating losses, the new annual limitation of $5.7 million is now applied against all federal and state net operating loss carryforwards in existence as of June 12, 2012. Net operating losses generated after June 12, 2012, are generally not subject to the Section 382 limitation. As of the year ended December 31, 2012, the Company reported net operating loss carryforwards of $53.4 million for federal purposes and $34.2 million for state purposes. The Company’s net operating loss carryforwards are subject to varying expirations from 2018 through 2033.

FASB ASC 740-10-30-17, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years. As of December 31, 2012, a valuation allowance related to the Company’s net deferred tax assets was required because it was not more likely than not that such assets would be realized. As a result of the liquidation of TPG/CalSTRS, LLC on September 30, 2013, the Company recognized a substantial deferred tax liability. After a detailed evaluation of all relevant evidence, the valuation allowance related to the Company’s net federal deferred tax asset was reversed during the third quarter of 2013 as the Company’s management determined that it is more likely than not that benefits related to the federal deferred tax assets will be realized due to the future reversal of the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable temporary differences. The Company maintains a full valuation allowance on its net state deferred tax asset due to the uncertainty of future realization.

FASB ASC 740-10-25, "Accounting for Income Taxes" subsection "Recognition" clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2013, there is no interest or penalty associated with unrecognized tax benefits. We anticipate an approximate $1.2 million decrease in unrecognized tax benefits within the next twelve months due to expiring federal and state tax statute of limitation periods.

9. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments as of September 30, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy consists of three broad levels as follows:

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

Available-for-sale debt securities

The valuation techniques used to measure the fair values of our investments in marketable debt securities are described above. These assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (in thousands):

	Fair Value Measurements at the end of September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Agency securities	$4,950	$—	$—
Corporate bonds	—	3,693	—
Municipal bonds	—	517	—
Total	$4,950	$4,210	—

Mortgage loans

The Company uses a discounted cash flow analysis to estimate the fair value of our mortgage loans. The inputs used in preparing the discounted cash flows include actual maturity dates and scheduled interest and principal payments as well as estimates for market loan-to-value ratios and discount rates. The discount rate, which is the most significant input, is estimated

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on our knowledge of the market including discussions with market participants. As this input has more attributes of a Level 3 input than a Level 2 input, we classify it as such.

As of September 30, 2013 and December 2012, the book and fair values of our mortgage loans were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Book Value (1)	Fair Value	Book Value (2)	Fair Value
Mortgage loans	$582,755	$590,546	$281,375	$286,223

(1) Excludes note premiums totaling $12.8 million.
(2) Included in the book value of mortgage loans above is $14.5 million related to the Campus El Segundo loan that is shown as obligations associated with land held for sale on the consolidated balance sheet as of December 31, 2012. On May 7, 2013, the Company sold the Campus El Segundo project, and paid off the mortgage loan balance in full.

10. Commitments and Contingencies

Proposed Merger with Parkway

On September 4, 2013, TPG and our Operating Partnership, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parkway Properties, Inc., a Maryland corporation (“Parkway”), Parkway Properties LP, a Delaware limited partnership (“Parkway LP”), and PKY Masters, LP, a Delaware limited partnership and an indirect wholly owned subsidiary of Parkway LP (“Merger Sub”).
Under the terms of the Merger Agreement, the Company will be merged with and into Parkway (the “Parent Merger”), with Parkway surviving the Parent Merger, and Merger Sub will be merged with and into our Operating Partnership (the “Partnership Merger” and, together with the Parent Merger, the “Mergers”), with our Operating Partnership surviving the Partnership Merger as a subsidiary of Parkway LP. Pursuant to the Merger Agreement, at the effective time of the Parent Merger (the “Effective Time”), each outstanding share of our common stock, other than shares held by any wholly owned subsidiary of TPG, by Parkway or by any subsidiary of Parkway, will be canceled and converted into the right to receive 0.3822 shares (the “Exchange Ratio”) of common stock of Parkway, and each outstanding share of our limited voting stock will be canceled and converted into the right to receive limited voting stock of Parkway at the Exchange Ratio. Pursuant to the Merger Agreement, at the effective time of the Partnership Merger, each outstanding limited partnership unit of our Operating Partnership will be converted into the right to receive common limited partnership units of Parkway LP at the Exchange Ratio.
Immediately prior to the Effective Time: (1) each option to purchase the common stock of the Company will be converted into an option exercisable for a number of shares of Parkway common stock calculated based on the Exchange Ratio; (2) each share of TPG restricted stock will be converted into the right to receive a number of shares of Parkway common stock equal to the Exchange Ratio, and such shares will be subject to the same terms and conditions, including with respect to vesting and forfeiture, as were applicable to such shares of TPG restricted stock prior to the Mergers; and (3) each TPG phantom share will be converted into fully vested shares of Parkway common stock at the Exchange Ratio (with associated dividend equivalents converted into cash or shares of Parkway Common Stock, at Parkway’s option).
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including covenants regarding the operation of our business and the business of our subsidiaries prior to the closing and covenants prohibiting us from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably expected to lead to, a superior proposal.

Consummation of the Mergers is subject to (1) the approval of stockholders and Parkway’s stockholders, (2) the receipt of tax opinions relating to REIT status and the tax-free nature of the transaction, (3) the receipt by Parkway of a study of TPG’s “earnings and profits” to confirm that no special distribution needs to be effected to satisfy REIT rules, (4) the successful liquidation of TPG/CalSTRS, which has occurred, and (5) other customary closing conditions. The Merger Agreement may be terminated under certain circumstances, including by either party if the Mergers have not occurred by March 1, 2014, if an order is entered prohibiting or disapproving the transaction and the order has become final and non-appealable, if the

THOMAS PROPERTIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders of the other party fail to approve the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, one party may be required to pay to the other party a termination fee of $15.0 million and/or reimburse the other party’s transaction expenses up to an amount equal to $5.0 million.

Litigation

On October 24, 2013, a purported stockholder of TPG filed a lawsuit entitled Osieczanek v. Thomas Properties Group, Inc., et. al. against TPG and its directors, Parkway, and Merger Sub in the Chancery Court of the State of Delaware. This action was brought as a putative class action, alleging that TPG’s directors breached certain alleged duties to TPG’s stockholders by failing to provide TPG’s stockholders with material information in connection with the Mergers and that Parkway aided and abetted those breaches. The lawsuit seeks various forms of relief, including that the court enjoin the Mergers and rescind the Merger Agreement. The plaintiff also seeks an award of damages and litigation expenses and to have the defendants account for any profits or special benefits the defendants may have obtained by the breach of a fiduciary duty.

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
Forward-Looking Statements
Forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated and you should not rely on them as predictions of future events. Although information is based on our current estimates, forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise. You are cautioned not to place undue reliance on this information as we cannot guarantee that any future expectations and events described will happen as described or that they will happen at all. You can identify forward-looking statements by the use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “pro forma”, “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	risks related to the proposed Mergers with Parkway Properties, Inc.;

•	our shared control with CalSTRS of the TPG/CalSTRS Austin joint venture and its potential impact on major business decisions affecting that joint venture;

•	our joint venture partners have rights under our joint venture agreements that could adversely affect us;

•	our reliance on revenue from significant tenants;

•	the impact of adverse economic or real estate developments in the three regional markets in which we are currently active;

•	failure to obtain any necessary third party financing;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates, tax rates, insurance and other operating costs;

•	the risk of default under our debt obligations;

•	potential losses that may not be covered by insurance and could result in our inability to repair damaged properties;

•	our reliance on key personnel, the loss of whom could impair our ability to operate our business successfully;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to successfully develop or manage properties;

•	significant competition which may decrease or prevent increases of occupancy and rental rates of our properties;

•	lower market rents or increased vacancy rates;

•	the effect on us of tax legislation or other legislation relating to or affecting the ownership of our properties; and

•	environmental uncertainties and risks related to natural disasters.

Overview and Background

We are a full-service real estate operating partnership that owns, acquires, develops and manages primarily office, as well as mixed-use and residential properties on a nationwide basis. Our company’s primary areas of focus are the acquisition and ownership of interests in premier properties, property development and redevelopment, and investment and property management activities. We conduct our business through our Operating Partnership, of which we own 79.8% as of September 30, 2013, and have control over the major decisions of the Operating Partnership.
The properties we own interests in or manage on behalf of third parties are located in Southern California and Sacramento, California; Philadelphia, Pennsylvania; Northern Virginia; Houston, Texas; and Austin, Texas. As of September 30, 2013, we own interests in and asset manage 10 operating properties with 7.0 million rentable square feet and provide leasing, asset and/or property management services on behalf of third parties for an additional three operating properties with 1.9 million rentable square feet. We also have direct and indirect ownership interests in developable land with various allowable uses, including office development, totaling approximately 1.0 million square feet. Additionally, we developed Murano, a 302- unit high-rise residential condominium project in downtown Philadelphia, in which we have closed sales on 267 units as of September 30, 2013.
Proposed Merger Transaction with Parkway Properties, Inc.

On September 4, 2013, TPG and our Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parkway Properties, Inc., a Maryland corporation (“Parkway”), Parkway Properties LP, a Delaware limited partnership (“Parkway LP”), and PKY Masters, LP, a Delaware limited partnership and an indirect wholly owned subsidiary of Parkway LP (“Merger Sub”).
Under the terms of the Merger Agreement, TPG will be merged with and into Parkway (the “Parent Merger”), with Parkway surviving the Parent Merger, and Merger Sub will be merged with and into our Operating Partnership (the “Partnership Merger” and, together with the Parent Merger, the “Mergers”), with our Operating Partnership surviving the Partnership Merger as a subsidiary of Parkway LP. Pursuant to the Merger Agreement, at the effective time of the Parent Merger (the “Effective Time”), each outstanding share of our common stock, other than shares held by any wholly owned subsidiary of the Company, by Parkway or by any subsidiary of Parkway, will be canceled and converted into the right to receive 0.3822 shares (the “Exchange Ratio”) of common stock of Parkway, and each outstanding share of our limited voting stock will be canceled and converted into the right to receive limited voting stock of Parkway at the Exchange Ratio. Pursuant to the Merger Agreement, at the effective time of the Partnership Merger, each outstanding limited partnership unit of our Operating Partnership will be converted into the right to receive common limited partnership units of Parkway LP at the Exchange Ratio.
Immediately prior to the Effective Time: (1) each option to purchase our common stock will be converted into an option exercisable for a number of shares of Parkway common stock calculated based on the Exchange Ratio; (2) each share of our restricted stock will be converted into the right to receive a number of shares of Parkway common stock equal to the Exchange Ratio, and such shares will be subject to the same terms and conditions, including with respect to vesting and forfeiture, as were applicable to such shares of our restricted stock prior to the Mergers; and (3) each TPG phantom share will be converted into fully vested shares of Parkway common stock at the Exchange Ratio (with associated dividend equivalents converted into cash or shares of Parkway common stock, at Parkway’s option).
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including covenants regarding the operation of our business and the business of our subsidiaries prior to the closing and covenants prohibiting us from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably expected to lead to, a superior proposal.

Consummation of the Mergers is subject to (1) the approval of our stockholders and Parkway’s stockholders, (2) the receipt of tax opinions relating to REIT status and the tax-free nature of the transaction, (3) the receipt by Parkway of a study of TPG’s “earnings and profits” to confirm that no special distribution needs to be effected to satisfy REIT rules, (4) the successful liquidation of TPG/CalSTRS, which has occurred, and (5) other customary closing conditions. The Merger Agreement may be terminated under certain circumstances, including by either party if the Mergers have not occurred by March 1, 2014, if an order is entered prohibiting or disapproving the transaction and the order has become final and non-appealable, if the stockholders of the other party fail to approve the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, one party may be required to pay to the other party a termination fee of $15,000,000 and/or reimburse the other party’s transaction expenses up to an amount equal to $5,000,000.
Additional Information about the Proposed Transaction and Where to Find It
This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. In connection with the proposed transaction, TPG and Parkway have filed a preliminary joint proxy statement/prospectus with the SEC as part of Parkway’s registration statement on Form S-4. These materials are not yet final and may be amended. INVESTORS ARE URGED TO READ THE PRELIMINARY JOINT PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.
Investors may obtain free copies of the registration statement, the preliminary joint proxy statement/prospectus, the definitive joint proxy statement/prospectus and other relevant documents filed by TPG and Parkway with the SEC (if and when they become available) through the website maintained by the SEC at www.sec.gov. Copies of the documents filed by TPG with the SEC are available free of charge on TPG’s website at www.tpgre.com, and copies of the documents filed by Parkway with the SEC are also available free of charge on Parkway’s website at www.PKY.com.
TPG, Parkway and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from TPG’s and Parkway’s stockholders in respect of the proposed transaction. Information regarding TPG’s directors and executive officers can be found in TPG’s definitive proxy statement filed with the SEC on April 30, 2013. Information regarding Parkway’s directors and executive officers can be found in Parkway’s definitive proxy statement filed with the SEC on April 4, 2013. Additional information regarding the interests of such potential participants is included in the preliminary joint proxy statement/prospectus and will be included in the definitive joint proxy statement/prospectus and other relevant documents filed with the SEC in connection with the proposed transaction if and when they become available. These documents are available free of charge on the SEC’s website and from TPG or Parkway, as applicable, using the sources indicated above.

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

Development. We continually evaluate the size, timing and scope of our development initiatives to determine if we are able to lease committed development properties at expected rental rates or within projected time frames or complete projects on schedule or within budgeted amounts. The inability to achieve these outcomes could adversely affect our financial condition, results of operations and cash flows. As of September 30, 2013, we have sole ownership interest in two development projects, Four Points Centre and CityWestPlace. We have incurred $6.3 million and $9.1 million of costs related to the land acquisition, pre-development and infrastructure improvements for Four Points Centre and CityWestPlace, respectively, and the total amount is reflected in “Land improvements - development properties” on our consolidated balance sheet as of September 30, 2013. In May 2013, the Company sold 23.9 acres of land in its Campus El Segundo project, which had a carrying value of $47.7 million. To the extent that we do not proceed with projects as planned or do not achieve sufficient proceeds from any contemplated disposition, development costs would need to be evaluated for impairment.

Results of Operations

The results of operations reflect the consolidation of the affiliates that own One Commerce Square, Two Commerce
Square, Murano, Four Points Centre, Campus El Segundo (sold in May 2013), San Felipe Plaza (as of September 30, 2013), CityWestPlace (as of September 30, 2013) and our investment advisory, property management, leasing and real estate development operations.

TPG Austin Partner, LLC, a limited liability company formed in September 2012 by TPG and Madison, owns a 50% interest in TPG/CalSTRS Austin, LLC, which owns the following properties that were acquired from Austin Joint Venture Predecessor and are accounted for using the equity method of accounting:

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

The following properties were disposed by TPG/CalSTRS, TPG/CalSTRS Austin, LLC, or Austin Joint Venture Predecessor during 2013 and 2012, and were accounted for using the equity method of accounting for the periods presented:

•	Brookhollow Central I, II and III (acquired as of August 2005, disposed as of January 2012)

•	Stonebridge Plaza II (acquired as of June 2007, disposed as of July, 2012)

•	Research Park Plaza I & II (acquired as of June 2007, disposed as of July 2012)

•	CityWestPlace land - certain land parcels (acquired as of June 2006, disposed as of November 2012)

•	Park Centre (acquired as of June 2007, disposed as of March 2013)

•	Great Hills Plaza (acquired as of June 2007, disposed as of March 2013)

•	Westech 360 I-IV (acquired as of June 2007, disposed as of March 2013)

•	City National Plaza (acquired as of January 2003, distributed September 2013)

•	Reflections I (acquired as of October 2004, sold September 2013)

•	Reflections II (acquired as of October 2004, sold September 2013)

•	San Felipe Plaza (acquired as of August 2005, distributed to TPG as of September 30, 2013 and now wholly-owned)

•	CityWestPlace (acquired as of June 2006, distributed to TPG as of September 30, 2013 and now wholly-owned)

•	Fair Oaks Plaza (acquired as of January 2007, sold September 2013)

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

			Percent Leased
			As of September 30,
	Location	Rentable Square Feet	2013	2012
Consolidated Operating Properties:
One Commerce Square	Philadelphia, PA	942,866	82.8%	96.6%
Two Commerce Square	Philadelphia, PA	953,276	88.1	78.7
Four Points Centre	Austin, TX	192,062	100.0	57.8
		2,088,204

We have sold 267 units at Murano as of September 30, 2013. Revenue from unit settlements increased due to settlement of five units in the three months ended September 30, 2012 as compared to six units in the three months ended September 30, 2013. The average revenue per unit sold in 2013 and 2012 was $0.6 million and $0.5 million, respectively. Fee revenue from our investment advisory, management, leasing and development services business increased $0.5 million or 10.9% for the three months ended September 30, 2013 compared to the same period for 2012. This increase was primarily due to an increase in the advisory fees earned from our City National Plaza project.

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

Revenues

Total revenues increased by approximately $1.8 million, or 8.1%, to $23.9 million for the three months ended September 30, 2013 from $22.1 million for the same period for 2012. The increase in total revenues was primarily due to an increase of $1.3 million, or 56.5%, in condominium sales as six units were settled during the current period, compared to five during the comparable period in 2012, as well as increased average revenue per unit sold for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Additionally, the fee revenue from our investment advisory, management, leasing and development services business increased by $0.5 million, or 10.9%, due primarily to increased advisory fees earned in connection with the increase in the appraised value of our City National Plaza project. This increase is offset by a decrease in the reimbursement of property personnel costs of $0.5 million, or 38.5%, due primarily to our increased ownership interest in our Austin portfolio.

Expenses

Total expenses increased $4.0 million, or 15.4%, to $29.9 million during the three months ended September 30, 2013 in comparison to $25.9 million in the same period in 2012. General and administrative expenses increased by $3.7 million, to $7.6 million for the three months ended September 30, 2013 as compared to $3.9 million for the same period in 2012, primarily due to expenses incurred during the current period in connection with our proposed Merger with Parkway. Cost of condominium sales increased $1.1 million, or 57.9%, to $3.0 million for the three months ended September 30, 2013, in comparison to $1.9 million for the same period in 2012 as a result of increased sales, and higher value units being sold, during the current period. These increases are offset by a decrease in interest expense, which decreased $0.8 million, or 19.0% during the current period compared to 2012, as a result of the refinance of the Two Commerce Square mortgage and the declining balance on the loan on our Murano condominium project, which is reduced by the closing of each unit sale and has now been paid back. Additionally, reimbursable property personnel costs declined by $0.5 million, or 38.5%, due to TPG no longer managing two third party owned properties, 816 Congress and Austin Centre, as of the second quarter of 2013, as well as our increased ownership interest in our Austin portfolio.

Gain on liquidation of joint venture

Gain on liquidation of joint venture of $118.2 million during the three months ended September 30, 2013 was due to the transfer of our interest in City National Plaza to CalSTRS resulting in a gain of $62.7 million, and a remeasurement of our historical 25% percent interest in CityWestPlace and San Felipe Plaza upon the acquisition of the other 75% interest from CalSTRS.

Equity in net income (loss) of unconsolidated real estate entities

Equity in net income (loss) of unconsolidated real estate entities remained consistent at a loss of $1.8 million for both the three months ended September 30, 2013 and September 30, 2012.

[space intentionally left blank]

Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for the three months ended September 30, 2013 and 2012 (in thousands):

	Three months ended
	September 30,
	2013	2012
Revenues	$25,620	$24,935
Expenses:
Property operating and maintenance	6,501	7,022
Real estate and other taxes	5,125	4,470
Interest expense	9,508	14,601
Depreciation and amortization	10,523	9,356
Total expenses	31,657	35,449
Income (loss) from continuing operations	(6,037)	(10,514)
Gain (loss) on disposition of real estate	—	(60,076)
Discontinued operations:
Net income (loss) from discontinued operations before gain (loss) on disposition of real estate	(11,962)	(3,344)
Gain (loss) on disposition of real estate related party	14,318	—
Gain (loss) on disposition of real estate	—	73
Income (loss) from discontinued operations	2,356	(3,271)
Net income (loss)	$(3,681)	$(73,861)
Thomas Properties’ share of net income (loss)	$(1,833)	$(3,121)
Intercompany eliminations	994	1,453
Equity in net income (loss) of unconsolidated real estate entities	(839)	(1,668)
Noncontrolling interests' share of TPG Austin Partner	(1,007)	(129)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities	$(1,846)	$(1,797)

Aggregate revenues for the unconsolidated real estate entities for the three months ended September 30, 2013 increased approximately $0.7 million, or 2.8%, to $25.6 million compared to $24.9 million for the three months ended September 30, 2012. This increase is primarily the result of increases in tenant reimbursement revenue at our San Felipe Plaza, City West Place and City National Plaza projects.

Property operating and maintenance expenses for unconsolidated real estate entities, which includes general and administrative expenses at the property level, increased by $0.5 million, or 7.1%, to $6.5 million for the three months ended September 30, 2013 compared to $7.0 million for the three months ended September 30, 2012. The increase was due primarily to brokerage fees and transfer taxes incurred in connection with the disposition of City National Plaza. Real Estate and other taxes increased $2.8 million, or 30.1% to $12.1 million for the three months ended September 30, 2013, compared to $9.3 million for the comparable period in 2012, primarily as a result of increases in the assessed values of our San Felipe Plaza and City West Place projects. Interest expense decreased by $5.1 million, or 34.9%, to $9.5 million for the three months ended September 30, 2013 as compared to $14.6 million for the three months ended September 30, 2012. The decrease was due primarily to a bank term loan and a senior secured priority credit facility related to the Austin portfolio owned by the Austin Joint Venture Predecessor, both of which were paid off at par in September 2012. Depreciation and amortization expense increased by $1.1 million, or 11.7%, to $10.5 million for the three months ended September 30, 2013 compared to $9.4 million for the same period in 2012. This is due to the Austin portfolio, which is incurring greater amortization expense related to the in-place lease values resulting from the purchase price accounting for the September 2012 transaction.

The Company recognized a loss on disposition of real estate of $60.1 million during the three months ended September 30, 2012 as a result of the reorganization of the Austin portfolio. No such loss was recognized by the Company during the three months ended September 30, 2013. Loss associated with discontinued operations decreased by approximately $5.7 million, or 172.7%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to the disposition of our Fair Oaks Plaza and Reflections projects during the current period.

Benefit (provision) for income taxes

For the three months ended September 30, 2013 and 2012, there was a provision for income taxes of $8.0 million and benefit of $0.4 million, respectively. This change is primarily due to a net federal deferred tax expense associated with the liquidation of TPG/CalSTRS, LLC and the reversal of valuation allowance in 2013.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Revenues

Total revenues increased by approximately $5.8 million, or 9.0%, to $70.1 million for the nine months ended September 30, 2013 from $64.3 million for the same period for 2012. The increase in total revenues was primarily due to an increase of $7.1 million, or 165.1%, in condominium sales as 18 units settled in the nine months ended September 30, 2013 as compared to 9 units, which settled in the nine months ended September 30, 2012. This increase is partially offset by a decrease in fee revenue from our investment advisory, management, leasing and development services business of $1.7 million or 11.6% due to our ownership interest in our Austin portfolio, which increased from 6.25% to 50.0% (on a consolidated basis) effective September 2012.

Expenses

Total expenses increased $10.9 million, or 14.1%, to $88.2 million during the nine months ended September 30, 2013 in comparison to $77.3 million during the same period in 2012. The expense for impairment charges increased $0.8 million in 2013 compared to 2012, related to our Campus El Segundo project. There was no charge in the comparable period in 2012. Our cost of condominium sales increased $6.1 million, or 184.8% as 18 units were sold in 2013, compared to 9 units during the same period in 2012. Additionally, general and administrative expenses increased $7.1 million, or 54.6%, primarily due to expenses incurred in the current period in connection with the proposed Merger with Parkway, as well as to the settlement of a claim by a former consultant. Finally, property operating and maintenance expenses increased $1.3 million, 7.1%, primarily due to increases in Philadelphia municipal taxes, contract cleaning expenses and expenses related to operating the new media wall installed as part of the Commerce Square value enhancement program. These increases are offset by decreases of $2.1 million, or 16.5%, in interest expense due primarily to a lower interest rate after the refinancing of our loan on the Two Commerce Square project, as well as a declining loan balance on our Murano condominium project, which is reduced by the closing of each unit sale, and has now been paid back. Additionally, there were decreases in reimbursable property personnel costs of $1.2 million, or 29.3%, and investment advisory expenses of $1.4 million, or 16.3%, due to TPG no longer managing two third party owned properties, 816 Congress and Austin Centre, as of the second quarter of 2013, as well as our increased ownership in our Austin portfolio.

Loss on sale of real estate

Loss on sale of real estate of $0.6 million during the nine months ended September 30, 2013 was due to the sale of 45.4 acres in land parcels at our Four Points Centre project. There was no corresponding transaction during the comparable period in 2012.

Gain on liquidation of joint venture

Gain on liquidation of joint venture of $118.2 million during the three months ended September 30, 2013 was due to the transfer of our interest in City National Plaza to CalSTRS resulting in a gain of $62.7 million, and a remeasurement of our historical 25% percent interest in CityWestPlace and San Felipe Plaza upon the acquisition of the other 75% interest from CalSTRS.

Equity in net income (loss) of unconsolidated real estate entities

Equity in net income (loss) of unconsolidated real estate entities decreased by $5.6 million, or 215.4%, to a loss of $8.2 million during the nine months ended September 30, 2013, compared to a loss of $2.6 million in the prior year. This was primarily a result of our increased ownership interest in our Austin portfolio.

Set forth below is a summary of the combined financial information for the unconsolidated real estate entities, our share of net income (loss) and our equity in net income (loss), after intercompany eliminations, for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended
	September 30,
	2013	2012
Revenues	$73,800	$73,569
Expenses:
Property operating and maintenance	18,866	23,283
Real estate and other taxes	13,571	13,413
Interest expense	28,209	42,935
Depreciation and amortization	33,494	29,135
Total expenses	94,140	108,766
Income (loss) from continuing operations	(20,340)	(35,197)
Gain (loss) on disposition of real estate	—	(60,076)
Discontinued operations:
Net income (loss) from discontinued operations before gain (loss) on disposition of real estate	(17,136)	(20,189)
Gain (loss) on disposition of real estate related party	14,318	—
Gain (loss) on disposition of real estate	1,216	39
Income (loss) from discontinued operations	(1,602)	(20,150)
Net income (loss)	$(21,942)	$(115,423)
Thomas Properties’ share of net income (loss)	$(7,231)	$(5,724)
Intercompany eliminations	2,175	3,240
Equity in net income (loss) of unconsolidated real estate entities	(5,056)	(2,484)
Noncontrolling interests' share of TPG Austin Partner	(3,111)	(129)
TPGI's share of equity in net income (loss) of unconsolidated real estate entities	$(8,167)	$(2,613)

Aggregate revenues for the unconsolidated real estate entities for the nine months ended September 30, 2013 increased approximately $0.2 million, or 0.3%, to $73.8 million compared to $73.6 million for the nine months ended September 30, 2012. The increase is primarily the result of increases in tenant reimbursement revenue at our San Felipe Plaza, City West Place and City National Plaza projects.

Property operating and maintenance expenses for unconsolidated real estate entities, which includes general and administrative expenses at the property level, increased by $4.4 million, or 18.9%, to $18.9 million for the nine months ended September 30, 2013 compared to $23.3 million for the nine months ended September 30, 2012. The increase was due primarily to brokerage fees and transfer taxes incurred in connection with the disposition of City National Plaza. Real estate and other taxes increased by $0.2 million, or 1.5%, compared to $13.6 million for the nine months ended September 30, 2013 compared to $13.4 million for the nine months ended September 30, 2012, primarily as a result of the increases in the assessed values of our San Felipe and City West Place projects. Interest expense decreased by $14.7 million, or 34.3%, to $28.2 million for the nine months ended September 30, 2013 as compared to $42.9 million for the nine months ended September 30, 2012. The decrease was due primarily to a bank term loan and a senior secured priority credit facility related to the Austin portfolio owned by the Austin Joint Venture Predecessor, both of which were paid off at par in September 2012. Depreciation and amortization expense increased $4.4 million, or 15.1%, to $33.5 million for the nine months ended September 30, 2013 compared to $29.1 million for the comparable period in 2012. This is due to the Austin portfolio, which is incurring greater amortization expense related to the in-place lease values resulting from the purchase price accounting for the September 2012 transaction.

The Company recognized a loss on disposition of real estate of $60.1 million during the nine months ended September 30, 2012 as a result of the reorganization of the Austin portfolio. No such loss was recognized by the Company during the nine months ended September 30, 2013. Income associated with discontinued operations increased by approximately $18.6 million, or 92.1%, to $1.6 million for the nine months ended September 30, 2013 compared to a loss of $20.2 million for the nine months ended September 30, 2012, primarily due to gains on the dispositions of our Fair Oaks Plaza and Reflections projects, as well as Park Centre, Great Hills Plaza and Westech 360 I-IV from our Austin portfolio during the current period.

Benefit (provision) for income taxes

For the nine months ended September 30, 2013 and 2012, there was an income tax provision of $8.0 million and benefit of $0.4 million, respectively. This change is primarily due to a net federal deferred tax expense associated with the liquidation of TPG/CalSTRS, LLC and reversal of valuation allowance in 2013.

Liquidity and Capital Resources

The Merger Agreement restricts us, without Parkway’s consent, from making certain acquisitions and dispositions, from making certain expenditures, from engaging in certain capital raising transactions and taking other specified actions while the Mergers are pending. This places certain constraints on our liquidity and capital resources described below during the pendency of the Mergers which could adversely affect our business and operations.

Analysis of liquidity and capital resources

As of September 30, 2013, we have unrestricted cash and cash equivalents of $62.3 million. We believe that we will have sufficient capital to satisfy our liquidity needs over the next 12 months through cash on hand, cash flows from operations and proceeds from condominium and property sales. We expect to meet our long-term liquidity requirements, including debt service, property acquisitions and additional future development and redevelopment activity, through cash flow from operations, additional secured and unsecured long-term borrowings, proceeds from dispositions of non-strategic assets, and the potential issuance of additional debt, or common or preferred equity securities, including convertible securities.

We have scheduled principal payments on consolidated debt of $1.2 million in the fourth quarter of 2013 and $5.3 million in 2014 (assuming the extension option on the Four Points Centre loan is granted, otherwise the principal balance of $23.4 million is due on July 31, 2014). We believe that we will have sufficient capital to satisfy these obligations when due.

Our board of directors declared and the Company paid three quarterly dividends to common stockholders in the nine months ended September 30, 2013 of $0.02 per common share. The availability of funds to pay dividends is impacted by property-level restrictions on cash flows. With respect to our investments in joint venture properties, we do not solely control decision making with respect to these properties, and may not be able to obtain monies from these properties even if funds are available for distribution to us. In addition, we may enter into future financing arrangements that contain restrictions on our use of cash generated from our properties. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

Pursuant to the Merger Agreement, we have agreed to declare a prorated dividend for the period between the record date of our then most recent dividend and the closing of the Mergers, at the same rate as the dividend for the prior period.

As of September 30, 2013, we have unfunded capital commitments to TPG/CalSTRS Austin, LLC of $6.9 million. We estimate we will fund approximately $1.5 million in 2013 and $1.7 million between 2014 and 2015 to satisfy our share of contractual obligations existing at September 30, 2013 for capital improvements, tenant improvements and leasing commissions.

Development

As of September 30, 2013, we own two development projects, Four Points Centre and CityWestPlace, which are 19.0 acres and 9.9 acres, respectively. If we decide to develop any of the remaining land holdings, we anticipate seeking to mitigate our development risk by obtaining significant pre-leasing and guaranteed maximum cost construction contracts. The amount and timing of costs associated with our development projects is inherently uncertain due to market and economic conditions. We presently intend to fund development expenditures, if any, primarily through construction and permanent financing.

Leasing, Tenant Improvement and Capital Needs

Our One Commerce Square and Two Commerce Square properties require capital expenditures as well as leasing commissions and tenant improvement costs. The level of these expenditures varies from year to year based on several factors, including lease expirations. There are commitments to incur expenditures of approximately $4.8 million in capital improvements, tenant improvements and leasing commissions for Commerce Square during the fourth quarter of 2013.

During November 2010, subsidiaries of TPG and Brandywine entered into two partnership arrangements with respect to our One Commerce Square and Two Commerce Square properties. Brandywine committed to contribute $25.0 million of preferred equity in return for a 25% limited partnership interest in each property and as of September 30, 2013, this commitment was fully funded and invested in the value-enhancement program designed to increase rental rates and occupancy at Commerce Square.

Annual capital expenditures may fluctuate in response to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate depending upon other factors, including the type of property involved, the existing tenant base, terms of leases, types of leases, the involvement of leasing agents and overall market conditions.

Contractual Obligations

A summary of our contractual obligations at September 30, 2013 is as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Regularly scheduled principal payments	$1,197	$5,328	$6,910	$4,436	$3,598	$16,932	$38,401
Balloon payments due at maturity (1)(2)(3)	—	23,441	80,000	234,658	—	286,255	624,354
Interest payments—fixed rate debt (4)	7,233	28,788	28,445	18,803	13,887	37,164	134,320
Interest payments—variable rate debt (4)	1,416	7,303	400	—	—	—	9,119
Capital commitments (5)	9,874	12,215	1,330	8	8	201	23,636
Operating lease (6)	85	122	—	—	—	—	207
Obligations associated with uncertain tax positions (7)	—	—	—	—	—	—	—
Total	$19,805	$77,197	$117,085	$257,905	$17,493	$340,552	$830,037
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

(2)
Included within these balloon payments in the "2014" column is $23.4 million due under the Four Points Centre mortgage loan. The loan is scheduled to mature on July 31, 2014, with a 1 year extension option at our election, subject to certain conditions. The option to extend is subject to (1) a loan-to-value ratio and a minimum appraised land ratio of 62.5%, and (2) the adjusted net operating income of the property and improvements as a percentage of the outstanding principal balance must be at least 10.0%. If these requirements are not met, we can pay down the principal balance in an amount sufficient to satisfy these requirements. The debt yield is calculated by dividing the net operating income of the property by the outstanding principal balance of the loan. Through September 30, 2013, the property has been generating net operating losses. Beginning in August 2014, we are required to pay down the loan balance by $42,000 each month. The loan has an unfunded balance of $0.4 million, which is available to fund any remaining project costs. We have provided a guarantee for a portion of principal and interest payable. We have also provided collateral of approximately 19 acres of fully entitled unimproved land, which is immediately adjacent to our Four Points Centre office buildings.

(3)
Included within these balloon payments in the "2015" column is $80.0 million due under the Parkway loan, which was funded on September 27, 2013. The net proceeds were $78.8 million after loan fees of $1.2 million. The loan bears interest at a rate of 6% per annum for the first six months, 8% per annum for the following six months, and 12% per annum thereafter, with interest payable monthly in arrears and matures on January 15, 2015. The loan may be prepaid at any time without penalty. The loan agreement contains affirmative and negative covenants, including covenants that restrict the Company’s ability to create liens on its properties, incur additional indebtedness, and engage in mergers, consolidations or sales of all or substantially all of its assets, in each case, subject to specified exceptions.

(4)
As of September 30, 2013, 84.7% of our debt was at contractually fixed rates ranging from 3.96% to 6.16%. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 15.3% of our debt bears interest at variable rates based on LIBOR plus a spread of 3.50% for the Four Points Centre loan and the Parkway loan which has an escalating interest rate as described in note 3 above. The interest payments on the Four Points Centre loan have been reported in the table above based on one-month LIBOR, which was 0.18% as of September 30, 2013.

(5)
Capital commitments of our Company and consolidated subsidiaries include approximately $8.5 million of tenant improvements and leasing commissions for certain tenants in One Commerce Square and Two Commerce Square, of which $4.8 million is expected to be paid in 2013. Additionally, our Company and consolidated subsidiaries have capital commitments of approximately $1.4 million for tenant improvements and leasing commissions for certain tenants in Four Points Centre of which $0.4 million is expected to be funded by additional borrowings available under the loan and paid in 2013. There are commitments for tenant improvements and leasing commissions of approximately $1.4 million and $9.1 million for CityWestPlace and San Felipe Plaza, respectively, of which $2.7 million is expected to be paid in 2013 and $6.8 million in 2014. We have an unfunded capital commitment of $6.9 million to TPG/CalSTRS Austin, LLC, of which we estimate we will fund $1.5 million in 2013 for contractual obligations existing as of September 30, 2013.

(6)
Represents the future minimum lease payments on our operating lease for our corporate office at City National Plaza, which expires in May 2014, subject to our option to terminate the lease early on notice to the landlord. The table does not reflect available extension options.

(7)
The obligations associated with uncertain tax positions in the table above should represent amounts related to temporary book-tax differences. However, reasonable estimates cannot be made about the amount and timing of payment, if any, for these obligations. As of September 30, 2013, $8.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740, and we are uncertain as to if and when such amounts may be settled. Additionally, there is no interest or penalty associated with unrecognized tax benefits as of September 30, 2013.

[space intentionally left blank]

Off-Balance Sheet Arrangements—Indebtedness of Unconsolidated Real Estate Entities

As of September 30, 2013, our Company had investments in entities owning unconsolidated properties with a stated ownership percentage of 33.3%. We account for these investments using the equity method of accounting.

The table below summarizes the outstanding debt for these properties as of September 30, 2013 (in thousands). None of these loans are recourse to us. There are no extension options on these loans as of September 30, 2013.

	Interest Rate at September 30, 2013	Principal Amount	Maturity Date
TPG/CalSTRS Austin, LLC:
San Jacinto Center
Mortgage loan-Note A (1)	6.05%	$43,000	6/11/2017
Mortgage loan-Note B (2)	6.05%	58,000	6/11/2017
Frost Bank Tower
Mortgage loan-Note A (1)	6.06%	61,300	6/11/2017
Mortgage loan-Note B (2)	6.06%	88,700	6/11/2017
One Congress Plaza
Mortgage loan-Note A (1)	6.08%	57,000	6/11/2017
Mortgage loan-Note B (2)	6.08%	71,000	6/11/2017
One American Center
Mortgage loan-Note A (1)	6.03%	50,900	6/11/2017
Mortgage loan-Note B (2)(3)	6.03%	69,100	6/11/2017
300 West 6th Street	6.01%	127,000	6/11/2017

Total outstanding debt of all unconsolidated properties		$626,000
_______________________
(1) Balance represents senior mortgage indebtedness.

(2) Balance represents subordinate mortgage indebtedness.

(3) An affiliate of CalSTRS, a member in the TPG/CalSTRS Austin joint venture, acquired this mortgage loan. The borrower's contractual obligations have not changed.

Cash Flows

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012

Cash and cash equivalents were $62.3 million and $58.4 million at September 30, 2013 and 2012, respectively, representing a decrease of $3.9 million. The decrease was a result of the following changes in cash flows:

	Nine months ended September 30,
	2013	2012	Increase (Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$(4,051)	$(1,696)	$(2,355)
Net cash provided by (used in) investing activities	(70,039)	(102,532)	32,493
Net cash provided by (used in) financing activities	59,527	83,303	(23,776)
Net increase (decrease) in cash and cash equivalents	(14,563)	(20,925)	6,362
Cash and cash equivalents at beginning of year	76,837	79,320	(2,483)
Cash and cash equivalents at end of period	$62,274	$58,395	$3,879

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, revenues generated and collected from our investment advisory, management, leasing and development services and the level of operating expenses and other general and administrative costs. Net cash used in operating activities was $4.1 million for the nine months ended September 30, 2013, which represented an increase of $2.4 million from the net cash used by operations of $1.7 million for the nine months ended September 30, 2012. This increased use of cash was due to higher general and administrative expenses related to our proposed Merger with Parkway as well as the settlement of certain legal matters.

Our net cash generated by or used in investing activities is generally impacted by the sale of properties or condominium units at Murano, contributions and distributions related to our investments in unconsolidated real estate entities, the funding of development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities was $70.0 million for the nine months ended September 30, 2013, which represented a decrease of $32.5 million from the net cash used in investing activities of $102.5 million for the nine months ended September 30, 2012. The primary reasons for this decrease are 1) the sale of real estate during the period, as follows: the Campus El Segundo developable land project ($47.8 million in proceeds), undeveloped land parcels at our Four Points project ($11.2 million), 2) distributions received from unconsolidated real estate joint ventures as follows: TPG/CalSTRS - Austin resulting from the sale of the suburban properties ($35.0 million) and the liquidation of our TPG/CalSTRS, LLC joint venture ($17.5 million) and 3) the proceeds from the sale of condominium units at our Murano project $10.0 million. These sources of cash were primarily offset by expenditures for improvements to real estate of $13.7 million at Commerce Square and Four Points Centre, and $166.3 million capital contribution to TPG/CalSTRS in connection with the acquisition of additional interests in San Felipe Plaza and CityWestPlace.

Our net cash provided by or used in financing activities is generally impacted by our borrowings, and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash provided by financing activities was $59.5 million for the nine months ended September 30, 2013 which represented a decrease of $23.8 million compared to $83.3 million provided by financing activities for the nine months ended September 30, 2012. The $59.5 million of cash was generated by 1) the funding of an $80.0 million loan from Parkway in the third quarter (the proceeds were used to fund a portion of the capital contribution to TPG/CalSTRS in connection with the TPG/CalSTRS liquidation) and 2) net proceeds over repayments from the refinance of the mortgage loan at Two Commerce Square of $5.4 million (which amount we are required to use for the operations of Two Commerce Square) and 3) contributions by noncontrolling interest holders totaling $8.0 million (used to fund the capital needs of various properties) offset by 1) mortgage paydowns totaling approximately $13.0 million, 2) distribution of suburban Austin sales proceeds to noncontrolling interest holders totaling $11.7 million, 3) dividend payments totaling $3.5 million and 4) changes in restricted cash.

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

Reconciliation of Net Income (Loss) to ATCF:

	For the three months ended September 30, 2013
		Plus Unconsolidated Investments at TPGI's Share		Less Noncontrolling Interest Share
	Consolidated	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$80,281	$—	$—	$—	$—	$80,281
Income tax (benefit) provision	7,987	—	—	—	—	7,987
Noncontrolling interests - unitholders in the Operating Partnership	22,532	—	—	—	—	22,532
Depreciation and amortization	3,738	5,223	1,822	(1,754)	—	9,029
Amortization of loan costs	143	(84)	28	28	—	115
Non-cash compensation expense	558	—	—	—	—	558
Straight-line rent adjustments	(1,078)	(531)	133	177	—	(1,299)
Adjustments to reflect the fair market value of rent	33	(819)	(65)	273	—	(578)
Gain on liquidation of joint venture	(118,201)	—	—	—	—	(118,201)
Loss (gain) on sale of real estate	8	—	(2,192)	—	—	(2,184)
ATCF before income taxes	$(3,999)	$3,789	$(274)	$(1,276)	$—	$(1,760)

TPGI's share of ATCF before income taxes (1)	$(3,192)	$3,025	$(219)	$(1,019)	$—	$(1,405)
TPGI's income tax refund (expense) - current	(23)	—	—	—	—	(23)
TPGI's share of ATCF	$(3,215)	$3,025	$(219)	$(1,019)	$—	$(1,428)

	For the three months ended September 30, 2012
		Plus Unconsolidated Investments at TPGI's Share		Less Non-Controlling Interests Share
	Consolidated	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$(4,085)	$—	$—	$—	$—	$(4,085)
Income tax (benefit) provision	(442)	—	—	—	—	(442)
Noncontrolling interests - unitholders in the Operating Partnership	(1,226)	—	—	—	—	(1,226)
Depreciation and amortization	4,120	1,103	1,914	(201)	(23)	6,913
Amortization of loan costs	120	8	54	—	—	182
Non-cash compensation expense	324	—	—	—	—	324
Straight-line rent adjustments	59	(141)	30	31	3	(18)
Adjustments to reflect the fair market value of rent	12	(100)	(77)	—	—	(165)
ATCF before income taxes	$(1,118)	$870	$1,921	$(170)	$(20)	$1,483

TPGI's share of ATCF before income taxes (1)	$(878)	$683	$1,509	$(135)	$(15)	$1,164
TPGI's income tax refund (expense) - current	144	—	—	—	—	144
TPGI's share of ATCF	$(734)	$683	$1,509	$(135)	$(15)	$1,308

(1) Based on an interest in our operating partnership of 79.83% and 78.56% for the three months ended September 30, 2013 and 2012, respectively.

	For the nine months ended September 30, 2013
		Plus Unconsolidated Investments at TPGI's Share		Less Noncontrolling Interests Share
	Consolidated	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$65,761	$—	$—	$—	$—	65,761
Income tax (benefit) provision	8,027	—	—	—	—	8,027
Noncontrolling interests - unitholders in the Operating Partnership	18,821	—	—	—	—	18,821
Depreciation and amortization	11,850	16,442	5,560	(5,582)	(86)	28,184
Amortization of loan costs	416	(251)	85	84	—	334
Non-cash compensation expense	1,815	—	—	—	—	1,815
Straight-line rent adjustments	(1,110)	(2,012)	221	671	10	(2,220)
Adjustments to reflect the fair market value of rent	115	(2,548)	(188)	849	(4)	(1,776)
Impairment loss	753	—	—	—	—	753
Gain on liquidation of joint venture	(118,201)	—	—	—	—	(118,201)
Loss (gain) on sale of real estate	566	—	(2,192)	—	—	(1,626)
ATCF before income taxes	$(11,187)	$11,631	$3,486	$(3,978)	$(80)	$(128)

TPGI's share of ATCF before income taxes (1)	$(8,914)	$9,268	$2,778	$(3,170)	$(64)	$(102)
TPGI's income tax benefit (expense) - current	(63)	—	—	—	—	(63)
TPGI's share of ATCF	$(8,977)	$9,268	$2,778	$(3,170)	$(64)	$(165)

	For the nine months ended September 30, 2012
		Plus Unconsolidated Investments at TPGI's Share		Less Non-Controlling Interests Share
	Consolidated	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	TPGI's Share
Net income (loss)	$(12,009)	$—	$—	$—	$—	$(12,009)
Income tax (benefit) provision	(368)	—	—	—	—	(368)
Noncontrolling interests - unitholders in the Operating Partnership	(3,817)	—	—	—	—	(3,817)
Depreciation and amortization	11,782	2,306	5,687	(201)	(23)	19,551
Amortization of loan costs	440	34	195	—	—	669
Non-cash compensation expense	1,235	—	—	—	—	1,235
Straight-line rent adjustments	(296)	(197)	59	31	3	(400)
Adjustments to reflect the fair market value of rent	31	(379)	(241)	—	—	(589)
ATCF before income taxes	$(3,002)	$1,764	$5,700	$(170)	$(20)	$4,272

TPGI's share of ATCF before income taxes (1)	$(2,294)	$1,348	$4,356	$(130)	$(15)	$3,265
TPGI's income tax benefit (expense) - current	108	—	—	—	—	108
TPGI's share of ATCF	$(2,186)	$1,348	$4,356	$(130)	$(15)	$3,373

(1) Based on an interest in our operating partnership of 79.68% and 76.43% for the nine months ended September 30, 2013 and 2012, respectively.

TPGI's share of after tax cash flow (“ATCF”) for the three months ended September 30, 2013 was a loss of $1.4 million compared to ATCF of $1.3 million for the three months ended September 30, 2012. The $2.7 million decrease in ATCF for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to our decreased share of ATCF from the Austin properties. TPGI's share of ATCF for the nine months ended September 30, 2013 was $0.2 million compared to ATCF of $3.4 million for the nine months ended September 30, 2012. The decrease in ATCF for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of our decreased share of ATCF from the Austin properties and the increased number of shares of our common stock outstanding resulting from the issuance of common stock in 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk faced by our Company is interest rate risk. Our strategy is to match as closely as possible the expected holding periods and income streams of our assets with the terms of our debt. In general, we use floating rate debt on assets with higher growth prospects and less stability to their income streams. Correspondingly, with respect to stabilized assets with lower growth rates, we will generally use longer-term fixed-rate debt. As of September 30, 2013, our Company had $103.4 million of outstanding consolidated floating rate debt, which is not subject to an interest rate cap.

Our fixed and variable rate consolidated long-term debt at September 30, 2013 consisted of the following (in thousands):

Year of Maturity	Fixed Rate	Variable Rate	Total
2013	$1,197	$—	$1,197
2014	5,328	23,441	28,769
2015	6,910	80,000	86,910
2016	239,094	—	239,094
2017	3,598	—	3,598
Thereafter	303,187	—	303,187
Total	$559,314	$103,441	$662,755
Weighted average interest rate	5.15%	5.48%	5.20%

We utilize sensitivity analyses to assess the potential effect on interest costs of our variable rate debt. At September 30, 2013, our variable rate long-term debt represents 15.3% of our total long-term debt. If interest rates were to increase by 75 basis points, or by approximately 13.7% of the weighted average variable rate at September 30, 2013, the net impact would be increased interest costs of $0.8 million per year.

Our estimates of the fair value of debt instruments at September 30, 2013 and 2012, respectively, were determined by performing discounted cash flow analyses using an appropriate market discount rate. Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of September 30, 2013, the estimated fair value of our consolidated mortgage loans aggregate $590.5 million, compared to the aggregate carrying value of $582.8 million, excluding the $80.0 million Parkway loan.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012, except to the extent that any such risk factors are no longer applicable due to the liquidation of TPG/CalSTRS.

For a discussion of potential risks and uncertainties, please refer to Item 1A - Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

2.1*
Agreement and Plan of Merger, dated September 4, 2013, by and among Parkway Properties, Inc., Parkway Properties LP, PKY Masters, LP, Thomas Properties Group, Inc., and Thomas Properties Group, L.P. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 5, 2013, is incorporated herein by reference).

10.77*	Forbearance Agreement (Exhibit 10.77 to the Company’s Current Report on Form 8-K, dated October 3, 2013, is incorporated herein by reference).
10.78*
Repayment Guarantee by Thomas Properties Group, LP for TPG-2101 CITYWEST III & IV, L.P Promissory Note (Exhibit 10.78 to the Company’s Current Report on Form 8-K, dated October 3, 2013, is incorporated herein by reference).

10.79
Redemption and Liquidation Option Agreement among Thomas Properties Group, L.P., a Maryland Limited Partnership, and California State Teachers' Retirement System, a public entity, and TPG/CALSTRS, LLC, a Delaware Limited Liability Company

10.80
Distribution Option Agreement among Thomas Properties Group, L.P., a Maryland Limited Partnership, and California State Teachers' Retirement System, a public entity, and TPG/CALSTRS, LLC, a Delaware Limited Liability Company

10.81*
Loan Agreement, dated September 4, 2013, by and between Parkway Properties LP and Thomas Properties Group, L.P. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 5, 2013, is incorporated herein by reference).

10.82*
Voting Agreement, dated September 4, 2013, by and among Thomas Properties Group, Inc., Thomas Properties Group, L.P., and TPG VI Pantera Holdings, L.P. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 5, 2013, is incorporated herein by reference).

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

The following Thomas Properties Group, Inc. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
___________________

* Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 12, 2013

THOMAS PROPERTIES GROUP, INC.

By:	/s/ James A. Thomas
James A. Thomas
Chief Executive Officer

By:	/s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer